Form 10-Q
period 2005-09-30
NxStage Medical, Inc.
filed 2005-12-01
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51567
NxSTAGE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3454702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

439 S. Union St, 5th Floor, Lawrence, MA	01843
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (978) 687-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 Exchange Act). Yes ☐ No ☑
As of November 1, 2005, the registrant had outstanding 21,141,631 shares of common stock, par value $0.001 per share.

NxStage Medical, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
NxStage Medical, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$12,545,271	$5,639,499
Marketable securities	—	12,495,000
Accounts receivable, net	935,795	524,265
Inventory	5,600,346	4,410,253
Prepaid expenses and other current assets	123,996	39,585

Total current assets	19,205,408	23,108,602

Property and equipment, net	1,286,307	759,008
Field equipment, net	3,436,589	1,041,263
Other assets	2,026,181	546,061

Total assets	$25,954,485	$25,454,934

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,752,317	$1,409,269
Accrued expenses	2,272,212	1,020,426
Deferred revenue	—	25,720
Current portion of long-term debt	1,484,864	1,448,165

Total current liabilities	6,509,393	3,903,580

Long-term debt	2,022,328	3,005,717

Commitments (Note 3)	—	—

Redeemable convertible preferred stock, at redemption value:
Series B- Authorized – 1,875,000 shares; issued and outstanding–1,875,000 shares	5,006,250	5,006,250
Series C- Authorized – 1,155,169 shares; issued and outstanding–1,151,632 shares	6,000,003	6,000,003
Series D- Authorized – 5,011,173 shares; issued and outstanding–4,857,622 shares	29,000,008	29,000,008
Series E- Authorized – 2,690,846 shares; issued and outstanding-2,669,908 shares	15,939,351	15,939,351
Series F- Authorized – 2,829,671 shares; issued and outstanding-2,747,253 shares	20,000,002	20,000,002
Series F-1- Authorized – 2,197,801 shares; issued and outstanding -2,197,801 at September 30, 2005; none at December 31, 2004	15,999,993	—

Total redeemable convertible preferred stock	91,945,607	75,945,614

Stockholders’ deficit:
Common stock, $0.001 par value – Authorized – 30,000,000 shares; Issued and outstanding – 2,568,264 shares at September 30, 2005 and 2,566,681 at December 31, 2004	2,568	2,567
Additional paid-in-capital	2,475,780	2,391,223
Deferred compensation	(328,845)	(420,509)
Accumulated deficit	(76,636,755)	(59,496,069)
Accumulated other comprehensive income (loss)	(35,591)	122,811

Total stockholders’ deficit	(74,522,843)	(57,399,977)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$25,954,485	$25,454,934

See accompanying notes.

NxStage Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$1,496,785	$441,940	$3,933,960	$1,158,021
Cost of revenues	2,270,865	905,545	6,114,408	2,252,935

Gross profit (deficit)	(774,080)	(463,605)	(2,180,448)	(1,094,914)

Operating expenses:
Research and development	1,648,887	1,521,865	4,704,659	4,482,490
Selling and marketing	2,084,967	747,898	4,986,376	2,263,257
Distribution	623,366	152,325	1,409,030	286,350
General and administrative	1,298,249	776,248	3,501,210	2,662,052

Total operating expenses	5,655,469	3,198,336	14,601,275	9,694,149

Interest income	118,304	32,810	268,090	73,314
Interest expense	(278,667)	(2,468)	(592,063)	(10,059)

	(160,363)	30,342	(323,973)	63,255

Net loss	$(6,589,912)	$(3,631,599)	$(17,105,696)	$(10,725,808)

Net loss per share — basic and diluted	$(2.57)	$(1.42)	$(6.66)	$(4.19)

Weighted average shares outstanding — basic and diluted	2,567,618	2,564,972	2,566,852	2,559,990

See accompanying notes.

NxStage Medical, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(17,105,696)	$(10,725,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,549	325,349
Forgiveness of related party loans	—	289,615
Compensation expense related to issuance of stock options	171,474	51,869
Changes in current assets and liabilities:
Accounts receivable	(411,530)	(303,353)
Inventory	(3,927,313)	(936,381)
Prepaid expenses and other current assets	(84,411)	(73,415)
Accounts payable	1,285,227	1,111,650
Accrued expenses	1,154,270	635,586

Net cash used in operating activities	(18,295,430)	(9,624,888)

Investing activities
Purchases of property and equipment	(845,337)	(59,148)
Maturity of marketable securities	12,495,000	—
(Increase) decrease in other assets	260,766	(223,201)

Net cash provided by (used in) investing activities	11,910,429	(282,349)

Financing activities
Net proceeds from issuance of redeemable convertible preferred stock	15,965,003	19,968,522
Proceeds from exercise of stock options	4,749	5,265
Net repayments of loans and lines of credit	(946,691)	(87,257)
Cost of initial public offering	(1,642,962)	—

Net cash provided by financing activities	13,380,099	19,886,530

Foreign exchange effect on cash and cash equivalents	(89,326)	(12,900)

Net increase in cash and cash equivalents	6,905,772	9,966,393
Cash and cash equivalents at beginning of period	5,639,499	8,880,618

Cash and cash equivalents at end of period	$12,545,271	$18,847,011

Supplemental disclosure
Cash paid for interest	$205,478	$10,059

Noncash investing activites
Transfers from inventory to field equipment	$2,725,397	$697,487

Noncash financing activites
Deferred compensation and paid-in-capital	$79,810	$122,867

See accompanying notes.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Operations
NxStage Medical, Inc. (the Company) is a medical device company that develops, manufactures and markets products for the treatment of kidney failure and fluid overload. The Company’s primary product, the NxStage System One (the System), was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System is cleared by the Food and Drug Administration (FDA) and sold commercially in the United States for the treatment of acute and chronic kidney failure patients as well as patients with congestive heart failure suffering from fluid overload. The System consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) premounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy.
As more fully described in Note 8, on November 1, 2005, the Company closed its initial public offering resulting in net proceeds to the Company of $56.7 million.
Basis of Presentation
The condensed consolidated financial statements reflect the operations of NxStage Medical, Inc. and its wholly owned subsidiaries and are unaudited, except for the consolidated balance sheet at December 31, 2004, which is derived from audited financial statements. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of results that ultimately may be achieved for the entire year ending December 31, 2005.
On September 15, 2005, the Board of Directors approved, and on October 14, 2005 the stockholders approved, a one-for-1.3676 reverse stock split of the outstanding shares of common stock and adjusted conversion ratios of Series B, Series C, Series D, Series E, Series F and Series F-1 redeemable convertible preferred stock to reflect the one-for-1.3676 reverse stock split of the common stock. All share and per share amounts for all periods presented have been retroactively adjusted for the one-for-1.3676 reverse stock split.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The accompanying financial statements reflect the application of certain significant accounting policies described in Note 2 and elsewhere in the accompanying notes to financial statements.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Foreign Currency
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the period. Gains and losses arising from transactions denominated in foreign currencies are included in the consolidated statements of operations and were not material for the periods presented.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue from product sales and services when earned in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable, and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables based-program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. In the chronic market, revenues are realized using short-term rental arrangements.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
In the critical care market, the Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic market, the Company recognizes revenues derived from short-term rental arrangements ratably over the rental period. These rental arrangements combine the use of a system with a specified number of disposable products supplied to customers for a fixed amount per month. Revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to customer purchase orders issued monthly with fixed payment terms. Customer contracts are generally cancelable on a 30-days notice and there are no purchase requirements from our customers under our chronic agreements.
Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposables at a price that includes a premium above the otherwise average selling price of the disposables to recover the purchase of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered. The Company records the cost of the equipment in inventory and amortizes the cost of the equipment through charges to cost of sales consistent with the customer’s minimum purchase requirement.
When the Company enters into a multiple-element arrangement, it allocates the total fee to all elements of the arrangement based on their respective fair values. Fair value is determined by the price charged when each element is sold separately. The Company’s most common multiple-element arrangements are products sold under a disposables-based program in the critical care market as described above. The Company accounts for the disposables-based program as a single economic transaction and has determined that it does not have a basis to separate the transaction into multiple elements to recognize revenue at the time of shipment of each element. Rather, the Company recognizes revenue related to all elements over the term of the arrangement as the disposables are delivered.
The Company’s contracts provide for training, technical support and warranty services to its customers. The Company recognizes training revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
Cash, Cash Equivalents and Marketable Securities
The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in money market funds and are stated at cost plus accrued interest, which approximates market value.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its investments in marketable securities as available-for-sale at December 31, 2004; there were no marketable securities at September 30, 2005. Marketable securities are reported at their fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ deficit as other comprehensive income (loss).
Inventory
Inventory is valued at the lower of cost (weighted average) or estimated market. The Company regularly reviews its inventory quantities on hand and related cost and records a provision for excess or obsolete inventory primarily based on its estimated forecast of product demand and existing product configurations. The medical device industry is characterized by rapid development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate. The inventory balance consists of the following:

	September 30,	December 31,
	2005	2004

Purchased components	$2,923,770	$2,926,114
Finished units	2,676,576	1,484,139

Total	$5,600,346	$4,410,253

Property and Equipment and Field Equipment
Property and equipment is carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	September 30,	December 31,
	2005	2004

Computer and office equipment	$738,830	$611,423
Machinery, equipment and tooling	1,302,339	1,014,055
Furniture	279,816	241,491
Leasehold improvements	278,151	276,403
Construction-in-process	347,387	34,550

	2,946,523	2,177,922
Less accumulated depreciation and amortization	(1,660,216)	(1,418,914)

Property and equipment, net	$1,286,307	$759,008

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Depreciation expense for property and equipment was $99,211 and $80,192 for the three months ended September 30, 2005 and 2004, respectively, and $292,478 and $254,887 for the nine months ended September 30, 2005 and 2004, respectively.
Field equipment is carried at cost less accumulated depreciation as follows:

	September 30,	December 31,
	2005	2004

Field equipment	$3,879,775	$1,154,378
Less accumulated depreciation	(443,186)	(113,115)

Property and equipment, net	$3,436,589	$1,041,263

Depreciation expense for field equipment was $162,003 and $30,321 for the three months ended September 30, 2005 and 2004, respectively, and $330,071 and $70,462 for the nine months ended September 30, 2005 and 2004, respectively.
The Company provides for depreciation and amortization by charges to operations on a straight-line basis over the estimated useful life of the property and equipment and field equipment as follows:

Estimated
Useful Life
Computer and office equipment	3 years
Machinery, equipment and tooling	5 years
Furniture	7 years
Leasehold improvements	Lesser of 5 years or life of lease
Field equipment	5 years
Construction-in-process consists of machinery and equipment that has not yet been placed into service.
Fair Value of Financial Instruments
The estimated fair market values of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, notes receivable from stockholders, accounts payable and long-term debt approximate their carrying values. The Company estimated the fair value of its long-term debt based upon market interest rates.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Warranty
For a period of one year following delivery of products to its customers, the Company provides for product repair or replacement if it is determined that there is a defect in material or manufacture of the product. The Company accrues estimated warranty costs at the time of delivery based on contractual rights and historical experience. The warranty allowance and related activity is as follows:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Usage	Period
Nine Months Ended September 30, 2004	$9,525	$41,910	$(23,495)	$27,940
Nine Months Ended September 30, 2005	$35,401	$106,680	$(66,834)	$75,247
Distribution Expenses
Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs charged to customers are included in revenue and totaled $12,052 and $8,784 for the three months ended September 30, 2005 and 2004, respectively, and $31,870 and $10,482 for the nine months ended September 30, 2005 and 2004, respectively.
Research and Development Costs
Research and development costs are charged to operations as incurred.
Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss consists of foreign currency translation adjustments and unrealized gains from available-for-sale securities.
The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustments	$(35,591)	$98,811
Unrealized gain on marketable securities	—	24,000

Total	$(35,591)	$122,811

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Stock-Based Compensation
The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded for stock options awarded to employees and directors to the extent that the option exercise price is less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price are fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation for stock-based awards to employees. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.
Options granted to employees have been valued for disclosure purposes using the minimum value method. The weighted-average assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.33%-4.35%	5.03%-5.20%	4.33%-4.68%	4.65%-5.20%
Expected dividend yield	—	—	—	—
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	—	—	—	—
The effect of expensing the fair value of employee stock options, consistent with SFAS No. 123, would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss as reported	$(6,589,912)	$(3,631,599)	$(17,105,696)	$(10,725,808)
Add: Actual expense recorded under APB No. 25	17,861	—	53,584	—
Less: Pro forma SFAS No. 123 expense	(208,154)	(63,037)	(458,906)	(196,591)

Pro forma net loss	$(6,780,205)	$(3,694,636)	$(17,511,018)	$(10,922,399)

Basic and diluted net loss per share: as reported	$(2.57)	$(1.42)	$(6.66)	$(4.19)

Basic and diluted net loss per share: pro forma	$(2.64)	$(1.44)	$(6.82)	$(4.27)

Weighted average fair value of options granted	$8.55	$5.47	$8.13	$5.47

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share and EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security because it may participate in dividends with common stock and, therefore, has adopted the provisions of EITF 03-6 retroactively for all periods presented as referenced in Note 4.
Net loss per share is calculated based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. Common equivalent shares from stock options and warrants have been excluded from the computation of diluted net loss per share because their effect is antidilutive in all periods presented. At September 30, 2005 and 2004, the number of common equivalent shares excluded from the computation were as follows:

	September 30,
	2005	2004

Stock options	2,568,422	1,635,545
Warrants	203,625	203,625
Redeemable convertible preferred stock	12,124,840	10,165,879
Unvested restricted common stock	23	1,438

Total	14,896,910	12,006,487

Income Taxes
The Company accounts for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123-R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company expects to adopt SFAS No. 123-R in the first quarter of fiscal 2006. Under SFAS No. 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods allow companies to adopt SFAS No. 123-R on a prospective or retrospective basis. Management is evaluating the requirements of SFAS No. 123-R, and has not yet determined whether to adopt SFAS No. 123-R on a prospective basis or to restate prior periods and cannot currently estimate the future effects of adopting this new guidance.
3. Financing Arrangements
Debt
In December 2004, the Company entered into a debt agreement for principal of $5.0 million payable over a three-year term and secured by all the assets of the Company. Interest accrues at a rate of 7.0% annually and monthly principal and interest payments are made in advance. In addition, a final interest payment of $650,000 is due at the maturity date in December 2007, or if the loan is prepaid in advance. This additional interest payment is accrued on a monthly basis using the interest method over the 36-month life of the loan and is included in accrued expenses.
In connection with the agreement, the Company issued the lender a warrant to purchase 82,416 shares of Series F redeemable convertible preferred stock (Series F Preferred Stock) at an exercise price of $7.28 per share. The Company estimated the value of the warrants at $422,500 using the Black-Scholes option-pricing model, and an estimated volatility factor of 85%. This amount was recorded as original issue discount and is being amortized as additional interest expense over the three year life of the loan.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Future Maturities
Annual maturities of principal under the Company’s debt obligations and a reconciliation to amounts included in the consolidated balance sheet as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Year Ending December 31,
2005	$395,850	$1,448,165
2006	1,654,313	1,654,313
2007	1,773,904	1,773,904

Total future principal payments	3,824,067	4,876,382
Less unamortized original issue discount	(316,875)	(422,500)

	3,507,192	4,453,882
Less current portion of long-term debt	(1,484,864)	(1,448,165)

Long-term debt	$2,022,328	$3,005,717

4. Redeemable Preferred Stock and Stockholders’ Deficit
Preferred Stock
The Company has authorized preferred stock, $.001 par value per share, of which 1,875,000 shares are designated as Series B redeemable convertible preferred stock (Series B Preferred Stock), 1,155,169 shares are designated as Series C redeemable convertible preferred Stock (Series C Preferred Stock), 5,011,173 shares are designated as Series D redeemable convertible preferred stock (Series D Preferred Stock), 2,690,846 shares are designated as Series E redeemable convertible preferred Stock (Series E Preferred Stock), 2,829,671 shares are designated as Series F redeemable convertible preferred stock (Series F Preferred Stock) and 2,197,801 shares are designated as Series F-1 redeemable convertible preferred stock (Series F-1 Preferred Stock).
On August 18, 2004, the Company sold 2,747,253 shares of Series F Preferred Stock resulting in net proceeds of $19,968,522. On July 8, 2005 and July 15, 2005, the Company sold an aggregate of 2,197,801 shares of Series F-1 Preferred Stock resulting in net proceeds of $15,965,003.
As discussed in Note 8, on November 1, 2005, the Company closed its initial public offering and all outstanding preferred stock was converted into 12,124,840 shares of common stock at that date. The rights, preferences and privileges of the Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock prior to their conversion on November 1, 2005 are described below.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     Dividends
No dividends were declared by the Board of Directors on the preferred stock while it was outstanding and dividends were not cumulative. If dividends had been declared, holders of Series B, Series C, Series D, Series E, Series F, and Series F-1 Preferred Stock would have been entitled to receive, before any cash dividends were declared for common stock, dividends at an annual rate of 7% of their original issue price ($2.67, $5.21, $5.97, $5.97, $7.28, and $7.28, respectively), as adjusted for certain dilutive events, as defined.
     Voting Rights
The preferred stockholders were entitled to vote on all matters with the common stockholders as if they were one class of stock. Limited special voting rights applied to the Series D, E, F and F-1 Preferred Stock. The preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of the Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock was then convertible. For so long as at least 100,000 shares of Series B, Series C, Series D, Series E, Series F and/or Series F-1 Preferred Stock remained outstanding, the vote of at least two-thirds of the outstanding shares of preferred stock was required to effect or validate certain material corporate transactions and equity issuances defined in the Company’s Certificate of Incorporation, as amended and restated.
     Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, as defined, the holders of the Preferred Stock then outstanding would have been entitled to be paid an amount equal to the original issue price per share, plus any dividends declared but unpaid on such shares prior to any payment to common stockholders. Amounts remaining after the preference payments to the holders of Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock, if any, would have been shared on a proportional basis among all stockholders, including the preferred stockholders, whose portion would have been determined based on the number of shares of common stock into which the Preferred Stock was then convertible.
Upon the closing of a sale of substantially all the assets of the Company or an acquisition of the Company, in which the total consideration per share to be received by the holders of Series F Preferred Stock was less than 1.7 times the effective Series F Preferred Stock conversion price, then the Series F Preferred Stock conversion price would have been reduced to the higher of (a) the total consideration per share to be received by the holders of the Series F Preferred Stock divided by 1.7, and (b) $8.16. The potential reduction in the conversion price of the Series F Preferred Stock described above represented a contingent beneficial conversion feature which was resolved upon the closing of the Company’s initial public offering on November 1, 2005. No dividend was recognized relating to this feature.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Upon the closing of a sale of substantially all the assets of the Company or an acquisition of the Company, in which the total consideration per share to be received by the holders of Series F-1 Preferred Stock was less than 1.5 times the effective Series F-1 Preferred Stock conversion price, then the Series F-1 Preferred Stock conversion price would have been reduced to the higher of (a) the total consideration per share to be received by the holders of the Series F-1 Preferred Stock divided by 1.5, and (b) $8.16. The potential reduction in the conversion price of the Series F-1 Preferred Stock described above represented a contingent beneficial conversion feature which was resolved upon the closing of the Company’s initial public offering on November 1, 2005. No dividend was recognized relating to this feature.
     Conversion
Each share of Preferred Stock was convertible, at any time and at the option of the holder, into .7312 fully paid and nonassessable share of common stock, adjusted for certain dilutive events, as defined. In addition, all shares of Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock would be automatically converted into shares of common stock upon the vote of holders of at least 70% of the outstanding shares of Preferred Stock voting together as a class, or immediately upon the closing of an underwritten public offering in which the aggregate net proceeds to the Company are not less than $20 million.
In the event of an initial public offering in which the price per share is less than $16.93, the number of shares of common stock into which the outstanding shares of Series F Preferred Stock would convert would increase based on the actual initial public offering price up to a maximum of an additional 439,925 shares. In addition, in the event of an initial public offering in which the price per share is less than $14.93, the number of shares of common stock into which the outstanding shares of Series F-1 Preferred Stock would convert would increase based on the actual initial public offering price up to a maximum of an additional 351,940 shares. The potential reduction in the conversion price of the Series F-1 Preferred Stock described above represented a contingent beneficial conversion feature which was resolved upon the closing of the Company’s initial public offering on November 1, 2005. No dividend was recognized relating to this feature. As discussed in Note 8, the Company closed its initial public offering on November 1, 2005 at a price of $10.00 per share. As a result, an additional 439,925 shares of common stock were issued to the holders of Series F Preferred Stock and an additional 351,940 shares of common stock were issued to the holders of Series F-1 Preferred Stock, respectively, on November 1, 2005.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
     Redemption Rights
The Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock were subject to redemption after May 1, 2007, upon written request of 70% of the holders of the outstanding shares of Preferred Stock voting together as a class. Upon such a request, the Company would have been required to redeem, subject to certain conditions, all of the Series B, Series C, Series D, Series E, Series F and Series F-1 Preferred Stock at their original issue price of $2.67, $5.21, $5.97, $5.97, $7.28 and $7.28 per share, respectively, plus any accrued but unpaid dividends.
     Warrants
Outstanding warrants at September 30, 2005 are as follows:

	Series C	Series D	Series E	Series F
	Preferred	Preferred	Preferred	Preferred
Shares	3,537	153,551	20,938	82,416

Exercise price	$5.21	$5.21	$5.97	$7.28
Expiration date	5/22/07-8/28/08	11/22/05	9/26/09	12/23/11
Upon the reverse stock split of one share for every 1.3676 shares of common stock outstanding, and as a result of the aforementioned conversion of all shares of convertible preferred stock, these preferred stock warrants will convert, upon exercise, into a total of 203,625 shares of common stock at a weighted-average exercise price of $7.58 per share.
5. Stock Options
The Company maintains the 1999 Stock Option and Grant Plan (the 1999 Plan), which provides for the granting of incentive stock options (ISOs) and nonqualified stock options to employees, officers, directors, advisors and consultants of the Company. As of September 30, 2005, the Company has authorized 4,085,009 shares of common stock for issuance under the 1999 Plan and there are 961,212 shares available for future grant. See further discussion in Note 8.
The Company was organized in December 1998 as a spin-off of VascA, Inc. In connection with the spin-off and prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock to VascA option holders in connection with the spin-out in December 1998. At September 30, 2005, options to purchase 51,013 shares remain outstanding.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
ISOs may be granted only to employees, while nonqualified stock options may be granted to officers, employees, consultants and advisors of the Company. The Board determines the option exercise price for incentive and nonqualified stock options and grants, and in no event are the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time the option is granted, or less than 110% of the fair market value of the common stock in the event that the employee owns 10% or more of the Company’s capital stock. Stock options issued under the 1999 Plan expire between seven and ten years from the date of grant. Stock options issued under the 1999 Plan that are exercisable upon the date of grant are deemed restricted common stock and vest over a period of four years.
The Company accounts for stock options and awards issued to non-employees using the fair value method prescribed by SFAS No. 123.
A summary of all stock option activity is as follows:

			Weighted-
			average
	Number of	Exercise Price	Exercise Price
	Shares	per Share	per Share

Outstanding at December 31, 2004	1,690,561	$0.34-$6.84	$3.97
Granted	959,820	$6.84-$8.55	$8.13
Exercised	(1,156)	$4.10	$4.10
Cancelled	(80,793)	$4.10-$8.55	$4.70

Outstanding at September 30, 2005	2,568,432	$0.34-$8.55	$5.49

Vested at December 31, 2004	865,116	$0.34-$4.10	$3.43

Vested at September 30, 2005	1,127,275	$0.34-$6.84	$3.65

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Shares Subject to Outstanding Options		Vested Options
		Weighted-average
	Number at	Remaining Contractual	Number at
	December 31, 2004	Life (in years)	December 31, 2004
Exercise Price
$0.34-$0.55	107,283	4.3	107,283
$1.37	2,924	5.4	2,924
$2.74-$4.10	1,356,758	7.7	754,909
$5.47-$6.84	223,596	9.4	—

	1,690,561	7.7	865,116

	Shares Subject to Outstanding Options		Vested Options
		Weighted-average
	Number at	Remaining Contractual	Number at
	September 30, 2005	Life (in years)	September 30, 2005
Exercise Price
$0.34-$0.55	107,283	3.8	107,283
$1.37	2,924	4.9	2,924
$2.74-$4.10	1,309,082	7.2	952,002
$5.47-$8.55	1,149,143	9.3	65,066

	2,568,432	7.5	1,127,275

With the exception of one grant of stock options to a newly hired executive officer on October 25, 2004, all stock option grants during the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, were made with exercise prices equal to or greater than the then fair value of the Company’s common stock.
In determining the fair value of its common stock, the Company used methodologies and approaches that it believes are consistent with the recommendations in the AICPA’s Technical Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” At the option grant date, the intrinsic value per share of an employee stock option grant is recorded as deferred compensation and recognized as compensation expense ratably over the applicable vesting period.
As mentioned above, the 1999 Plan allows employees to exercise stock options into shares of restricted common stock prior to their vesting date. Once exercised, the restricted shares of common stock are subject to a vesting schedule such that 25% vest one year from the grant date of the options and 75% vest monthly over a three-year period thereafter. In the event that an

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
employee is terminated prior to the full vesting of the restricted common stock, the Company has the option to repurchase any unvested shares at the original issuance price. To date, stock options to purchase 611,541 shares of restricted stock have been exercised, of which 611,518 shares were vested at September 30, 2005 and 23 shares were subject to repurchase by the Company. The repurchase right in favor of the Company terminated upon the closing of the initial public offering on November 1, 2005.
6. Related-Party Transactions
The owner of one of the Company’s vendors is a member of the Company’s Board of Directors. The Company purchased approximately $313,000 and $49,000 during the three months ended September 30, 2005 and 2004, respectively, and $641,000 and $85,000 during the nine months ended September 30, 2005 and 2004, respectively, of goods and services from this related party.
7. Segment and Enterprise Wide Disclosures
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. All revenues were generated in the U.S. and substantially all assets are located in the U.S.
The Company sells products into two markets, critical care and chronic. The critical care market consists of hospitals or facilities that treat patients that have suddenly and possibly temporarily, lost kidney function. The chronic market consists of dialysis centers and hospitals that provide treatment options for patients that have end stage renal disease (ESRD). Revenues for the three months and nine months ended September 30, 2005 and 2004, respectively, into these markets were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Critical Care	$624,938	$280,342	$2,095,757	$831,294
Chronic market	871,847	161,598	1,838,203	326,727

Total	$1,496,785	$441,940	$3,933,960	$1,158,021

For the nine months ended September 30, 2005, the Company had two customers who individually comprised greater than 10% of revenues, and which aggregated 31% of revenues and 30% of accounts receivable as of September 30, 2005. For the nine months ended September 30, 2004, the Company had two customers who individually comprised greater than 10% of revenues, and which aggregated 23% of revenues.

NxStage Medical, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
8. Subsequent Events
On November 1, 2005, the Company closed its initial public offering of 6,325,000 shares of common stock at $10.00 per share. Net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses were $56,700,000. In connection with the initial public offering, all shares of all series of the Company’s outstanding preferred stock were automatically converted into common stock and resulted in the issuance of an aggregate of 12,124,840 shares of common stock. Concurrent with the initial public offering, the stockholders approved an increase in the number of authorized shares of the common stock from 30,000,000 to 100,000,000 shares.
In October 2005, the Company adopted the 2005 Stock Incentive Plan (the 2005 Plan) which was approved by the board of directors and stockholders, and which became effective with the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the lesser of (a) 600,000 shares, or (b) 3% of the then outstanding shares of our common stock, or (c) a number determined by the board.
As disclosed in the Company’s prospectus dated October 27, 2005 filed with the Securities and Exchange Commission pursuant to Rule 424 (b), four of the Company’s significant shareholders also invested in our initial public offering. Three of these shareholders held warrants to purchase our Series D Preferred Stock, which were due to expire on November 22, 2005 during the six month lock-up period. In November 2005, the Company offered to extend the exercise period of the warrants held by these three investors for a total of 80,968 shares through May 31, 2006. Two of these three investors accepted the Company’s offer to extend the exercise period. The extension of the warrants will have no effect on the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
The following discussion should be read with our unaudited financial statements and notes included in Item 1 of this Quarterly Report for the three and nine months ended September 30, 2005 and 2004, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in our final prospectus dated October 27, 2005 filed with the Securities and Exchange Commission, or SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors Affecting Operations and Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described below, as well as in the documents filed by us with the Securities and Exchange Commission, as they may be amended from time to time, including our final prospectus dated October 27, 2005.
Overview
We are a medical device company that develops, manufactures and markets innovative systems for the treatment of ESRD, acute kidney failure and fluid overload. Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. We believe the largest market opportunity for our product is the home hemodialysis market for the treatment of ESRD.
Since our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development expense has been our single largest operating expense since our inception. We commenced significant sales and marketing activities in 2004 which resulted in increasing sales and marketing expenses.

Research and development encompasses basic design and engineering of our products, the development and testing of prototypes and the preparation and submission of data and documentation to support our regulatory clearances, primarily with the FDA under the 510(k) program. Research and development also encompasses clinical testing of our products.
We sell our products in two markets: the chronic market and the critical care market. We define the chronic market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One in the chronic market and commenced full commercial introduction in the chronic market in September 2004 in the United States. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. In order to be able to specifically promote the System One for home use, the FDA required that we conduct a clinical study, referred to as an investigational device exemption study, or IDE, comparing center-based and home-based therapy with the System One. After submitting the results of that study to the FDA, together with an application for a specific home indication for the System One, the FDA cleared our System One in June 2005 for hemodialysis in the home.
In August 2002, we organized EIR Medical, Inc., a Massachusetts corporation and wholly-owned subsidiary of NxStage. EIR Medical is the sole manufacturer of the dialyzer filter that is a component of the disposable cartridges used with the System One. Since its organization, EIR Medical has conducted its manufacturing in Rosdorf, Germany through a branch operation. In recognition of our growing presence in Germany, we have recently organized NxStage GmbH & Co. KG, a wholly-owned German subsidiary of EIR Medical. Although NxStage GmbH & Co. KG is not yet conducting operations, we plan to contribute the German branch of EIR Medical to NxStage GmbH & Co. KG effective January 1, 2006.
Our overall strategy since inception has been to (a) design and develop new products for the treatment of kidney failure, (b) establish that the products are safe, effective and cleared for use in the United States, (c) further enhance the product design through field experience from a limited number of customers, (d) establish reliable manufacturing and sources of supply, (e) execute a market launch in both the chronic and critical care markets and establish the System One as a preferred system for the treatment of kidney failure, (f) obtain the capital necessary to finance our working capital needs and build our business and (g) achieve profitability. The evolution of NxStage, and the allocation of our resources since we were founded, reflects this plan. We believe we have largely completed steps (a) through (d), and we plan to continue to pursue the other strategic objectives described above.
Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for the System One therapy are typically submitted by the dialysis clinic or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis.
Our System One is produced through internal and outsourced manufacturing. We purchase many of the components and subassemblies included in the System One from third-party manufacturers, some of which are single source suppliers. In addition to outsourcing with third-party manufacturers, we assemble, package and label disposable cartridges in our leased facility in Lawrence, Massachusetts. We also manufacture our own dialyzing filters in a leased facility in Rosdorf, Germany.
We are currently expanding our sales force in the United States to further penetrate our markets. We have increased our combined sales force from four sales representatives as of September 30, 2004, to 14 sales representatives as of September 30, 2005, and we plan to add additional sales and marketing personnel. We market the System One through our direct sales force in the United States primarily to dialysis clinics and hospitals. As of September 30, 2005, 212 ESRD patients were using the System One at 53 different dialysis clinics. In addition, at September 30, 2005, 42 hospitals were using the System One for critical care therapy.
For the nine months ended September 30, 2005, we generated revenues of $3,933,960 and a net loss of $(17,105,696). As of September 30, 2005, our accumulated deficit was $(76,636,755). We have not been profitable since inception, and we expect to continue to incur net losses for the foreseeable future as we expand our sales efforts and grow our operations. Our goal is to increase our sales volume and revenues to gain scale of operation and to drive product cost reductions, which we believe, when combined with other design improvements, will allow us to reach profitability. We expect that over time revenues derived from the chronic market will significantly exceed sales from the critical care market, and will, within one year, represent the majority of our revenues.
The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated.

	Three Months Ended				Nine Months Ended,
	September 30,				September 30,
Market	2005		2004		2005		2004

Critical Care	$624,938	41.8%	$280,342	63.4%	$2,095,757	53.3%	$831,294	71.8%
Chronic	871,847	58.2%	161,598	36.6%	1,838,203	46.7%	326,727	28.2%

Total	$1,496,785	100.0%	$441,940	100.0%	$3,933,960	100.0%	$1,158,021	100.0%

Revenues
Our products consist of the NxStage System One cycler, an electromechanical device used to circulate the patient’s blood during therapy; a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy. We market our products in two markets: the chronic market and the critical care market. The chronic market represents sales associated with the treatment of patients with ESRD to independent dialysis clinics, dialysis clinics that are part of national chains and hospital-based dialysis clinics. Since Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home, in clinic or with a kidney transplant, we do not, and cannot, sell the System One directly to chronic patients. The critical care market reflects sales or rentals of our products to hospitals for the treatment of patients with acute kidney failure or for patients suffering from fluid overload. We only recently began commercial introduction of our System One and we expect revenues to continue to increase in the near future.
We derive our revenues from the sale or rental of equipment and the sale of the related disposable cartridges and treatment fluids. In the critical care market, we generally sell the cycler and disposables to hospital customers. In the chronic market, customers generally rent the machine and then purchase the related disposable cartridges and treatment fluids based on a specific patient prescription. We generally recognize revenues when a product has been delivered to our customer, or, in the chronic market, on a monthly basis in accordance with a contract under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month. Our contracts with dialysis centers for ESRD patients include purchase and rental terms providing for the sale of cartridges and fluids to accommodate up to 26 treatments a month per patient and the monthly rental of System One cyclers. These contracts typically have a term of one year and are cancellable at any time by the dialysis clinic with 30 days’ notice. Under the contract, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. We do not currently derive any revenues from service contracts. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposable cartridges and treatment fluids, we expect that a recurring revenue stream will become a meaningful component of our revenues.
Cost of Revenues
Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, depreciation and maintenance of System One cyclers that we rent to customers, production overhead and the cost of purchasing system components from vendors which we then resell to our customers. It also includes the cost of inspecting, servicing and repairing equipment prior to sale or during the warranty period. The cost of our products depend on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain products from third party suppliers, and the actual design of the products.
We are currently operating at negative gross profit as we are building a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time for two general reasons: we anticipate that increased sales volume will lead to efficiencies in production and reduced material costs, and we have plans to introduce several product design changes that should lower the cost of our current products. We expect that over time unit cost of revenues will become less than unit revenues as we build the scale of our operations. In addition, our gross margins may vary and could periodically worsen, on a quarter by quarter basis until this greater scale of operations is achieved.
Operating Expenses
Research and Development. Research and development expenses consist primarily of salary and benefits for research and development personnel, supplies, materials and expenses associated with product design and development, clinical studies, regulatory submissions, reporting and compliance and expenses incurred for outside consultants or firms who furnish services related to these activities. We expect research and development expenses will continue to increase in the foreseeable future as we seek to further enhance our System One and related products, but not as rapidly as other expense categories as we have substantially completed basic development of the System One.
Selling and Marketing. Selling and marketing expenses consist primarily of salary and benefits for marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients in the operation of the System One. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives, particularly in the chronic market, to increase public awareness of the System One, as we add additional sales and marketing personnel and due to variable compensation plans tied to future sales growth.
Distribution. Distribution expenses include the cost of delivering our products to our customers, or our customers’ patients, depending on the market and the specific agreement with our customers. We use common carriers and freight companies to deliver our products and do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product back to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies from increased sales and rental volume and the planned use of an outsourced logistics provider.
General and Administrative. General and administrative expenses consist primarily of salary and benefits for executive management, legal, including fees to outside legal counsel, finance and accounting, including fees for our annual audit and tax services, and general expenses to operate the business, including insurance and other corporate-related expenses. Rent and utilities are included in general and administrative and allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add support structure for our growing business and as a result of becoming a public company.
Recent Developments
Initial Public Offering
On November 1, 2005, we closed our initial public offering of 6,325,000 shares of our common stock at $10.00 per share, which includes the exercise of the Company’s underwriters’ over-

allotment option to purchase 825,000 shares of common stock. Net proceeds to us from the offering, after deducting underwriting discounts, commissions and estimated expenses were approximately $56,700,000.
Results of Operations
Comparison of Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue

Revenues	$1,496,785	100%	$441,940	100%
Cost of revenue	2,270,865	152%	905,545	205%

Gross profit (deficit)	(774,080)	-52%	(463,605)	-105%

Operating expenses:
Research and development	1,648,887	110%	1,521,865	344%
Selling and marketing	2,084,967	139%	747,898	169%
Distribution	623,366	42%	152,325	34%
General and administrative	1,298,249	87%	776,248	176%

Total operating expenses	5,655,469	378%	3,198,336	724%

Loss from operations	(6,429,549)	-430%	(3,661,941)	-829%

Interest income	118,304	8%	32,810	7%
Interest expense	(278,667)	-19%	(2,468)	-1%

	(160,363)	-11%	30,342	7%

Net loss	$(6,589,912)	-440%	$(3,631,599)	-822%

Revenues. Revenues increased by 238.7% to $1,496,785 for the three months ended September 30, 2005 from $441,940 for the three months ended September 30, 2004. The increase was attributable to increased sales volume in both the chronic and critical care markets, primarily as a result of increased sales and marketing efforts as we continue our commercial launch of the System One, which we commenced in September 2004.
Cost of Revenues. Cost of revenues increased by 150.8% to $2,270,865 for the three months ended September 30, 2005 from $905,545 for the three months ended September 30, 2004. The increase was attributable to our increased revenues and consists principally of direct product costs, including material, labor and production overhead, including costs of servicing our products.
Research and Development. Research and development expenses increased by 8.3% to $1,648,887 for the three months ended September 30, 2005 from $1,521,865 for the three months ended September 30, 2004. The increase was attributable to increased salary and benefits as a result of increased headcount and development costs associated with the dialysate preparation module, offset somewhat by a decrease in clinical trial expenses due to the completion of the IDE home trial for the System One.
Selling and Marketing. Selling and marketing expenses increased by 178.8% to $2,084,967 for the three months ended September 30, 2005 from $747,898 for the three months ended September 30, 2004. Approximately $900,000 of the increase was attributable to increased salary and benefits as a result of increased headcount, approximately $200,000 of the increase was attributable to increased travel expenses and the balance of the increase resulted from the higher level of sales and marketing activity in both the chronic and critical care markets.
Distribution. Distribution expenses increased by 309.2% to $623,366 for the three months ended September 30, 2005 from $152,325 for the three months ended September 30, 2004. The increased cost was attributable to increased shipments of disposable products to patients in the chronic market.
General and Administrative. General and administrative expenses increased by 67.2% to $1,298,249 for the three months ended September 30, 2005 from $776,248 for the three months ended September 30, 2004. The increase was attributable to increased salary and benefits as a result of increased headcount of five employees as well as the implementation of a bonus plan in 2005.
Net Interest Expense. Interest income increased by 260.6% to $118,304 for the three months ended September 30, 2005 from $32,810 for the three months ended September 30, 2004 due to increased cash and investment balances and slightly higher interest rates in 2005. Interest expense increased to $278,667 for the three months ended September 30, 2005 from $2,468 for the three months ended September 30, 2004 due to indebtedness that we incurred in December 2004.
Comparison of Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue

Revenues	$3,933,960	100%	$1,158,021	100%
Cost of revenue	6,114,408	155%	2,252,935	195%

Gross profit (deficit)	(2,180,448)	-55%	(1,094,914)	-95%

Operating expenses:
Research and development	4,704,659	120%	4,482,490	387%
Selling and marketing	4,986,376	127%	2,263,257	195%
Distribution	1,409,030	36%	286,350	25%
General and administrative	3,501,210	89%	2,662,052	230%

Total operating expenses	14,601,275	371%	9,694,149	837%

Loss from operations	(16,781,723)	-427%	(10,789,063)	-932%

Interest income	268,090	7%	73,314	6%
Interest expense	(592,063)	-15%	(10,059)	-1%

	(323,973)	-8%	63,255	5%

Net loss	$(17,105,696)	-435%	$(10,725,808)	-926%

Revenues. Revenues increased by 239.7% to $3,933,960 for the nine months ended September 30, 2005 from $1,158,021 for the nine months ended September 30, 2004. The increase was attributable to increased sales volume in both the chronic and critical care markets, primarily as a result of increased sales and marketing efforts as we continue our commercial launch of the System One, which we commenced in September 2004.
Cost of Revenues. Cost of revenues increased by 171.4% to $6,114,408 for the nine months ended September 30, 2005 from $2,252,935 for the nine months ended September 30, 2004. The increase was attributable to our increased revenues and consists principally of direct product costs including material, labor and production overhead, including costs of servicing our products.
Research and Development. Research and development expenses increased by 5.0% to $4,704,659 for the nine months ended September 30, 2005 from $4,482,490 for the nine months ended September 30, 2004. The increase was attributable to the continuing development of the dialysate preparation system.
Selling and Marketing. Selling and marketing expenses increased by 120.3% to $4,986,376 for the nine months ended September 30, 2005 from $2,263,257 for the nine months ended September 30, 2004. Approximately $1,800,000 of the increase was attributable to increased salary and benefits as a result of increased headcount and approximately $500,000 of the increase was attributable to increased travel expenses.
Distribution. Distribution expenses increased by 392.1% to $1,409,030 for the nine months ended September 30, 2005 from $286,350 for the nine months ended September 30, 2004. The increased cost was attributable to increased shipments of disposable products to patients in the chronic market.
General and Administrative. General and administrative expenses increased by 31.5% to $3,501,210 for the nine months ended September 30, 2005 from $2,662,052 for the nine months ended September 30, 2004. The increase was attributable to increased headcount of five employees as well as the implementation of a bonus plan in 2005.
Net Interest Expense. Interest income increased by 265.7% to $268,090 for the nine months ended September 30, 2005 from $73,314 for the nine months ended September 30, 2004 due to increased cash and investment balances and slightly higher interest rates in 2005. Interest expense increased to $592,063 for the nine months ended September 30, 2005 from $10,059 for the nine months ended September 30, 2004 due to increased indebtedness issued in December 2004.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of September 30, 2005, our accumulated deficit was $(76,636,755), and we had cash, cash equivalents and marketable securities of $12,545,271. In July 2005, we received $16,000,000 in gross proceeds from the sale of 2,197,801 shares of our Series F-1 preferred stock. Since inception, we have financed our operations primarily through private sales of redeemable convertible preferred stock resulting in aggregate net proceeds of $91,945,607 as of September 30, 2005. In 2004, we obtained $5,000,000 of debt financing, which is repayable monthly, with interest, over three years through December 2007. In connection with this debt financing, we granted the lender a security interest in our assets.
On November 1, 2005, we closed our initial public offering in which we received net proceeds after deducting underwriting discounts, commissions and estimated expenses of approximately $56.7 million from the sale and issuance of an aggregate of 6,325,000 shares of common stock, including 825,000 shares sold as part of the underwriters’ over-allotment option.

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2005	2004

Net cash used in operating activities	$(18,295,430)	$(9,624,888)
Net cash used in investing activities	(2,227,533)	(282,349)
Net cash provided by financing activities	15,023,061	19,886,530
Effect of exchange rate changes on cash	(89,326)	(12,900)

Total Cash Flow	$(5,589,228)	$9,966,393

Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and amortization of deferred stock-based compensation. Significant uses of cash from operations include increased inventory requirements for production and placements of the System One, offset by increases in accounts payable and accrued expenses. Non cash transfers from inventory for the placement of rental units with our customers represent $2,725,397 and $697,487 for the nine-month periods ended September 30, 2005 and 2004, respectively.
Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations, and capital improvements to our facilities. For the nine months ended September 30, 2005, investing activities also include approximately $1,600,000 of capitalized costs directly attributable to the initial public offering, which closed on November 1, 2005. Excluded from these figures are our investments in and sales of short-term investments, which are included as marketable securities on the consolidated balance sheets.
Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily reflected the issuance of a total of $39,740,118 of convertible preferred stock over the two-year period of 2004 and 2005, partially offset by the repayment of debt.
The following table summarizes our contractual commitments as of September 30, 2005, and the effect those commitments are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Notes payable	$3,507,192	$1,484,864	$2,022,328	$—	$—
Operating leases	3,610,592	536,102	996,608	1,064,771	1,013,111
Purchase obligations	6,647,585	6,443,733	101,926	101,926	—

Total contractual cash obligations	$13,765,369	$8,464,699	$3,120,862	$1,166,697	$1,013,111

Purchase obligations include our purchase commitments for System One components, primarily for cyclers and fluids from several of our suppliers.
We expect to continue to incur net losses for the foreseeable future. We expect that our existing cash and the net proceeds from the initial public offering of our common stock which closed on November 1, 2005 will be sufficient to support operations at least through 2006. In the longer term, we expect to fund the working capital needs of our operations with revenue generated from product placements and sales but these resources may prove insufficient. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
Our significant accounting policies are described in Note 2 of the notes to our condensed consolidated financial statements. Among all our accounting policies, we believe that the following involve the greatest degree of management judgment and complexity.
Revenue Recognition
We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market sales are structured as direct product sales or as a disposable based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. In the chronic market revenues are realized using short or long term rental arrangements.
In the critical care market we recognize revenues from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic market we recognize revenues derived from short and long-term rental arrangements on a straight-line basis. These rental arrangements, which combine the use of a system with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms.

Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposables at a price that includes a premium above the otherwise average selling price of the disposable to recover the purchase of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered.
When we enter into a multiple element arrangement, we allocate the total fee to all elements of the arrangement based on their respective fair values. Fair value is determined by the price charged when each element is sold separately.
We provide for estimated product returns at the time of revenue recognition. Payments received for products or services prior to shipment or prior to completion of the related services are recorded as deferred revenues.
Valuation of Inventory
Inventories are valued at the lower of cost, based on a weighted-average method, or estimated market. We regularly review our inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on its estimated forecast of product demand and existing product configurations.
Related-Party Transactions
Medisystems Corporation is our primary supplier of tubing and other components used in the System One disposable cartridge. Following the end of the quarter, Medisystems started to supply completed cartridges to the company as well. The chief executive officer and sole stockholder of Medisystems is a member of our board of directors and owns approximately 9.2% of our common stock following the completion of our initial public offering on November 1, 2005. We purchased approximately $313,000 and $49,000, and $641,000 and $85,000, of goods from Medisystems in the three months and nine months ended September 30, 2005 and 2004, respectively. We anticipate significantly increasing the amount of goods that we purchase from Medisystems over the next few years. We do not have a long-term supply agreement with Medisystems, and we purchase products from Medisystems through purchase orders. We are currently negotiating a long-term supply agreement with Medisystems covering components, subassemblies and completed cartridges, although we cannot be certain that we will enter into an agreement with Medisystems. We believe that our purchases from Medisystems have been on terms no less favorable to us than could be obtained from unaffiliated third parties or through internal operations.
Off Balance Sheet Arrangements
Since inception we have not engaged in any off balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the contractual commitments table above.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We expect to adopt SFAS 123-R in the first quarter of fiscal 2006. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods allow companies to adopt 123-R on a prospective or retrospective basis. Management is evaluating the requirements of SFAS 123-R, has not yet determined whether to adopt SFAS 123-R on a prospective basis or to restate prior periods and cannot currently estimate the future effects of adopting this new guidance.
Factors Affecting Operations and Future Results
We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
We expect to derive substantially all of our future revenues from the rental or sale of our System One and the sale of our related disposable products used with the System One.
Since our inception, we have devoted substantially all of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. We expect that the rental or sale of the System One and the sale of related products will account for substantially all of our revenues for the foreseeable future. Most of our related products cannot be used with any other dialysis systems and, therefore, we will derive little or no revenues from related products unless we sell or otherwise place the System One. To the extent that the System One is not a successful product or is withdrawn from the market for any reason, we do not have other products in development that could replace revenues from the System One.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller or slower to develop than we expect.
Although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 25,000 in 2002, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 1,200 patients were receiving home-based hemodialysis in 2002. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis or how many peritoneal dialysis patients will switch to home-based hemodialysis. We received our home use clearance for the System One from the FDA in June 2005 and we will need to devote significant resources to developing the market. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.
We will require significant capital to build our business, and financing may not be available to us on reasonable terms, if at all.
We believe that the chronic market is the largest market opportunity for our System One hemodialysis system, and that revenues in this market will represent the majority of our total revenues within one year. We typically bill the dialysis clinic for the rental of the equipment and the sale of the related disposable cartridges and treatment fluids. As a result, we expect that we will generate revenues and cash flow from the use of the cyclers over time rather than upfront from the sale of the cyclers, and we will need significant amounts of working capital to manufacture cyclers for rental to dialysis clinics.
We only recently began marketing our System One to dialysis clinics for the treatment of ESRD, and we have not achieved widespread market acceptance of our product. We may not be able to generate sufficient revenues and cash flow to meet our capital needs. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business strategy, which could harm the growth of our business.

We have limited operating experience, a history of net losses and a significant accumulated deficit and cannot guarantee if and when we will become profitable, or that we will be able to maintain profitability. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations to yield lower costs of manufacturing our products.
We have a limited operating history and since inception we have incurred losses every quarter and we have an accumulated deficit of approximately $(76.6) million at September 30, 2005. We expect to incur increasing operating expenses as we continue to grow our business. We cannot provide assurance if we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable.
In the ESRD market, the cost of manufacturing the System One and the related disposables currently exceeds the market price. Our ability to achieve profitable operations is dependent in part on our success in realizing reductions in the cost of manufacturing our product either through scale of operations, improved purchasing terms or design improvements.
We only recently began marketing our System One hemodialysis system to dialysis clinics for the treatment of ESRD, and our success will depend on our ability to achieve market acceptance of our System One.
We only recently began marketing our System One for the treatment of ESRD. Our products have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the ESRD market, we will have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies will use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:
•	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, Dia dialysis nurses and others that our product is equivalent or superior to existing therapy options or, that the cost or risk associated with use of our product is not greater than avaiavailable alternatives;
•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;
•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;
•	the introduction of competing products or treatments that may be more effective, safer, easier to use or less expensive than ours;
•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the continued availability of satisfactory reimbursement from healthcare payors, including Medicare.
Current Medicare reimbursement rates limit the price at which we can market the System One.
Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our System One. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Although Congress has periodically adjusted the composite rate, changes have been minimal and infrequent. The reimbursement rate is an important factor in a potential customer’s decision to use the System One and limits the fee for which we can rent the System One and sell the related disposable cartridges and treatment fluids. Current rules of the Centers for Medicare and Medicaid Services, or CMS, limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification for additional treatments. Most patients using the System One in the home treat themselves up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One may be slowed.
As we evolve from a company primarily involved in the development of dialysis products into one that is also involved in the commercialization of those products, we may have difficulty managing our growth and expanding our operations successfully.
As the commercial launch of the System One continues, we will need to expand our regulatory, manufacturing, distribution, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
We compete against other dialysis equipment manufacturers with much greater financial resources and better established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.
Our System One competes directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare Corporation, Gambro AB, and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. In addition, Aksys, Ltd. sells a hemodialysis machine, which is also specifically cleared by the FDA for home use. Each of our competitors offers products that have been in use for a longer time than our products and are more widely recognized by physicians, patients and providers. Most of our competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, in the case of Fresenius, own and operate a chain of dialysis clinics. Most of these companies manufacture additional complementary products enabling them to offer a bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.
The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better safety, convenience or effectiveness or are offered at lower prices than our System One. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
Ownership of dialysis clinics is highly concentrated and if we do not successfully develop and maintain relationships with these companies, it will likely have a negative impact on our business.
Currently, there are approximately 4,400 dialysis clinics in the United States. Ownership of these clinics is highly consolidated. DaVita controls approximately 28% of the U.S. dialysis clinics, after its acquisition of the U.S. dialysis clinics business of Gambro, a manufacturer of dialysis equipment. Fresenius controls approximately 35% of the U.S. dialysis clinics, on a pro forma basis assuming completion of its pending acquisition of Renal Care Group. Independent clinics and hospitals represent the remaining U.S. clinics. We are currently a qualified vendor for DaVita and Renal Care Group. As of September 30, 2005, we had four patients, representing 2% of our chronic care patients, at one Renal Care Group facility; Renal Care Group has agreed to be acquired by Fresenius. DaVita has entered into a preferred supplier agreement with Gambro, pursuant to which Gambro will provide a significant majority of DaVita’s dialysis equipment and supplies for a period of at least 10 years. We cannot be certain we can maintain our relationships with either DaVita or Renal Care Group, particularly in light of these acquisitions. If we do not develop and maintain relationships with these and other customers, or if they do not make available the System One for their patients, our revenues will be negatively impacted.
The two largest dialysis clinic chains in the United States are affiliated with, or have contractual arrangements with, other dialysis equipment manufacturers, which may present a barrier to adoption of the System One at these chains.
Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Fresenius is the largest worldwide manufacturer of dialysis systems. DaVita has acquired the U.S. dialysis clinics business of Gambro, a manufacturer of dialysis equipment. DaVita has also entered into a preferred supplier agreement with Gambro pursuant to which Gambro will provide a significant majority of DaVita’s dialysis equipment and supplies for a period of at least 10 years. Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. If these dialysis clinic chains do not choose to offer the System One to their patients, our business would be adversely affected.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, the market for our System One may be limited.
While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for many patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2002 approximately 15,700 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our System One.
If we are unable to convince hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we may not be successful in penetrating the critical care market.
We sell the System One for use in the treatment of acute kidney failure and fluid overload associated with, among other conditions, congestive heart failure. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size and ease of operation.
Fluid overload resulting from congestive heart failure is most often treated with a variety of drugs rather than with ultrafiltration because ultrafiltration is a less well-known, less studied treatment option and as a result, there is a lack of clinical evidence to support its effectiveness. Because the System One would be used to deliver ultrafiltration, we will need to convince hospitals, healthcare providers and third-party payors that ultrafiltration using the System One is as effective and cost-efficient as existing treatments for fluid overload resulting from congestive heart failure.
We are subject to the risk of costly and damaging product liability claims and may not be able to maintain sufficient product liability insurance to cover claims against us.
If our System One is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. As is the case with a number of other medical device companies, it is likely that product liability claims will be brought against us. Since their introduction into the market, our products have been subject to two voluntary recalls and one voluntary product withdrawal. Our first voluntary recall occurred in February 2001 in Canada and related to a software glitch that we detected in our predecessor system, which could have increased the likelihood of a clotted filter during treatment. There were no patient injuries associated with this recall, and the software glitch was remedied with a subsequent software release. The second voluntary recall occurred in April 2004 in the United States relating to pinhole-sized dialysate leaks in our cartridge. The leaks were readily observable and required a cartridge replacement to continue treatment. There were no patient injuries associated with this recall; we subsequently switched suppliers and instituted additional testing requirements to minimize the chance for pinhole-sized leaks in our cartridges. The voluntary market withdrawal occurred in the United States in May 2002 when we suspended sales of our predecessor system while we addressed issues involving limited instances of contaminated hemofiltration fluids compounded by a pharmacy and supplied by a third-party. Six patients exposed to contaminated fluids reported fevers and/or chills, with no lasting clinical effect. We subsequently modified our cartridge to allow for an additional filter to remove contaminants from fluids used with our product. Our products may be subject to further recalls or withdrawals, which could increase the likelihood of product liability claims. We have also received several reports of operator error from both patients in the home hemodialysis setting and nurses in the critical care setting. Instances of operator error could also increase the likelihood of product liability claims.
Although we maintain insurance, including product liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.
Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional insurance coverage in the future. A product liability claim, whether meritorious or not, could be time consuming, distracting and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.
We have had limited sales, marketing, customer service and distribution experience. We need to expand our sales and marketing, customer service and distribution infrastructures to be successful in penetrating the dialysis market.
We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of September 30, 2005, we had 53 employees in our sales, marketing and distribution organization, including 14 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures. We cannot provide assurance that we will be able to attract experienced personnel to our early-stage company and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.
In addition to our operations in Lawrence, Massachusetts, we operate a manufacturing facility in Rosdorf, Germany. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. These risks include fluctuations in foreign currency exchange rates that may increase the U.S. dollar cost of the disposables we purchase from foreign third-party suppliers, costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations and local regulations that may restrict or impair our ability to conduct our operations.
We are subject to significant regulation, primarily by the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.
Our System One and related products, including the disposables required for its use, are all medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications for the System One. We cannot provide assurance that such clearances or approvals would be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.
Modifications to our marketed devices may require new regulatory clearances or pre-market approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.
Any modifications to a 510(k) cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, requires the submission of another pre-market notification to address the change. Although in the first instance we may determine that a change does not rise to a level of significance that would require us to make a pre-market notification submission, the FDA may disagree with us and can require us to submit a 510(k) for a significant technological change or major change or modification in intended use, despite a documented rationale for not submitting a pre-market notification. We have modified various aspects of the System One and have filed and received clearance from the FDA with respect to some of the changes in the design of our products. If the FDA requires us to submit a 510(k) for any modification to a previously cleared device, or in the future a device that has received 510(k) clearance, we may be required to cease marketing the device, recall it, and not resume marketing until we obtain clearance from the FDA for the modified version of the device. Also, we may be subject to regulatory fines, penalties and/or other sanctions authorized by the Federal Food, Drug, and Cosmetic Act. In the future, we intend to introduce new products and enhancements and improvements to existing products. We cannot provide assurance that the FDA will clear any new product or product changes for marketing or what the timing of such clearances might be. In addition, new products or significantly modified marketed products could be found to be not substantially equivalent and classified as products requiring the FDA’s approval of a pre-market approval application, or PMA, before commercial distribution would be permissible. PMAs usually require substantially more data than 510(k) submissions and their review and approval or denial typically takes significantly longer than a substantially equivalent 510(k) decision. Also, PMA products require approval supplements for any change that affects safety and effectiveness before the modified device may be marketed. Delays in our receipt of regulatory clearance or approval will cause delays in our ability to sell our products, which will have a negative effect on our revenues growth.
Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.
We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:
•	untitled letters, warning letters, fines, injunctions and civil penalties;

•	administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;

•	customer notification, or orders for repair, replacement or refund;

•	voluntary or mandatory recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review pre-market notification or pre-market approval submissions;

•	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval; and

•	criminal prosecution.
Our products are subject to market withdrawals or product recalls after receiving FDA clearance or approval, and market withdrawals and product recalls could cause the price of our stock to decline and expose us to product liability or other claims or could otherwise harm our reputation and financial results.
Complex medical devices, such as the System One, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, that could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall by us. The

FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving the System One could be particularly harmful to our business and financial results, because the System One is our only product.
If we or our contract manufacturers fail to comply with FDA’s Quality System regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.
Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our U.S. manufacturing facility has previously had two FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. The second inspection resulted in no observations. We cannot provide assurance that any future inspections would have the same result. If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse QSR inspection, FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, recalling of our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.
Changes in reimbursement for treatment for ESRD could affect the adoption of our System One and the level of our future product sales.
In the United States, all patients who suffer from ESRD, regardless of age, are eligible for coverage under Medicare, after a requisite waiting period if other insurance is available. As a result, more than 80% of patients with ESRD are covered by Medicare. Although we rent and sell our products to hospitals, dialysis centers and other healthcare providers and not directly to patients, the reimbursement rate for ESRD treatments is an important factor in a potential customer’s decision to purchase the System One. The dialysis centers that purchase our product rely on adequate third-party payor coverage and reimbursement to maintain their ESRD facilities. CMS sets the reimbursement rates for procedures covered by Medicare. There is some regional variation in the composite rate for dialysis services, but the national average rate is currently approximately $140 per treatment, which is intended to cover most items and services related to the treatment of ESRD, but does not include payment for physician services or separately billable laboratory services or drugs. Although Congress has periodically adjusted the composite rate, changes have been infrequent. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.
Most ESRD patients who use our product for dialysis therapy in the home treat themselves six times per week. CMS rules, however, limit the number of hemodialysis treatments paid for by Medicare to three a week, unless there is medical justification for the additional treatments. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.
Unlike Medicare reimbursement for ESRD, Medicare only reimburses healthcare providers for acute kidney failure and fluid overload treatment if the patient is otherwise eligible for Medicare, based on age or disability. Medicare and many other third party payors and private insurers reimburse these treatments provided to hospital inpatients under a traditional diagnosis related system. Under this system, reimbursement is determined based on a patient’s primary diagnosis and is intended to cover all costs of treating the patient. The presence of acute kidney failure or fluid overload increases the severity of the primary diagnosis and, accordingly, may increase the amount reimbursed. For care of these patients to be cost-effective, hospitals must manage the longer hospitalization stays and significantly more nursing time typically necessary for patients with acute kidney failure and fluid overload. If we are unable to convince hospitals that our System One provides a cost-effective treatment alternative under this diagnosis related group reimbursement system, they may not purchase our product.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
In both the United States and foreign countries, there have been legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The federal government and some states have enacted healthcare reform legislation, and further federal and state proposals are likely. We cannot predict the exact form this legislation may take, the probability of passage, and the ultimate effect on NxStage. Our business could be adversely affected by future healthcare reforms or changes in Medicare.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products outside the United States.
Although we have not initiated any marketing efforts in jurisdictions outside of the United States and Canada, we intend in the future to market our products in other markets. In order to market our products in the European Union or other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively effect our overall market penetration.
We currently have obligations under our contracts with dialysis clinics to protect the privacy of patient health information.
In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on System One operations to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. Federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. At this time, we are not a HIPAA covered entity and consequently are not directly subject to HIPAA. However, we have entered into several business associate agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by NxStage. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, conduct by a person that is not a covered entity could potentially be prosecuted under aiding and abetting or conspiracy laws if there is an improper disclosure or misuse of patient information.
Many state laws apply to the use and disclosure of health information, which could affect the manner in which we conduct our business. Such laws are not necessarily preempted by HIPAA, in particular those laws that afford greater protection to the individual than does HIPAA. Such state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.
We are subject to federal and state laws prohibiting “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties. Additionally, any challenges to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
The Medicare/ Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our System One to a customer, we could be subject to a claim under the Medicare/ Medicaid anti-kickback laws.
Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all billing and prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot assure that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers concerning the benefits of daily therapy. Anti-kickback and false claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.
Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.
Although we have not initiated any marketing efforts in jurisdictions outside of the United States and Canada, we intend in the future to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of the System One to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business.
Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.
Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or failure to comply with environmental laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.
We depend on the services of our senior executives and certain key engineering, scientific, clinical and marketing personnel, the loss of who could negatively affect our business.
Our success depends upon the skills, experience and efforts of our senior executives and other key personnel, including our chief executive officer, certain members of our engineering staff, our marketing executives and managers and our clinical educators. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have agreements with all of our executive officers that contain non-competition provisions that may prevent a former employee of ours from working for a competitor for a period of time; however, these clauses may not be enforceable, or enforceable only in part, or the company may choose not to seek enforcement. We do not maintain “key man” life insurance on any of our senior executives, other than our chief executive officer.
We obtain some of the components, subassemblies and completed products included in the System One from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenues.
We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; and Medisystems Corporation is our primary supplier of tubing and certain other components used in the System One disposable cartridge. Following the end of the quarter, Medisystems started to supply completed cartridges to the company as well. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and sole stockholder of Medisystems, is a member of our board of directors and holds approximately 9.2% of our common stock following the completion of our initial public offering on November 1, 2005. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, or an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or cause customers to switch to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need weekly access to the System One and related disposables.
Finding alternative sources for these components, subassemblies and products would be difficult in many cases and may entail a significant amount of time and disruption. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our System One and, potentially, further FDA clearance or approval of any modification, thereby causing further costs and delays.

We do not have long-term supply contracts with many of our third-party suppliers.
We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of these suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize the System One could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive.
If we are unable to protect our intellectual property and prevent its use by third parties, we will lose a significant competitive advantage.
We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws to protect our proprietary technology and prevent others from duplicating our products. However, these means may afford only limited protection and may not:
•	prevent our competitors from duplicating our products;

•	prevent our competitors from gaining access to our proprietary information and technology; or

•	permit us to gain or maintain a competitive advantage.
 Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot assure you that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could make our products less competitive.
As of September 30, 2005, we had 56 pending patent applications, including foreign, international and U.S. applications, and 17 U.S. issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

The laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize similar technologies, which could result in a decrease in our sales and market share.
Our products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our products.
The medical device industry in general has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Products to provide kidney replacement therapy have been available in the market for more than 30 years and our competitors hold a significant number of patents relating to kidney replacement devices, therapies, products and supplies. Although no third party has threatened or alleged that our products or methods infringe their patents or other intellectual property rights, we cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties. If our business is successful, the possibility may increase that others will assert infringement claims against us.
Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all and which could reduce profitability; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, advisors and others. These agreements may not effectively prevent disclosure of confidential information and trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover or reverse engineer trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.
We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of other companies’ former employees.
Many of our employees were previously employed at other medical device companies focused on the development of dialysis products, including our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.
Our stock price is likely to be volatile, and the market price of our common stock may drop.
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	timing of market acceptance of our products;

•	timing of achieving profitability and positive cash flow from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.
Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 57.2% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
•	delaying, deferring or preventing a change in control of our company;

•	entrenching our management and/or board;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•	a prohibition on actions by our stockholders by written consent;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

•	advance notice requirements for nominations of directors or stockholder proposals; and

•	the requirement that board vacancies be filled by a majority of our directors then in office.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the offer may be considered beneficial by some stockholders.
If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.
If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. After our initial public offering, we had 21,141,631 shares of common stock outstanding as of November 1, 2005. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 211,416 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. Approximately 14,692,000 shares, or 69.9% of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future as set forth below.
Subject to certain conditions, holders of an aggregate of approximately 13,401,000 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
We also intend to register shortly approximately 4,085,009 shares of common stock that are authorized for issuance under our stock plans, employee stock purchase plan and outstanding stock options. As of September 30, 2005, 2,568,432 shares were subject to outstanding options, which were fully vested and exercisable. Once we register the shares authorized for issuance under our stock plans, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.
Our costs will increase significantly as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have imposed various new requirements on public companies, including changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain increased levels of coverage.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq National Market, SEC or other regulatory authorities.

We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.
We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to investors. Investors seeking cash dividends should not invest in our common stock.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
Interest Rate Exposure
Our investment portfolio consists primarily of high-grade commercial paper, high grade corporate bonds and debt obligations of various governmental agencies. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. Investments are made with an average maturity of less than 12 months and a maximum maturity of 12 months. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.
Foreign Currency Exposure
We operate a manufacturing and research facility in Rosdorf, Germany. We purchase materials for that facility and pay our employees at that facility in the Euro. In addition, we purchase products for resale in the United States from foreign companies and have agreed to pay them in currencies other than the U.S. dollar. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. Although it is possible to do so, we do not hedge our foreign currency since the exposure has not been material to our historical operating results. A 10% movement in the Euro would have had an overall impact to the financial statements of approximately $260,000, which would have been less than .8% of total annual expenses.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)	Recent Sales of Unregistered Securities
During the quarter ended September 30, 2005, we granted stock options to purchase an aggregate of 959,820 shares of our common stock under our 1999 Stock Option and Grant Plan at a weighted average exercise price of $8.13 per share. In addition, during the quarter ended September 30, 2005, we issued and sold an aggregate of 1,583 shares of our common stock to employees pursuant to exercises of stock options under our 1999 Stock Option and Grant Plan at a weighted average exercise price of $4.10 per share.
The granting of stock options and the issuance of common stock upon the exercise of stock options as discussed above were made pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from registration provided by Rule 701 under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
During the quarter ended September 30, 2005, we issued and sold an aggregate of 2,197,801 shares of our Series F-1 preferred stock for an aggregate purchase price of $7.28 to a group of 25 investors. These securities were issued to private investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) relative to the sales by an issuer not involving any public offering. Each purchaser of our Series F-1 preferred stock represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to registration or an available exemption from such registration.
All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.
b)	Use of Proceeds
We registered shares of our common stock in connection with our initial public offering under the Securities Act. The Registration Statement on Form S-1 (File No. 333-126711)

filed in connection with our initial public offering was declared effective by the SEC on October 27, 2005. The offering commenced on October 27, 2005 and did not terminate before any securities were sold. As of the date of this filing, the offering has terminated and we sold 5,500,000 shares of our registered common stock in the initial public offering and an additional 825,000 shares of our registered common stock in connection with the underwriters’ exercise of their over-allotment option. The underwriters of the offering were Merrill Lynch & Co., Thomas Weisel Partners LLC, William Blair & Company and JMP Securities.
All 6,325,000 shares of our common stock registered in the offering were sold at the initial public offering price of $10 per share. The aggregate purchase price of the offering was $63,250,000. The net offering proceeds received by us, after deducting expenses incurred in connection with the offering was approximately $56.7 million. These expenses consisted of direct payments of:
i.	(a) $4.4 million in underwriters discounts, fees and commissions;

ii.	(b) $1.4 million in legal, accounting and printing fees; and

iii.	(c) $0.7 million in miscellaneous expenses.
No payments for such expenses were directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
We completed our initial public offering on November 1, 2005, and we have invested the aggregate net proceeds in short-term investment-grade securities and money market accounts.
We currently estimate that of the net proceeds from this offering we will spend approximately $23 million to finance working capital needs, including investment in System One field equipment and in sales and marketing programs, including hiring additional personnel; approximately $30 million to fund continuing operations and approximately $2 million to expand our manufacturing capabilities.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
a)	Pursuant to a written consent of stockholders in lieu of a meeting solicited prior to the closing of our initial public offering of common stock, the holders of an aggregate of 15,452,727 shares of our common stock and preferred stock approved the following matter:
1)	Amendment to our Certificate of Incorporation increasing the number of shares of authorized preferred stock up to 15,759,660 and authorizing up to 2,197,801 shares of a new series of preferred stock, designated as the Series F-1 Preferred Stock.
b)	Pursuant to a written consent of stockholders in lieu of a meeting solicited prior to the closing of our initial public offering of common stock, the holders of an aggregate of 15,764,945 shares of our common stock and preferred stock approved the following matter:

1)	Amendment to our Certificate of Incorporation increasing the number of shares of authorized common stock from 20,000,000 shares to 30,000,000.

2)	Amendment of our Corporation’s 1999 Stock Option and Grant Plan, to increase the aggregate number of shares of common stock issuable thereunder from 2,785,009 to 4,085,009.
c)	Pursuant to another written consent of stockholders in lieu of a meeting solicited prior to the closing of our initial public offering of our common stock, the holders of an aggregate of 16,731,064 shares of our common stock and preferred stock approved the following matters:
1)	An amendment to our Certificate of Incorporation, providing for (a) a one-for-1.3676 reverse stock split of our common stock, (b) an increase in the authorized number of shares of our common stock to 100,000,000, (c) the authorization of 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the board of directors in one or more series, (d) upon the closing of our initial public offering, the elimination of the ability of stockholders to take action by written consent or to call a special meeting, (e) an amendment of the provisions relating to the indemnification of officers and directors and limitation on liability of directors and (f) an amendment of the mandatory conversion provisions with respect to the outstanding preferred stock to provide that upon mandatory conversion of the preferred stock, each series of preferred stock so converted shall be automatically retired and all references to such preferred stock will be deleted from the Certificate of Incorporation.

2)	An amendment and restatement, effective upon the closing of our initial public offering, of our Certificate of Incorporate in its entirety, among other things, providing (a) for the elimination of all references to the preferred stock and (b) that the authorized capitalization shall consist of 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

3)	An amendment and restatement, effective upon the closing of our initial public offering, of our bylaws in their entirety, among other things, providing (a) that stockholders may not take action by written consent and may not call special meetings of stockholders, (b) for the establishment of procedures relating to the presentation of stockholder proposals at stockholders meetings, (c) for the establishment of procedures relating to the nomination of directors and (d) that the number of directors may only be set by the board of directors.

4)	Our 2005 Stock Incentive Plan pursuant to which we may grant incentive stock options, non-qualified stock options and restricted stock awards for the purchase of such number of shares equal to the sum of (a) the number of shares available for grant under the 1999 Stock Option and Grant Plan immediately prior to the closing of the initial public offering and (b) the number of shares subject to awards granted under the 1999 Stock Option and Grant Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issue price pursuant to as contractual repurchase right, plus such additional shares as may be automatically added to the 2005 Stock Incentive Plan from time to time in accordance with its terms, subject to the limitations described therein.

5)	Our 2005 Employee Stock Purchase Plan pursuant to which we may issue up to an aggregate of 50,000 shares of common stock (after giving effect to the reverse stock split referred to above).

c)	We held our annual meeting of stockholders on October 3, 2005. The only matter voted upon at the annual meeting was the election of directors to serve until the 2006 annual meeting or until their respective successors are duly elected and qualified. The nominees for election were Jeffrey H. Burbank, Philippe O. Chambon, Jean-Francois Formela, Craig W. Moore, Peter Phildius, David S. Utterberg, Reid S. Perper and Daniel A. Giannini, constituting the Company’s entire board of directors. The holders of 15,691,156 shares of common stock and preferred stock were represented at the meeting, and all such holders voted for the election of the nominated directors. No holder of shares of our capital stock withheld votes from any of the nominees.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 1, 2005	/s/ David N. Gill
David N. Gill
Chief Financial Officer and Senior Vice President
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.