Form 10-Q
period 2006-03-31
NxStage Medical, Inc.
filed 2006-05-05
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 000-51567

NxStage Medical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3454702
(State of Incorporation)	(I.R.S. Employer Identification No.)

439 S. Union Street 5th Floor, Lawrence, MA	01843
(Address of Principal Executive Offices)	(Zip Code)
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
          Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     There were 21,315,096 shares of the registrant’s common stock issued and outstanding as of the close of business on April 24, 2006.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,034,750	$61,223,377
Short-term investments	14,692,810	—
Accounts receivable, net	2,589,609	1,367,860
Inventory	7,510,939	5,956,336
Prepaid expenses and other current assets	359,544	523,160

Total current assets	60,187,652	69,070,733

Property and equipment, net	2,439,381	2,070,387
Field equipment, net	7,361,548	4,843,398
Other assets	474,670	446,508

Total assets	$70,463,251	$76,431,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,722,840	$3,027,524
Accrued expenses	2,778,648	2,344,318

Deferred rent obligation	84,997	84,997
Current portion of long-term debt	1,542,600	1,513,480

Total current liabilities	10,129,085	6,970,319

Deferred rent obligation	453,315	473,268
Long-term debt	1,236,342	1,633,070

Total liabilities	11,818,742	9,076,657

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 21,184,287 and 21,176,554 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	21,184	21,177
Additional paid-in capital	151,914,501	151,675,548
Deferred compensation	—	(259,910)
Accumulated deficit	(93,265,639)	(84,010,669)
Accumulated other comprehensive income (loss)	(25,537)	(71,777)

Total stockholders’ equity	58,644,509	67,354,369

Total liabilities and stockholders’ equity	$70,463,251	$76,431,026

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$3,400,722	$1,033,792
Cost of revenues	4,857,254	1,782,166

Gross profit (deficit)	(1,456,532)	(748,374)

Operating expenses:
Research and development	1,778,894	1,432,040
Selling and marketing	3,192,983	1,321,040
Distribution	1,289,599	308,925
General and administrative	1,974,729	1,025,016

Total operating expenses	8,236,205	4,087,021

Loss from operations	(9,692,737)	(4,835,395)

Other income (expense):
Interest income	595,407	72,086
Interest expense	(157,640)	(145,824)

	437,767	(73,738)

Net loss	$(9,254,970)	$(4,909,133)

Net loss per share, basic and diluted	$(0.44)	$(1.91)

Weighted-average shares outstanding, basic and diluted	21,182,717	2,566,399

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,254,970)	$(4,909,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497,740	155,247
Amortization of debt discount	35,208	35,208
Stock-based compensation	495,406	54,671
Changes in operating assets and liabilities:
Accounts receivable	(1,221,270)	(141,435)
Inventory	(4,416,148)	(1,256,713)
Prepaid expenses and other current assets	151,597	3,371
Accounts payable	2,689,146	443,489
Accrued expenses	543,386	24,915

Net cash used in operating activities	(10,479,905)	(5,590,380)

Cash flows from investing activities:
Purchases of property and equipment	(512,327)	(230,463)
Purchases of short-term investments	(14,692,810)	—
Sale of marketable securities	—	7,500,000
Increase in other assets	(158,555)	(300,076)

Net cash (used in) provided by investing activities	(15,363,692)	6,969,461

Cash flows from financing activities:
Proceeds from exercise of stock options	15,228	—
Net repayments on loans and lines of credit	(411,707)	(226,873)

Net cash used in financing activities	(396,479)	(226,873)

Foreign exchange effect on cash and cash equivalents	51,449	(36,740)

Increase (decrease) in cash and cash equivalents	(26,188,627)	1,115,468
Cash and cash equivalents, beginning of period	61,223,377	5,639,499

Cash and cash equivalents, end of period	$35,034,750	$6,754,967

Supplemental Disclosure
Cash paid for interest	$57,653	$145,824

Noncash Investing Activities
Transfers from inventory to field equipment	$2,866,506	$530,735

Noncash Financing Activities
Deferred compensation and paid-in capital	$16,731	$—

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
          Operations
          NxStage Medical, Inc. (the “Company”) is a medical device company that develops, manufactures and markets products for the treatment of kidney failure and fluid overload. The Company’s primary product, the NxStage System One (the “System One”), was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration (the “FDA”) and sold commercially in the United States for the treatment of acute and chronic kidney failure patients and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy.
          The Company’s growth has been funded through a combination of private equity, bank debt, and lease financing and, since November 1, 2005, through proceeds from its initial public offering of common stock. As of March 31, 2006, the Company had approximately $49.7 million of unrestricted cash and short-term investments and the Company believes that it has sufficient cash to meet its funding requirements at least through 2006. The Company has experienced and continues to experience negative operating margins and negative cash flows from operations and there can be no assurance as to the availability or terms upon which additional financing may be available in the future.
          Basis of Presentation
          The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission, or SEC, for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may ultimately be achieved for the entire year ending December 31, 2006.
          On September 15, 2005, the Company’s board of directors (the “Board”) declared a one-for-1.3676 reverse stock split of the outstanding shares of common stock. All references in the condensed consolidated financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation
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
     (c) Revenue Recognition
          The Company recognizes revenue from product sales and services when earned in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables based-program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. In the chronic care market, revenues are realized using short-term rental arrangements.
          In the critical care market, the Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic care market, the Company recognizes revenue derived from short-term rental arrangements ratably over the rental period. These rental arrangements combine the use of a system with a specified number of disposable products supplied to customers for a fixed amount per month. Revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to customer purchase orders with fixed payment terms. Customer contracts are generally cancelable on 30-days notice and there are no purchase requirements from customers under the Company’s chronic agreements.
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
     (d) Foreign Currency Translation and Transactions
          Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions, including intercompany balances not considered permanent investments, are denominated in foreign currencies and are included in the consolidated statements of operations and were not material for the periods presented.
     (e) Cash, Cash Equivalents and Short-Term Investments
          The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments represent commercial paper with an original maturity date of more than 90 days, but less than 180 days. Short-term investments have been classified as held-to-maturity and carried at amortized cost because the Company has the intent and ability to hold the investments to maturity.
     (f) Fair Value of Financial Instruments and Concentration of Credit Risk
          Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt approximates fair value.
     (g) Inventory
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
          Inventories at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
Purchased components	$2,013,932	$2,026,986
Finished goods	5,497,007	3,929,350

	$7,510,939	$5,956,336

          Inventory is shown net of a valuation reserve of approximately $518,000 and $646,000 at March 31, 2006 and December 31, 2005, respectively.
     (h) Property and Equipment and Field Equipment
          Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows:

	March 31,	December 31,
	2006	2005
Computer and office equipment	$904,133	$829,298
Machinery, equipment and tooling	1,748,749	1,613,359
Furniture	417,894	279,815
Leasehold improvements	964,902	930,213
Construction-in-process	391,175	246,639

	4,426,853	3,899,324
Less accumulated depreciation and amortization	(1,987,472)	(1,828,937)

Property and equipment, net	$2,439,381	$2,070,387

          Depreciation expense for property and equipment was $149,000 and $92,000 for the three months ended March 31, 2006 and 2005, respectively.
          Field equipment is carried at cost less accumulated depreciation as follows:

	March 31,	December 31,
	2006	2005
Field equipment	$8,387,865	$5,521,359
Less accumulated depreciation and amortization	(1,026,317)	(677,961)

Field equipment, net	$7,361,548	$4,843,398

          Depreciation expense for field equipment was $349,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively.
          The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Machinery, equipment and tooling	5 years
Furniture	7 years
Field equipment	5 years
     (i) Accounting for Stock-Based Compensation
          Stock-Based Compensation
           Prior to January 1, 2006, the Company accounted for stock-based employee compensation in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.
          On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method, which was allowed until the Company’s initial filing for the sale of securities with the SEC (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that remained unvested as of December 31, 2005. The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $443,350, or $0.02 basic and diluted net loss per share, for the three months ended March 31, 2006.
          The Company recognized the full impact of its share-based payment plans in the condensed consolidated statement of operations for the three months ended March 31, 2006 under SFAS 123R. The following table presents the captions in which share-based compensation expenses are included in the Company’s condensed consolidated statement of operations, including stock-based compensation recorded in accordance with APB No. 25:

Three Months
Ended
March 31, 2006
Cost of revenues	$11,250
Research and development	28,036
Selling and marketing	112,069
Distribution	2,297
General and administrative	341,754

Total	$495,406

          The Company had previously adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In addition, SFAS 123R requires the use of the prospective method for any outstanding stock options that were previously valued using the minimum value method. Accordingly, with the adoption of SFAS 123R, the Company will not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method. In addition, SFAS 123R prohibits the use of pro forma disclosures for stock option awards valued under the minimum value method (i.e., our pre-July 19, 2005 stock option awards). Stock option awards granted prior to July 19, 2005 that are subsequently modified, repurchased or cancelled after January 1, 2006 shall be subject to the provisions of SFAS 123R.
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

          The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $9.06. The fair value of options at date of grant was estimated with the following assumptions:

Three Months
Ended
March 31, 2006
Expected life of the options	4.75 years (1)
Risk-free interest rate	4.35% – 4.75% (2)
Expected stock price volatility	85% (3)
Expected dividend yield	—

(1)	The expected term was determined using the simplified method for estimating expected option life of “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

(3)	Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the stock volatility of comparable companies in the medical device and technology industries.
     The Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R. In developing a forfeiture rate estimate, the Company considered its historical experience, its growing employee base and the limited liquidity of its common stock.
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
     (k) Distribution Expenses
          Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Prior to 2004, the Company did not charge any distribution costs to its customers. For the three months ended March 31, 2006 and 2005, shipping and handling costs charged to customers totaled $15,397 and $9,206, respectively, and have been included in revenues.
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
     (n) Net Loss per Share
          The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”, and EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share”. EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security because it may participate in dividends with common stock and, therefore, has calculated net loss per share consistent with the provisions of EITF 03-6 for all periods in which its redeemable preferred stock was outstanding.
          Net loss per share is calculated based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31,
	2006	2005
Options to purchase common stock	1,028,514	2,541,381
Warrants to purchase common stock	172,321	203,625
Unvested shares of common stock subject to repurchase	—	236
Redeemable convertible preferred stock	—	10,165,920

Total	1,200,835	12,911,162

     (o) Comprehensive Income (Loss)
          SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations.
          The components of accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
	2006	2005
Foreign currency translation adjustment	$(25,537)	$(71,777)

Total	$(25,537)	$(71,777)

     (p) Recent Accounting Pronouncements
          Refer to the “Accounting for Stock-Based Compensation” footnote above for a summary of the Company’s adoption of SFAS 123R on January 1, 2006.

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
          Annual maturities of principal under the Company’s debt obligations and reconciliation to amounts included in the consolidated balance sheet as of March 31, 2006 are as follows:

2006	$1,251,496
2007	1,773,904

Total future principal payments	3,025,400
Less: unamortized original issue debt discount	(246,458)

2,778,942
Less: current portion of long-term debt	(1,542,600)

Long-term debt	$1,236,342

4. Segment and Enterprise Wide Disclosures
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
          The Company sells products into two markets, critical care and chronic care. The critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The chronic care market consists of dialysis centers and hospitals that provide treatment options for patients that have end-stage renal disease (ESRD). Revenues recognized in these markets were as follows:

	Three Months Ended
	March 31,
	2006	2005
Critical care market	$1,583,597	$661,769
Chronic care market	1,817,125	372,023

Total revenues	$3,400,722	$1,033,792

          For the three months ended March 31, 2006, the Company had one customer which represented 13% of revenues, while two customers represented 29% of accounts receivable as of March 31, 2006. For the three months ended March 31, 2005, the Company had one customer who individually represented greater than 10% of revenues, and which represented 15% of revenues. No customers represented greater than 10% of accounts receivable as of March 31, 2005.
5. Redeemable Convertible Preferred Stock and Stockholders’ Equity
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
          On July 8, 2005, the Company amended its certificate of incorporation to (a) increase the number of authorized shares of preferred stock to 15,759,660 shares and (b) designate 2,197,801 shares of Series F-1 Preferred Stock. On September 19, 2005, the Company amended its certificate of incorporation to authorize 30,000,000 shares of common stock. On October 14, 2005, the Company authorized 5,000,000 shares of undesignated preferred stock. In connection with its initial public offering, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of common stock, par value $0.001 per share.
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
     Warrants
          At March 31, 2006, warrants to purchase a total of 172,321 shares of common stock were outstanding. These warrants have a weighted average exercise price of $7.66 and expire at various dates from May 2006 to 2011.
6. Stock-Based Awards
Stock Options
     The Company maintains the 1999 Stock Option and Grant Plan (1999 Plan) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (ISOs) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. ISOs under the 1999 Plan were granted only to employees, while nonqualified stock options under the

1999 Plan were granted to officers, employees, consultants and advisors of the Company. The Board determined the option exercise price for incentive and nonqualified stock options, grants, and in no event were the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time of grant, or less than 110% of the fair market value of the common stock in the event that the employee owned 10% or more of the Company’s capital stock. All stock options issued under the 1999 Plan expire 10 years from the date of grant and the majority of these grants were exercisable upon the date of grant into restricted common stock, which vests over a period of four years. Prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock, of which 45,755 shares remain outstanding at March 31, 2006. Effective upon the closing of the Company’s initial public offering, no further grants were or will be made under the 1999 Plan.
          In October 2005, the Company adopted the 2005 Stock Incentive Plan (2005 Plan) which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the lesser of (a) 600,000 shares, or (b) 3% of the then outstanding shares of the Company’s common stock, or (c) a number determined by the Board. Unless otherwise specified by the Board or Compensation Committee, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. At March 31, 2006, options for the purchase of 669,549 shares of common stock are available for future grant under the 2005 Plan.
     The following table summarizes activity of the Company’s stock plans since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Outstanding at December 31, 2005	2,683,286	$6.22
Granted	50,700	$13.25
Exercised	(7,733)	$1.97
Forfeited	(3,248)	$8.25

Outstanding at March 31, 2006	2,723,005	$6.46

Vested at March 31, 2006	1,494,808	$4.90

Exercisable at March 31, 2006	1,797,193	$4.97

     The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $9.06. The aggregate intrinsic value at March 31, 2006 was $17.1 million for stock options outstanding, $11.9 million for stock options vested and $14.1 million for stock options exercisable. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $84,000. There were no stock option exercises during the three months ended March 31, 2005. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of March 31, 2006.

     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.34 to $0.55	102,035	3.1 years	$0.37	102,035	$0.37
$1.37	2,924	4.2 years	$1.37	2,924	$1.37
$2.74 to $4.10	965,072	5.1 years	$3.91	965,072	$3.91
$5.47 to $6.84	620,839	8.3 years	$6.04	615,640	$6.04
$8.21 to $9.10	743,985	7.4 years	$8.56	3,289	$8.21
$12.28 to $13.65	288,150	6.1 years	$12.71	108,233	$12.59

$0.34 to $13.65	2,723,005	6.5 years	$6.46	1,797,193	$4.97

The following table summarizes the status of the Company’s nonvested shares since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Nonvested at December 31, 2005	1,234,251	$7.87
Granted	50,700	$13.25
Vested	(53,506)	$5.35
Forfeited	(3,248)	$8.25

Nonvested at March 31, 2006	1,228,197	$7.82

          Certain outstanding stock option awards are subject to an early exercise provision. Upon exercise, the award is subject to a repurchase right in favor of the Company. The repurchase right terminated upon the closing of the Company’s initial public offering.
          As of March 31, 2006, approximately $3.8 million of unrecognized stock compensation cost related to nonvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.8 years.
Employee Stock Purchase Plan
          The Company’s 2005 Employee Stock Purchase Plan (2005 Purchase Plan) authorizes the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January or July. The first offering under the 2005 Purchase Plan extends from January 3, 2006 through June 30, 2006. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least six months and is regularly employed for at least 20 hours per week for more than five months in a calendar year. Beginning with the second offering scheduled to begin in July 2006, the length of employment eligibility requirement has been reduced to three months from six months and from five months to three months for employees working at least 20 hours per week. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the common stock on the Nasdaq National Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee.

          The weighted-average fair value of stock purchase rights granted as part of the Company’s 2005 Purchase Plan during the three months ended March 31, 2006 was $2.45. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2006
Expected life of the purchase rights	6 months
Risk-free interest rate	4.42%
Expected stock price volatility	50.9%
Expected dividend yield	—
          The Company recognized stock-based compensation expense of $12,000 for the three months ended March 31, 2006 relating to the 2005 Purchase Plan.
          The Company has reserved 3,392,554 shares of common stock for issuance upon exercise of stock options, 50,000 shares for issuance under the 2005 Purchase Plan and 172,321 shares for issuance upon exercise of warrants.
7. Related-Party Transactions
           The Company purchases completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, an entity owned by a member of the Company’s Board. Purchases from Medisystems Corporation for the three months ended March 31, 2006 and 2005 totaled approximately $759,000 and $126,000, respectively. Amounts owed to Medisystems Corporation totaled $21,780 and $81,000 at March 31, 2006 and December 31, 2005, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
          The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2006 and 2005, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
          Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described under the heading “Risk Factors” in Item 1A of Part II, as well as in the documents filed by us with the Securities and Exchange Commission, as they may be amended from time to time, including our Annual Report on Form 10-K.
Overview
          We are a medical device company that develops, manufactures and markets innovative systems for the treatment of end-stage renal disease, or ESRD, acute kidney failure and fluid overload. Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. We believe the largest market opportunity for our product is the home hemodialysis market for the treatment of ESRD.
          From our inception in 1998 until 2002 our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs have been our single largest operating expense. However, with the launch of the System One in the home chronic care market, selling and marketing costs became our largest operating expense in 2005 and this trend continued during the three months ended March 31, 2006 as we expanded our United States sales force to penetrate our markets and grow revenues.
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
          We sell our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of patients with ESRD and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The Food and Drug Administration, or FDA, has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
          We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One in the chronic care market and commenced full commercial introduction in the chronic care market in September 2004 in the United States. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared our System One in June 2005 for hemodialysis in the home.
          During the three months ended March 31, 2006 we received clearance from the FDA to market our PureFlow SL product as an alternative to the bagged fluid presently used with our System One in the chronic care market. This accessory to the System One prepares high purity dialysate, which meets and exceeds dialysis industry standards for purity, from ordinary tap water in the dialysis patient’s home. This product is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need to store and hang bagged fluids. Instead, our PureFlow SL product automatically produces a batch of dialysate fluid ready for use with the System One. We expect a commercial release of this product in July 2006. We expect that our chronic home patients will predominantly use our PureFlow SL product at home and will use bagged fluid for travel and outside of the home.
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
          Our System One is produced through internal and outsourced manufacturing. We purchase many of the components and subassemblies included in the System One, as well as the disposable cartridges used with the System One, from third-party manufacturers, some of which are single source suppliers. In addition to outsourcing with third-party manufacturers, we assemble, package and label some of our disposable cartridges in our leased facility in Lawrence, Massachusetts. NxStage GmbH & Co. KG, our wholly-owned German subsidiary, is the sole manufacturer of the dialyzing filter that is a component of the disposable cartridge used with the System One.

          We market the System One through a direct sales force in the United States primarily to dialysis clinics and hospitals, and we expect revenues from this source to continue to increase in the near future. Our revenues were $3.4 million for the three months ended March 31, 2006, a 229% increase from revenues of $1.0 million in the three months ended March 31, 2005 and a 61% increase from revenues of $2.1 million in the fourth quarter of 2005. We have increased the number of sales representatives in our combined sales force from 10 at March 31, 2005 to 20 at December 31, 2005, and to 25 at March 31, 2006. We expect to add additional sales and marketing personnel as needed for the remainder of 2006. As of March 31, 2006, 459 ESRD patients were using the System One at 97 dialysis clinics, compared to 82 ESRD patients at 19 dialysis clinics as of March 31, 2005, and compared to 292 ESRD patients at 70 dialysis clinics as of December 31, 2005. In addition, as of March 31, 2006, 54 hospitals were using the System One for critical care therapy, compared to 25 and 50 hospitals as of March 31, 2005 and December 31, 2005, respectively.
          The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated:

	Three Months Ended
	March 31,
	2006		2005
Critical care	$1,583,597	46.6%	$661,769	64.0%
Chronic care	1,817,125	53.4%	372,023	36.0%

Total	$3,400,722	100%	$1,033,792	100%

          For the three months ended March 31, 2006, we generated a net loss of $(9.3) million, bringing our accumulated deficit balance to $(93.3) million. We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and our operations. Our goal is to increase our sales volume and revenues to gain scale of operation and to drive product cost reductions, which we believe, when combined with other design improvements, will allow us to reach profitability. We expect our revenues in the chronic care market to increase faster than those in the critical care market and believe they will continue to represent the majority of our revenues.
Statement of Operations Components
 Revenues
          Our products consist of the System One, an electromechanical device used to circulate the patient’s blood during therapy; a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy, sold either in premixed bags or prepared with our PureFlow SL product. We distribute our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
          We derive our revenues from the sale and rental of equipment and the sale of the related disposable products. In the critical care market, we generally sell the System One and disposables to hospital customers. In the chronic care market, customers generally rent the machine and then purchase the related disposable products based on a specific patient prescription. We generally recognize revenues when a product has been delivered to our customer, or, in the chronic care market, on a monthly basis in accordance with a contract under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month.
          Our contracts with dialysis centers for ESRD patients include terms providing for the sale of disposable products to accommodate up to 26 treatments a month per patient and the monthly rental of System One cyclers and our PureFlow SL product. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under the contract, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. We do not currently derive any revenues from service contracts. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect that a recurring revenue stream will become a meaningful component of our revenues.
 Cost of Revenues
          Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, depreciation and maintenance of System One cyclers that we rent to customers, production overhead and the cost of purchasing system components from vendors which we then sell to our customers. It also includes the cost of inspecting, servicing and repairing equipment prior to sale or during the warranty period and stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain products from third party suppliers, and the design of the products.
          We are currently operating at negative gross profit as we are building a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time for two general reasons: first, we anticipate that increased sales volume will lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs. For example, during the three months ended March 31, 2006 we have transitioned our purchases of dialysate to a new lower cost vendor. Second, we have plans to introduce several process and product design changes that have inherently lower cost than our current products. In addition, we plan to release our PureFlow SL product commercially in July 2006 which should reduce our cost of revenues and distribution costs by reducing the volume of dialysate fluid which we currently manufacture and ship to customers. We expect that over time unit cost of revenues will become less than unit revenues as we expand the scale of our operations.
 Operating Expenses
          Research and Development. Research and development expenses consist primarily of salary, benefits and stock-based compensation for research and development personnel, supplies, materials and expenses associated with product design and development, clinical studies, regulatory submissions, reporting and compliance and expenses incurred for outside consultants or firms who furnish services related to these activities. We expect research and development expenses will continue to increase in the foreseeable future as we seek to further enhance our System One and related products, but not as rapidly as other expense categories as we have substantially completed basic development of the System One.
          Selling and Marketing. Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales and marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients in the operation of the System One. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market, and as we add additional sales and marketing personnel.
          Distribution. Distribution expenses include salary, benefits and stock-based compensation for distribution personnel, the cost of delivering our products to our customers, or our customers’ patients, depending on the market and the specific agreement with our customers. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues, due to expected efficiencies gained from increased business volume and the expected launch of our PureFlow SL product.
          General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees from outside legal counsel, fees for our annual audit and tax services, and general expenses to operate the business, including insurance and other corporate-related expenses. Rent and utilities are initially included in general and administrative expense and, within the same reporting period, are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add support structure for our growing business.
   Results of Operations
          The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	March 31,
	2006	2005
Revenues	100%	100%
Cost of revenues	143	172

Gross profit (deficit)	(43)	(72)

Operating expenses:
Research and development	52	139
Selling and marketing	94	128
Distribution	38	30
General and administrative	58	99

Total operating expenses	242	396

Loss from operations	(285)	(468)

Other income (expense):
Interest income	18	7
Interest expense	(5)	(14)

	13	(7)

Net loss	(272)%	(475)%

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
     Revenues
     Our revenues for the three month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Revenues	$3,401	$1,034	$2,367	229%

          The increase in revenues was attributable to increased sales and rentals of the System One in both the critical care and chronic markets, primarily as a result of increased sales and marketing efforts as we continue our commercial launch of the System One. Revenues in the chronic care market increased to $1.8 million in the three months ended March 31, 2006 compared to $0.4 million in the three months ended March 31, 2005, an increase of 388%, while revenues in the critical care market increased 139% to $1.6 million in the three months ended March 31, 2006, compared to $0.7 million in the three months ended March 31, 2005.
     Cost of Revenues and Gross Profit (Deficit)

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Cost of revenues	$4,857	$1,782	$3,075	173%

Gross profit (deficit)	$(1,456)	$(748)	$708	95%

Gross profit percentage	(42.8%)	(72.4%)

          The increase in absolute cost of revenues was attributable to our increased revenues. We added 167 net patients during the three months ended March 31, 2006 and 377 since the three months ended March 31, 2005, which resulted in a $2.2 million increase in cost of revenues. A 63% larger employee base resulted in additional salaries, health benefits and payroll taxes of $0.3 million during the three months ended March 31, 2006 compared to the same period in 2005. In addition, inbound freight costs to support our higher production volume increased $0.2 million during the three months ended March 31, 2006 compared to the same period in 2005. We are currently operating at negative gross profit as we are building a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time as increased sales volume should lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs. We expect that over time unit cost of revenues will become less than unit revenues as we build the scale of our operations. Inventory on hand at March 31, 2006 and December 31, 2005 have been appropriately reduced to net realizable value through charges to cost of revenues.
     Research and Development

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Research and development	$1,779	$1,432	$347	24%

Research and development as a percentage of revenues	52%	139%

          The increase in research and development expenses was attributable to increased salary, benefits and payroll taxes of $166,000 as a result of increased headcount, approximately $28,000 of stock-based compensation (no comparable charge in 2005) and $190,000 of development costs associated with our PureFlow SL product. We expect research and development expenses will continue to increase in the foreseeable future as we seek to further enhance our System One and related products, but not as rapidly as other expense categories as we have substantially completed basic development of the System One. We expect research and development expenses to continue to decline as a percentage of revenues.
     Selling and Marketing

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$3,193	$1,321	$1,872	142%

Selling and marketing as a percentage of revenues	94%	128%

          The increase in selling and marketing expenses was the result of several factors. Approximately $1.2 million of the increase was due to higher salary and benefits resulting from increased headcount, stock-based compensation amounted to $112,000 (no comparable charge in 2005), approximately $348,000 of the increase related to higher travel expenses and the balance of the increase was due to a general higher level of sales and marketing activity in both the chronic and critical care markets. We increased our sales force from 10 sales representatives as of March 31, 2005, to 25 sales representatives as of March 31, 2006. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market and as we add additional sales and marketing personnel.
     Distribution

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Distribution	$1,290	$309	$981	317%

Distribution as a percentage of revenues	38%	30%

          The increase in distribution expenses was due to increased volume of shipments of disposable products to a growing number of patients in the chronic care market. We expect that distribution expenses will increase at a lower rate than revenues in the later half of 2006 due to expected shipping efficiencies gained from increased business volume and density of customers, the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL product scheduled for July 2006 and the use of an outsourced logistics provider located in the central part of the continental United States.

     General and Administrative

	Three Months Ended
	March 31,	March 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative	$1,975	$1,025	$950	93%

General and administrative as a percentage of revenues	58%	99%

          The increase in general and administrative expenses was primarily due to an increase in salary and benefits as a result of the addition of three employees to headcount, approximately $342,000 of stock-based compensation recorded in the three months ended March 31, 2006 (no comparable charge in 2005), and approximately $392,000 of legal and corporate expenses incurred as a result of operating as a public company. We expect that general and administrative expenses will continue to increase in the near term as we add support structure for our growing business and as a result of costs related to operating a public company.
     Interest Income and Interest Expense
          Interest income is derived primarily from U.S. government securities, certificates of deposit commercial paper and money market accounts. For the three months ended March 31, 2006, interest income increased to $595,000 from $72,000 in the same period in 2005 primarily due to increased cash and investment balances after our initial public offering and higher interest rates during the three months ended March 31, 2006.
          Interest expense relates to a debt agreement signed in December 2004. Interest expense increased slightly from $146,000 to $158,000 in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
   Liquidity and Capital Resources
          We have operated at a loss since our inception in 1998. As of March 31, 2006, our accumulated deficit was $(93.3) million and we had cash, cash equivalents and short-term investments of approximately $49.7 million. On November 1, 2005, we closed our initial public offering in which we received net proceeds after deducting underwriting discounts, commissions and expenses of approximately $56.5 million from the sale and issuance of 6,325,000 shares of common stock. Prior to the initial public offering, we had financed our operations primarily through private sales of redeemable convertible preferred stock resulting in aggregate net proceeds of approximately $91.9 million as of December 31, 2005. In December 2004, we obtained $5.0 million of debt financing, which is repayable monthly with interest over three years through December 2007. In connection with this debt financing, we granted the lender a security interest in our assets.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net cash used in operating activities	$(10,480)	$(5,590)
Net cash used in investing activities	(671)	(531)
Net cash used in financing activities	(396)	(227)
Effect of exchange rate changes on cash	51	(37)

Net cash flow	$(11,496)	$(6,385)

          Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory for the placement of rental units with our customers represented $2.9 million and $0.5 million, respectively, during the three months ended March 31, 2006 and 2005.
          Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the purchase of $14.7 million of commercial paper during the three months ended March 31, 2006 and the sale of our marketable securities in the amount of $7.5 million during the three months ended March 31, 2005.
          Net Cash Used In Financing Activities. Net cash used in financing activities reflected the exercise of stock options during the three months ended March 31, 2006, offset by the repayment of debt of $412,000 and $227,000 during the three months ended March 31, 2006 and 2005, respectively.
          We expect to continue to incur net losses for the foreseeable future. We expect that our current cash position is sufficient to support operations at least through 2006. In the longer term, we expect to fund the working capital needs of our operations with revenue generated from product placements and sales but these resources may prove insufficient. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     The following table summarizes our contractual commitments as of March 31, 2006 (unaudited) and the effect those commitments are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Notes payable(1)	$3,675	$1,683	$1,992	$—	$—
Operating leases	3,403	503	1,049	1,099	752
Purchase obligations(2)	25,766	21,222	2,200	2,344	—

Total	$32,844	$23,408	$5,241	$3,443	$752

(1)	Notes payable includes a balloon payment of $650,000 in accrued interest due in December 2007.

(2)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers.
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
     Revenue Recognition
          We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. In the chronic care market, revenues are realized using the short or long-term rental arrangements.
          In the critical care market, we recognize revenues from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic care market we recognize revenues derived from short or long-term rental arrangements on a straight-line basis. These rental arrangements, which combine the use of a system with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms.
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
     Field Equipment
          We amortize field equipment using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, and the impact of planned design improvements. We believe the five year useful life is appropriate as of March 31, 2006.
     Accounting for Stock-Based Awards
          Prior to January 1, 2006, we accounted for stock-based employee compensation in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of our common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of our common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. Prior to becoming a public company on October 27, 2005, there had been no public market for our common stock. Absent an objective measure of the fair value of our common stock, the determination of fair value required judgment. Our board of directors (the “Board”) periodically estimated the fair value of our common stock in connection with any issuance of stock options. The fair value of our common stock was estimated based on factors such as independent valuations, sales of preferred stock, the liquidation preference, dividends, voting rights of the various classes of stock, our financial and operating performance, progress on development goals, the issuance of patents, the value of other companies involved in dialysis, general economic and market conditions and other factors that we believed would reasonably have a significant bearing on the value of our common stock.
          Prior to January 1, 2006, we followed the disclosure requirements of Statement of Financial Accounting Standard, or SFAS No. 123, “Accounting for Stock-Based Compensation” for stock-based awards to employees. All stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and related interpretations. For purposes of the pro forma disclosures required by SFAS No. 123, stock options granted subsequent to July 19, 2005, the date of filing our initial registration statement with the SEC, were valued using the Black-Scholes option-pricing model.
          We adopted SFAS No. 123R, “Share-Based Payment”, effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In addition, SFAS 123R requires the use of the prospective method for any outstanding stock options that were previously valued using the minimum value method. Accordingly, with the adoption of SFAS 123R, we will not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method. In addition, SFAS 123R prohibits the use of pro forma disclosures for stock option awards valued under the minimum value method (i.e., our pre-July 19, 2005 stock option awards). Stock option awards granted prior to July 19, 2005, the date on which we filed our preliminary prospectus with the SEC, that are subsequently modified, repurchased or cancelled after January 1, 2006 shall be subject to the provisions of SFAS 123R.
          We will use the modified prospective method under SFAS 123R for any stock options granted after July 19, 2005. The aggregate value of the unvested portion of stock options issued between July 19, 2005 and December 31, 2005 totaled $4.4 million as of December 31, 2005, net of estimated forfeitures. Beginning in 2006, this aggregate value will be recognized as compensation expense in our consolidated statement of operations ratably over the remaining vesting period. The adoption of SFAS 123R resulted in stock-based compensation expense of $443,350, or $0.02 basic and diluted net loss per share, for the three months ended March 31, 2006. Management continues to evaluate the use of stock-based equity awards and may consider other forms of equity-based compensation arrangements (such as restricted stock units), or reduce the volume of stock option award grants in the future.
          Prospectively, we will use the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards on the dates of grant. In accordance with SAB 107, based upon our stage of development and the short period of time that our common stock has been publicly traded on the Nasdaq National Market, we have used the following assumptions in the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards:
Expected Term – the expected term has been determined using the simplified method for estimating expected option life of “plain-vanilla” options. Unless otherwise determined by the Board or the Compensation Committee, stock options granted under the 2005 Stock Incentive Plan have a contractual term of seven years, resulting in an expected term of 4.75 years calculated under the simplified method.
Risk-Free Interest Rate – the risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

Volatility – the objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. Because we have no options that are traded publicly and because of our limited trading history as a public company, our volatility assumption has been based upon an analysis of the trading of similar companies in the medical device and technology industries, consistent with the methodology used in 2005. We may change our volatility assumption in the future once we have a sufficient amount of historical information regarding the volatility of our share price. For the three months ended March 31, 2006, we have used a volatility rate assumption of 85% for stock option grants. We expect to use a volatility rate assumption of 85% for stock options granted during the remainder of 2006.
          We have also estimated expected forfeitures of stock options upon adoption of SFAS 123R. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and the limited liquidity of our common stock. Actual forfeiture activity may differ from our estimated forfeiture rate.
     Accounting for Income Taxes
          We account for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of March 31, 2006 and 2005 to reflect these uncertainties.
Related-Party Transactions
           Medisystems Corporation is our primary supplier of completed cartridges, tubing and certain other components used in the System One disposable cartridge. The chief executive officer and sole stockholder of Medisystems is a member of our board of directors and owns approximately 9.4% of our outstanding common stock as of March 31, 2006. We purchased approximately $759,000 and $126,000 of goods from Medisystems during the three months ended March 31, 2006 and 2005, respectively. We anticipate significantly increasing the amount of products that we purchase from Medisystems over the next few years. We do not have a long-term supply agreement with Medisystems, and we purchase products from Medisystems through purchase orders. We are currently negotiating a long-term supply agreement with Medisystems covering components, subassemblies and completed cartridges, although we cannot be certain that we will enter into an agreement with Medisystems. We believe that our purchases from Medisystems have been on terms no less favorable to us than could be obtained from unaffiliated third parties or through internal operations.
Off-Balance Sheet Arrangements
          Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section above.

Recent Accounting Pronouncements
          Refer to “Accounting for Stock-Based Awards” in the “Summary of Critical Accounting Policies and Estimates” section above for a summary of the impact of adopting SFAS 123R to our consolidated financial statements during the three months ended March 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          During the three months ended March 31, 2006, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
          We believe that the chronic care market is the largest market opportunity for our System One hemodialysis system. We typically bill the dialysis clinic for the rental of the equipment and the sale of the related disposable cartridges and treatment fluids. As a result, we expect that we will generate revenues and cash flow from the use of the System One over time rather than upfront from the sale of the

System One equipment, and we will need significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics.
          We only recently began marketing our System One to dialysis clinics for the treatment of ESRD, and we have not achieved widespread market acceptance of our product. We may not be able to generate sufficient cash flow to meet our capital needs. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business strategy, which could harm the growth of our business.
We have limited operating experience, a history of net losses and an accumulated deficit of $93.3 million at March 31, 2006. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
          Since inception, we have incurred losses every quarter and at March 31, 2006, we had an accumulated deficit of approximately $(93.3) million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, in the ESRD chronic market, the cost of manufacturing the System One and related disposables currently exceeds the market price. We cannot provide assurance that we will be able to lower the cost of manufacturing the System One and related disposables below the current chronic market price, that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing overhead costs, the implementing of design and process improvements to lower our costs of manufacturing our products and our ability to achieve an efficient distribution of our products.
           Our PureFlow SL product, which we hope to commercially launch extensively in the chronic care market in July 2006, is an important part of our cost reduction plans. Any delay in our plans to launch the PureFlow SL, or any failure to gain rapid market acceptance of the PureFlow SL, including converting our installed base of patients on bagged fluid, could adversely effect our ability to achieve profitability.
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
          We only recently began marketing our System One for the treatment of ESRD. Our products have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the ESRD market, we will have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies will use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:
▪	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options or, that the cost or risk associated with use of our product is not greater than available alternatives;

▪	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

▪	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

▪	the introduction of competing products or treatments that may be more effective, safer, easier to use or less expensive than ours;

▪	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

▪	the continued availability of satisfactory reimbursement from healthcare payors, including Medicare.
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
          Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Fresenius controls approximately 35% of the U.S. dialysis clinics, on a pro forma basis assuming the completion of its pending acquisition of Renal Care Group and the completion of the recently announced sale of 100 clinics to National Renal Institutes. Fresenius is also the largest worldwide manufacturer of dialysis systems. DaVita controls approximately 28% of the U.S. dialysis clinics, and has entered into a preferred supplier agreement with Gambro pursuant to which Gambro will provide a significant majority of DaVita’s dialysis equipment and supplies for a period of at least 10 years. Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. We are presently renting the System One to several DaVita dialysis clinics. Revenues from DaVita dialysis clinics represented 13% of our revenues during the three months ended March 31, 2006. We cannot be sure that DaVita will continue to rent the System One from us or that any future decision by DaVita to stop or limit the use of the System One would not adversely affect our business.

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
          If our System One is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. As is the case with a number of other medical device companies, it is likely that product liability claims will be brought against us. Since their introduction into the market, our products have been subject to two voluntary recalls and one voluntary product withdrawal. Our first voluntary recall occurred in February 2001 in Canada and related to a software glitch that we detected in our predecessor system, which could have increased the likelihood of a clotted filter during treatment. There were no patient injuries associated with this recall, and the software glitch was remedied with a subsequent software release. The second voluntary recall occurred in April 2004 in the United States relating to pinhole-sized dialysate leaks in our cartridge. The leaks were readily observable and required a cartridge replacement to continue treatment. There were no patient injuries associated with this recall; we subsequently switched suppliers and instituted additional testing requirements to minimize the chance for pinhole-sized leaks in our cartridges. The voluntary market withdrawal occurred in the United States in May 2002 when we suspended sales of our predecessor system while we addressed issues involving limited instances of contaminated hemofiltration fluids compounded by a pharmacy and supplied by a third-party. Six patients exposed to contaminated fluids reported fevers and/or chills, with no lasting clinical effect. We subsequently modified our cartridge to allow for an additional filter to remove contaminants from fluids used with our product. Our products may be subject to further recalls or withdrawals, which could increase the likelihood of product liability claims. We have also received several reports of operator error from both patients in the home hemodialysis setting and nurses in the critical care setting. We have addressed many potential sources of operator error with product design changes to simplify the operator processes through improvements to both training materials and user literature. However, instances of operator error could also increase the likelihood of product liability claims.
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
          We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of March 31, 2006, we had 73 employees in our sales, marketing and distribution organization, including 25 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures. We cannot provide assurance that we will be able to attract experienced personnel to our early-stage company and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
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
          We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:
▪	untitled letters, warning letters, fines, injunctions and civil penalties;

▪	administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;

▪	customer notification, or orders for repair, replacement or refund;

▪	voluntary or mandatory recall or seizure of our products;

▪	operating restrictions, partial suspension or total shutdown of production;

▪	refusal to review pre-market notification or pre-market approval submissions;

▪	rescission of a substantial equivalence order or suspension or withdrawal of a pre-market approval; and

▪	criminal prosecution.
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
          Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our U.S. manufacturing facility has previously had three FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. The second and third inspections resulted in no observations. We cannot provide assurance that any future inspections would have the same result. If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse QSR inspection, FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, embargoing the import of components from outside the U.S., recalling of our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.
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
          We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is a primary supplier of lactate-based dialysate and Medisystems Corporation is our primary supplier of our disposable cartridge and several cartridge components. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and sole stockholder of Medisystems, is a member of our board of directors and as of March 31, 2006, held approximately 9.4% of our common stock. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, or an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or cause customers to switch to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need weekly access to the System One and related disposables.
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
          We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws to protect our proprietary technology and prevent others from duplicating our products. However, these means may afford only limited protection and may not:
▪	prevent our competitors from duplicating our products;

▪	prevent our competitors from gaining access to our proprietary information and technology; or

▪	permit us to gain or maintain a competitive advantage.
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
          As of March 31, 2006, we had 51 pending patent applications, including foreign, international and U.S. applications, and 21 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
          Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
▪	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

▪	pay substantial damages for past use of the asserted intellectual property;

▪	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all and which could reduce profitability; and

▪	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.
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
          The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
▪	timing of market acceptance of our products;

▪	timing of achieving profitability and positive cash flow from operations;

▪	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

▪	actual or anticipated variations in our quarterly operating results;

▪	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

▪	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

▪	product recalls;

▪	regulatory developments in the United States and foreign countries;

▪	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

▪	litigation involving our company or our general industry or both;

▪	announcements of technical innovations or new products by us or our competitors;

▪	developments or disputes concerning our patents or other proprietary rights;

▪	our ability to manufacture and supply our products to commercial standards;

▪	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

▪	departures of key personnel; and

▪	investors’ general perception of our company, our products, the economy and general market conditions.
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
          Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 60% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
▪	delaying, deferring or preventing a change in control of our company;

▪	entrenching our management and/or Board;

▪	impeding a merger, consolidation, takeover or other business combination involving our company; or

▪	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
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
          Provisions in our restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

▪	a prohibition on actions by our stockholders by written consent;

▪	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

▪	advance notice requirements for nominations of directors or stockholder proposals; and

▪	the requirement that board vacancies be filled by a majority of our directors then in office.
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
          If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 21,184,287 shares of common stock outstanding as of March 31, 2006. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 211,843 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. Approximately 14,692,000 shares, or 69.4%, of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements. In connection with our initial public offering of common stock, officers, directors and a substantial majority of our other stockholders agreed, with exceptions, not to sell or transfer any common stock until April 24, 2006. On April 20, 2006, Merrill Lynch, Pierce, Fenner & Smith Incorporated notified us, on behalf of the other underwriters, in accordance with that certain Underwriting Agreement by and among NxStage, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C. and Thomas Weisel Partners LLC, dated October 27, 2005 and the related lock-up agreements with individual stockholders of NxStage (the “Lock-up Agreements”), that the lock-up period would be extended, in accordance with the terms of the Lock-up Agreements, through May 13, 2006 (the “Lock-up Extension”). The Lock-up Extension was affected in light of our announcement on March 22, 2006 that we intended to release our earnings for the first quarter of fiscal 2006 on April 25, 2006. Upon expiration or termination of these lock-up agreements, approximately 2,500,000 more shares of common stock will be freely tradeable.
          Subject to certain conditions, holders of an aggregate of approximately 13,401,000 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
          As of March 31, 2006, 3,442,554 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2006, 2,723,005 shares were subject to outstanding options, of which 1,797,193 were exercisable and which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. The Registration Statement on Form S-1 (File No. 333-126711) filed in connection with our initial public offering was declared effective by the SEC on October 27, 2005. The offering commenced on October 27, 2005 and did not terminate before any securities were sold. We sold 5,500,000 shares of our registered common stock in the initial public offering and an additional 825,000 shares of our registered common stock in connection with the underwriters’ exercise of their over-allotment option. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Thomas Weisel Partners LLC, William Blair & Company and JMP Securities LLC.
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
          From the effective date of our Registration Statement on Form S-1, October 27, 2005, through March 31, 2006, we have used approximately $6.8 million of the net proceeds of our initial public offering to finance working capital needs. The net unused offering proceeds have been invested into short-term investment grade securities and money market accounts.

Item 6. Exhibits

Exhibit
Number

10.1 ±	Supply Agreement, dated March 27, 2006, between the Registrant and Laboratorios PISA S.A. de C.V.

10.2	Compensation Policy for Non-Employee Directors

10.3	Philip R. Licari Amendment to Non-Qualified Stock Option Agreement dated March 24, 2006

10.4	Philip R. Licari Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan dated March 24, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

±	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ David N. Gill

David N. Gill Chief Financial Officer and Senior Vice President (Duly authorized officer and principal financial officer) May 4, 2006