Form 10-Q
period 2006-06-30
NxStage Medical, Inc.
filed 2006-07-31
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-51567

NxStage Medical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	04-3454702 (I.R.S. Employer Identification No.)

439 S. Union Street 5th Floor, Lawrence, MA (Address of Principal Executive Offices)	01843 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (978) 687-4700
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     There were 27,750,761 shares of the registrant’s common stock issued and outstanding as of the close of business on July 24, 2006.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$57,661,718	$61,223,377
Short-term investments	29,463,588	—
Accounts receivable, net	3,421,342	1,367,860
Inventory	8,451,332	5,956,336
Prepaid expenses and other current assets	483,103	523,160

Total current assets	99,481,083	69,070,733

Property and equipment, net	2,560,554	2,070,387
Field equipment, net	11,313,710	4,843,398
Other assets	427,335	446,508

Total assets	$113,782,682	$76,431,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,248,933	$3,027,524
Accrued expenses	3,024,274	2,344,318
Deferred rent obligation	84,997	84,997
Current portion of long-term debt	1,133,333	1,513,480

Total current liabilities	9,491,537	6,970,319

Deferred rent obligation	432,065	473,268
Long-term debt	2,266,667	1,633,070

Total liabilities	12,190,269	9,076,657

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 27,750,761 and 21,176,554 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	27,751	21,177
Additional paid-in capital	205,232,078	151,675,548
Deferred compensation	—	(259,910)
Accumulated deficit	(103,653,470)	(84,010,669)
Accumulated other comprehensive loss	(13,946)	(71,777)

Total stockholders’ equity	101,592,413	67,354,369

Total liabilities and stockholders’ equity	$113,782,682	$76,431,026

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$4,546,273	$1,403,383	$7,946,995	$2,437,175
Cost of revenues	6,003,629	2,061,377	10,860,883	3,843,543

Gross profit (deficit)	(1,457,356)	(657,994)	(2,913,888)	(1,406,368)

Operating expenses:
Selling and marketing	3,758,537	1,580,370	6,951,520	2,901,410
Research and development	1,576,295	1,623,732	3,355,189	3,055,772
Distribution	1,518,685	476,739	2,808,284	785,664
General and administrative	2,149,016	1,177,945	4,123,745	2,202,961

Total operating expenses	9,002,533	4,858,786	17,238,738	8,945,807

Loss from operations	(10,459,889)	(5,516,780)	(20,152,626)	(10,352,175)

Other income (expense):
Interest income	607,921	77,700	1,203,328	149,786
Interest expense	(535,863)	(167,572)	(693,503)	(313,396)

	72,058	(89,872)	509,825	(163,610)

Net loss	$(10,387,831)	$(5,606,652)	$(19,642,801)	$(10,515,785)

Net loss per share, basic and diluted	$(0.46)	$(2.18)	$(0.90)	$(4.10)

Weighted-average shares outstanding, basic and diluted	22,440,529	2,566,539	21,815,098	2,566,470

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(19,642,801)	$(10,515,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	26,959	—
Depreciation and amortization	1,227,571	360,324
Amortization/write-off of debt discount	281,666	70,417
Stock-based compensation	1,270,266	113,257
Changes in operating assets and liabilities:
Accounts receivable	(2,053,482)	(387,531)
Inventory	(9,871,716)	(1,808,189)
Prepaid expenses and other current assets	31,489	(10,581)
Accounts payable	2,203,906	62,955
Accrued expenses	1,034,222	442,001

Net cash used in operating activities	(25,491,920)	(11,673,132)

Cash flows from investing activities:
Purchases of property and equipment	(802,046)	(472,886)
Purchases of short-term investments	(29,463,588)	—
Sale of marketable securities	—	12,495,000
Increase in other assets	(421,311)	(426,990)

Net cash (used in) provided by investing activities	(30,686,945)	11,595,124

Cash flows from financing activities:
Net proceeds from issuance of common stock	51,380,309	—
Proceeds from stock option and purchase plans	727,019	—
Proceeds from exercise of warrants	502,901	—
Net repayments on loans and lines of credit	(37,107)	(663,314)

Net cash provided by (used in) financing activities	52,573,122	(663,314)

Foreign exchange effect on cash and cash equivalents	44,084	(77,222)

Decrease in cash and cash equivalents	(3,561,659)	(818,544)
Cash and cash equivalents, beginning of period	61,223,377	5,639,499

Cash and cash equivalents, end of period	$57,661,718	$4,820,955

Supplemental Disclosure
Cash paid for interest	$750,840	$242,978

Noncash Investing Activities
Transfers from inventory to field equipment	$7,391,692	$1,545,412

Noncash Financing Activities
Deferred compensation and paid-in capital	$1,984	$81,140

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
          Operations
          NxStage Medical, Inc. (the “Company”) is a medical device company that develops, manufactures and markets products for the treatment of kidney failure and fluid overload. The Company’s primary product, the NxStage System One (the “System One”), was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration (the “FDA”) and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy.
          The Company has experienced and continues to experience negative operating margins and cash flow from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash and availability under its equipment line of credit to meet its funding requirements at least through 2007. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its business development activities, which could harm the growth of its business. As of June 30, 2006, the Company had approximately $87.1 million of unrestricted cash and short-term investments.
          Basis of Presentation
          The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of results that may ultimately be achieved for the entire year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

     (c) Revenue Recognition
          The Company recognizes revenues from product sales and services when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. In the chronic care market, revenues are realized using short-term rental arrangements.
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
          Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered. The Company records the cost of the equipment in inventory and amortizes the cost of the equipment through charges to cost of revenues consistent with the customer’s minimum purchase requirement.
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
     (d) Foreign Currency Translation and Transactions
          Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions, including intercompany balances not considered permanent investments, denominated in foreign currencies are included in the consolidated statements of operations and were not material for the periods presented.

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
     (f) Fair Value of Financial Instruments and Concentration of Credit Risk
          Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. The carrying amount of long-term debt approximates fair value.
     (g) Inventory
          Inventory is stated at the lower of cost (weighted-average) or market (net realizable value). The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins and other factors in evaluating net realizable value. The medical device industry is characterized by rapid development and technological advances that could result in obsolescence of inventory. Additionally, the Company’s estimates of future product demand may prove to be inaccurate.
          Inventories at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
Purchased components	$2,746,305	$2,026,986
Finished units	5,705,027	3,929,350

	$8,451,332	$5,956,336

          Inventory is shown net of a valuation reserve of approximately $560,000 and $646,000 at June 30, 2006 and December 31, 2005, respectively.
     (h) Property and Equipment and Field Equipment
          Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows:

	June 30,	December 31,
	2006	2005
Computer and office equipment	$1,070,281	$829,298
Machinery, equipment and tooling	1,992,267	1,613,359
Furniture	403,659	279,815
Leasehold improvements	980,000	930,213
Construction-in-process	288,017	246,639

	4,734,224	3,899,324
Less accumulated depreciation and amortization	(2,173,670)	(1,828,937)

Property and equipment, net	$2,560,554	$2,070,387

          Depreciation expense for property and equipment was $167,000 and $100,000 for the three months ended June 30, 2006 and 2005, respectively, and $316,000 and $192,000 for the six months ended June 30, 2006 and 2005, respectively.

          Field equipment is carried at cost less accumulated depreciation as follows:

	June 30,	December 31,
	2006	2005
Field equipment	$12,903,092	$5,521,359
Less accumulated depreciation and amortization	(1,589,382)	(677,961)

Field equipment, net	$11,313,710	$4,843,398

          Depreciation expense for field equipment was $563,000 and $105,000 for the three months ended June 30, 2006 and 2005, respectively, and $912,000 and $168,000 for the six months ended June 30, 2006 and 2005, respectively.
          The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Machinery, equipment and tooling	5 years
Furniture.	7 years
Field equipment.	5 years
     (i) Share-Based Compensation
     Until December 31, 2005, the Company accounted for stock-based employee compensation in accordance with Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.
     On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method, which was allowed until the Company’s initial filing with the SEC for the sale of securities (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that remained unvested as of December 31, 2005.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $698,105 and $1,141,455 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 are $0.03 and $0.05 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

     The Company recognized the impact of its share-based payment plans in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 under SFAS 123R. The following table presents the captions in which share-based compensation expense is included in the Company’s condensed consolidated statement of operations, including share-based compensation recorded in accordance with APB No. 25:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$16,251	$27,501
Selling and marketing	136,235	248,304
Research and development	28,828	56,864
Distribution	2,454	4,751
General and administrative	591,092	932,846

Total	$774,860	$1,270,266

          The Company had previously adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In addition, SFAS 123R requires the use of the prospective method for any outstanding stock options that were previously valued using the minimum value method. Accordingly, with the adoption of SFAS 123R, the Company did not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method. In addition, SFAS 123R prohibits the use of pro forma disclosures for stock option awards valued under the minimum value method (i.e., the Company’s pre-July 19, 2005 stock option awards). Stock option awards granted prior to July 19, 2005 that are subsequently modified, repurchased or cancelled after January 1, 2006 shall be subject to the provisions of SFAS 123R.
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
          The weighted-average fair value of options granted during the three and six month periods ended June 30, 2006 were $7.60 and $8.00, respectively. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Expected life of the options	4.75 years (1)	4.75 years (1)
Risk-free interest rate	4.75% – 4.88% (2)	4.35% – 4.88% (2)
Expected stock price volatility	85% (3)	85% (3)
Expected dividend yield	—	—

(1)	The expected term was determined using the simplified method for estimating expected option life of “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

(3)	Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the stock volatility of comparable companies in the medical device and technology industries.

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
     (k) Distribution Expenses
          Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $5,279 and $10,612 for the three months ended June 30, 2006 and 2005, respectively, and $20,676 and $19,818 for the six months ended June 30, 2006 and 2005, respectively.
     (l) Research and Development Costs
          Research and development costs are charged to operations as incurred.
     (m) Income Taxes
          The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis.
     (n) Net Loss per Share
          The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”, and EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share”. EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security because it may participate in dividends with common stock and, therefore, has calculated net loss per share consistent with the provisions of EITF 03-6 for all periods in which its redeemable preferred stock was outstanding. All of the Company’s redeemable preferred stock converted to common stock on November 1, 2005, the date of the Company’s initial public offering.

          Net loss per share is calculated based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options to purchase common stock	600,109	912,573	735,940	824,578
Warrants to purchase common stock	123,532	203,625	73,246	203,625
Unvested shares of common stock subject to repurchase	—	245	—	34
Redeemable convertible preferred stock	—	10,165,879	—	10,165,879

Total	723,641	11,282,322	808,186	11,194,116

     (o) Comprehensive Income (Loss)
          SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting comprehensive income (loss) and its components in the body of the financial statements. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity, such as foreign currency translation adjustments, that are excluded from results of operations.
          The components of comprehensive income (loss) are presented below for the periods presented in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(10,387,831)	$(5,606,652)	$(19,642,801)	$(10,515,785)
Foreign currency translation gain (loss)	11,591	(102,086)	57,831	(124,084)
Realized gain on marketable securities	—	—	—	(24,000)

Comprehensive loss	$(10,376,240)	$(5,708,738)	$(19,584,970)	$(10,663,869)

     (p) Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in a loss position and does not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on the Company’s 2006 financial statements.

3. Financing Arrangements
     Debt
          In December 2004, the Company entered into a debt agreement in the principal amount of $5.0 million, which was payable monthly over a three-year term and was secured by all the assets of the Company. Interest accrued at a rate of 7.0% annually and monthly principal and interest payments were made in advance. In addition, a final interest payment of $650,000 was due at maturity in December 2007, or earlier if the loan was prepaid in advance. This additional interest payment was accrued on a monthly basis using the interest method over the 36-month life of the loan and was included in accrued expenses in the accompanying condensed consolidated balance sheets. Concurrent with entering into a new equipment line of credit in May 2006, the Company repaid all outstanding principal and accrued interest under the debt agreement in the aggregate amount of approximately $3.4 million. This extinguishment of debt gave rise to the early recognition of approximately $434,000 of interest expense in the three and six month periods ended June 30, 2006.
          On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.5% as of June 30, 2006). Under the line of credit agreement, $10.0 million is available through December 31, 2006 and a further $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within net loss parameters. The Company is also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all assets of the Company other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. In June 2006, the Company borrowed $3.4 million under the equipment line of credit.
          Annual maturities of principal under the Company’s debt obligations and reconciliation to amounts included in the condensed consolidated balance sheet as of June 30, 2006 are as follows:

2006	$566,667
2007	1,133,333
2008	1,133,333
2009	566,667

Total future principal payments	3,400,000
Less: current portion of long-term debt	(1,133,333)

Long-term debt	$2,266,667

4. Segment and Enterprise Wide Disclosures
          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. All revenues were generated in the United States and substantially all assets are located in the United States.
          The Company sells products into two markets, critical care and chronic care. The critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The chronic care market consists of dialysis centers and hospitals that provide treatment options for patients that have end-stage renal disease (“ESRD”). Revenues recognized in these markets were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Critical care market	$1,881,198	$809,050	$3,464,795	$1,470,819
Chronic care market	2,665,075	594,333	4,482,200	966,356

Total revenues	$4,546,273	$1,403,383	$7,946,995	$2,437,175

          For the three and six months ended June 30, 2006, the Company had one customer who individually represented 18% and 16% of revenues, respectively, while two customers represented 42% of accounts receivable as of June 30, 2006. For the three and six months ended June 30, 2005, the Company had one customer who individually represented 10% and 12% of revenues, respectively. No customers represented greater than 10% of accounts receivable as of June 30, 2005.

5. Stockholders’ Equity
     Common and Preferred Stock
          On June 14, 2006, the Company completed a follow-on public offering of 6,325,000 shares of its common stock at a price of $8.75 per share. The Company received approximately $51.4 million in net proceeds from the offering. On November 1, 2005, the Company completed its initial public offering of 6,325,000 shares of its common stock at a price of $10.00 per share. The Company received approximately $56.5 million in net proceeds from the offering. In connection with the initial public offering, all shares of all series of the Company’s outstanding preferred stock were automatically converted into an aggregate of 12,124,840 shares of common stock.
          On September 15, 2005, the Company’s board of directors (the “Board”) declared a one-for-1.3676 reverse stock split of the outstanding shares of common stock. All references in the condensed consolidated financial statements to the number of shares outstanding, per share amounts and stock option data of the Company’s common stock have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.
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
     Warrants
          At June 30, 2006, warrants to purchase a total of 73,460 shares of common stock were outstanding. These warrants have a weighted average exercise price of $8.17 and expire in December 2011. During the three months ended June 30, 2006, certain warrant holders exercised warrants to purchase 78,522 shares of the Company’s common stock for aggregate proceeds of approximately $502,900.
6. Stock-Based Awards
Stock Options
          The Company maintains the 1999 Stock Option and Grant Plan (the “1999 Plan”) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (“ISOs”) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. ISOs under the 1999 Plan were granted only to employees, while nonqualified stock options under the 1999 Plan were granted to officers, employees, consultants and advisors of the Company. The Board determined the option exercise price for incentive and nonqualified stock options and grants, and in no event were the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time of grant, or less than 110% of the fair market value of the common stock in the event that the employee owned 10% or more of the Company’s capital stock. All stock options issued under the 1999 Plan expire 10 years from the date of grant and the majority of these grants were exercisable upon the date of grant into restricted common stock, which vests over a period of four years. Prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock, of which 45,755 shares remain outstanding at June 30, 2006. Effective upon the closing of the Company’s initial public offering, no further grants were or will be made under the 1999 Plan.
          In October 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the lesser of (a) 600,000 shares, or (b) 3% of the then outstanding shares of the Company’s common stock, or (c) a number determined by the Board. Unless otherwise specified by the Board or Compensation Committee, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. At June 30, 2006, options for the purchase of 524,591 shares of common stock are available for future grant under the 2005 Plan.
          The following table summarizes activity of the Company’s stock plans since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Outstanding at December 31, 2005	2,683,286	$6.22
Granted	184,350	$11.68
Exercised	(159,137)	$4.01
Forfeited	(12,389)	$6.67

Outstanding at June 30, 2006	2,696,110	$6.82

Vested at June 30, 2006	1,381,705	$5.15

Exercisable at June 30, 2006	1,723,150	$5.33

          The weighted-average fair value of options granted during the three and six months ended June 30, 2006 was $7.60 and $8.00, respectively. The aggregate intrinsic value at June 30, 2006 was $4.3 million for stock options outstanding, $5.0 million for stock options vested and $5.9 million for stock options exercisable. The intrinsic value for stock options outstanding, vested and exercisable is calculated based on the exercise price of the underlying awards and the market price of our common stock as of June 30, 2006, excluding out-of-the-money awards. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $699,000 and $751,000, respectively.
          The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.34 to $0.55	96,551	2.8 years	$0.36	96,551	$0.36
$1.37	2,924	3.9 years	$1.37	2,924	$1.37
$2.74 to $4.10	831,227	5.6 years	$3.88	831,227	$3.88
$5.47 to $6.84	599,623	8.3 years	$6.04	594,869	$6.04
$8.21 to $9.10	743,985	7.2 years	$8.56	4,111	$8.21
$9.63 to $11.19	103,450	5.3 years	$10.74	84,000	$10.83
$12.28 to $13.65	318,350	6.0 years	$12.67	109,468	$12.59

$0.34 to $13.65	2,696,110	6.6 years	$6.82	1,723,150	$5.33

          The following table summarizes the status of the Company’s nonvested shares since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Nonvested at December 31, 2005	1,434,256	$7.89
Granted	184,350	$11.68
Vested	(291,812)	$7.19
Forfeited	(12,389)	$6.67

Nonvested at June 30, 2006	1,314,405	$8.59

          Certain outstanding stock option awards are subject to an early exercise provision. Upon exercise, the award was subject to a repurchase right in favor of the Company. The repurchase right terminated upon the closing of the Company’s initial public offering.
          As of June 30, 2006, approximately $4.1 million of unrecognized stock compensation cost related to nonvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.5 years.
Employee Stock Purchase Plan
          The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January or July. The first offering under the 2005 Purchase Plan extended from January 3, 2006 through June 30, 2006. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee.
          The weighted-average fair value of stock purchase rights granted as part of the Company’s 2005 Purchase Plan during the six months ended June 30, 2006 was $2.45. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
June 30, 2006
Expected life of the purchase rights	6 months
Risk-free interest rate	4.42%
Expected stock price volatility	50.9%
Expected dividend yield	—
          The Company recognized share-based compensation expense of $12,000 and $24,000 for the three and six months ended June 30, 2006, respectively, relating to the 2005 Purchase Plan.
          On June 30, 2006, the Company’s first offering under the 2005 Purchase Plan closed, resulting in the purchase of 10,748 shares of common stock on behalf of employee participants. As of June 30, 2006, the maximum number of shares available under the 2005 Purchase Plan is 39,252.
          As of June 30, 2006, the Company has reserved 3,220,701 shares of common stock for issuance upon exercise of stock options, 39,252 shares for issuance under the 2005 Purchase Plan and 73,460 shares for issuance upon exercise of warrants.
7. Related-Party Transactions
          The Company purchases completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, an entity owned by a member of the Board. The Company purchased approximately $1.2 million and $202,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $1.9 million and $328,000 during the six months ended June 30, 2006 and 2005, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $447,000 and $81,000 at June 30, 2006 and December 31, 2005, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
          The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and six months ended June 30, 2006 and 2005, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
          Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report, as well as in the documents filed by us with the SEC, as they may be amended from time to time, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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
          From our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs have been our single largest operating expense. However, with the launch of the System One in the home chronic care market, selling and marketing costs became our largest operating expense in 2005 and this trend continued during the three and six months ended June 30, 2006 as we expanded our United States sales force to penetrate our markets and grow revenues.
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
          We sell our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of patients with ESRD and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The United States Food and Drug Administration, or FDA, has

cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
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
          In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market. This accessory to the System One allows for the automated preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. In July 2006, we released the PureFlow SL for commercial use and began shipping the PureFlow SL product. We expect that over time our chronic care home patients will predominantly use our PureFlow SL module at home and will use bagged fluid for travel and outside of the home. Bagged fluids will continue to be used in the critical care market.
          Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for the System One therapy are typically submitted by the dialysis clinic or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Expanding Medicare reimbursement over time to cover more frequent therapy could accelerate our market penetration and revenue growth in the future.
          Our System One is produced through internal and outsourced manufacturing. We purchase many of the components and subassemblies included in the System One, as well as the disposable cartridges used in the System One, from third-party manufacturers, some of which are single source suppliers. In addition to outsourcing with third-party manufacturers, we assemble, package and label a small quantity of disposable cartridges in our leased facility in Lawrence, Massachusetts. NxStage GmbH & Co. KG, our wholly-owned German subsidiary, is the sole manufacturer of the dialyzing filter that is a component of the disposable cartridge used in the System One.
          We market the System One through a direct sales force in the United States primarily to dialysis clinics and hospitals, and we expect revenues to continue to increase in the near future. Our revenues were $4.5 million for the three months ended June 30, 2006, a 224% increase from revenues of $1.4 million in the three months ended June 30, 2005 and a 34% increase from revenues of $3.4 million in the first quarter of 2006. Our revenues were $7.9 million for the six months ended June 30, 2006, a 226% increase from revenues of $2.4 million in the six months ended June 30, 2005. We have increased the number of sales representatives in our combined sales force from 13 at June 30, 2005 to 20 at December 31, 2005, and to 27 at June 30, 2006. We expect to add additional sales and marketing personnel as needed for the remainder of 2006. As of June 30, 2006, 663 ESRD patients were using the System One at 126 dialysis clinics, compared to 141 ESRD patients at 34 dialysis clinics as of June 30, 2005, and compared to 292 ESRD patients at 70 dialysis clinics as of December 31, 2005. In addition, as of June 30, 2006, 58 hospitals were using the System One for critical care therapy, compared to 34 and 50 hospitals as of June 30, 2005 and December 31, 2005, respectively.

          The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Critical care	$1,881,198	41.4%	$809,050	57.6%	$3,464,795	43.6%	$1,470,819	60.3%
Chronic care	2,665,075	58.6%	594,333	42.4%	4,482,200	56.4%	966,356	39.7%

Total	$4,546,273	100.0%	$1,403,383	100.0%	$7,946,995	100.0%	$2,437,175	100.0%

          We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and grow our operations. Our accumulated deficit at June 30, 2006 was $(103.7) million. Our goal is to increase our sales volume and revenues to gain scale of operation and to drive product cost reductions, which we believe, when combined with other design improvements, will allow us to reach profitability. We expect our revenues in the chronic care market to increase faster than those in the critical care market and believe they will continue to represent the majority of our revenues.
Statement of Operations Components
Revenues
          Our products consist of the System One, an electromechanical device used to circulate the patient’s blood during therapy (the cycler); a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy, sold either in premixed bags or prepared with our PureFlow SL module. We distribute our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
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
          Our contracts with dialysis centers for ESRD patients include terms providing for the sale of disposable products to accommodate up to 26 treatments a month per patient and the monthly rental of System One cyclers and our PureFlow SL module. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under the contract, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. We do not currently derive any revenues from service contracts. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect that a recurring revenue stream will become a meaningful component of our revenues.

Cost of Revenues
          Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, depreciation and maintenance of System One cyclers that we rent to customers, production overhead and the cost of purchasing system components from vendors which we then sell to our customers. It also includes the cost of inspecting, servicing and repairing equipment prior to sale or during the warranty period and stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain products from third party suppliers and the design of the products.
          We are currently operating at negative gross profit as we are building a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time for two general reasons. First, we anticipate that increased sales volume will lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs. For example, during the six months ended June 30, 2006, we have transitioned our purchases of dialysate to a new lower cost vendor. Second, we have plans to introduce several process and product design changes that have inherently lower cost than our current products. For example, we released our PureFlow SL module commercially in July 2006 which should reduce our cost of revenues and distribution costs by reducing the volume of dialysate fluid which we currently manufacture and ship to customers.

Operating Expenses
          Research and Development. Research and development expenses consist primarily of salary, benefits and stock-based compensation for research and development personnel, supplies, materials and expenses associated with product design and development, clinical studies, regulatory submissions, reporting and compliance and expenses incurred for outside consultants or firms who furnish services related to these activities. We expect research and development expenses will increase modestly in the foreseeable future as we seek to further enhance our System One and related products.
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
          Distribution. Distribution expenses include salary, benefits and stock-based compensation for distribution personnel, the cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreement with our customers. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and the expected launch of our PureFlow SL module.
          General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees from outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent and utilities are initially included in general and administrative expense and, within the same reporting period, are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our growing business.
Results of Operations
          The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	132	147	137	158

Gross profit (deficit)	(32)	(47)	(37)	(58)

Operating expenses:
Selling and marketing	83	113	87	119
Research and development	35	116	42	125
Distribution	33	34	35	32
General and administrative	47	84	52	90

Total operating expenses	198	347	216	366

Loss from operations	(230)	(394)	(253)	(424)

Other income (expense):
Interest income	13	6	15	6
Interest expense	(12)	(12)	(9)	(13)

	1	(6)	6	(7)

Net loss	(229)%	(400)%	(247)%	(431)%

     Comparison of Three and Six Months Ended June 30, 2006 to Three and Six Months Ended June 30, 2005
     Revenues
     Our revenues for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Revenues	$4,546	$1,403	$3,143	224%

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
		(In thousands, except percentages)
Revenues	$7,947	$2,437	$5,510	226%

          The increase in revenues for both the three and six months ended June 30, 2006 as compared to the same periods in 2005 was attributable to increased sales and rentals of the System One in both the critical care and chronic care markets, primarily as a result of increased sales and marketing efforts as we continue our commercial launch of the System One. Revenues in the chronic care market increased to $2.7 million in the three months ended June 30, 2006 compared to $0.6 million in the three months ended June 30, 2005, an increase of 348%, while revenues in the critical care market increased 133% to $1.9 million in the three months ended June 30, 2006, compared to $0.8 million in the three months ended June 30, 2005. Revenues in the chronic care market increased to $4.5 million during the six months ended June 30, 2006 compared to $1.0 million during the six months ended June 30, 2005, an increase of 364%, while revenues in the critical care market increased 136% to $3.5 million during the six months ended June 30, 2006, compared to $1.5 million during the six months ended June 30, 2005.
     Cost of Revenues and Gross Profit (Deficit)

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Cost of revenues	$6,004	$2,061	$3,943	191%

Gross profit (deficit)	$(1,457)	$(658)	$799	121%

Gross profit (deficit) percentage	(32.1%)	(46.9%)

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
		(In thousands, except percentages)
Cost of revenues	$10,861	$3,844	$7,017	183%

Gross profit (deficit)	$(2,914)	$(1,407)	$1,507	107%

Gross profit (deficit) percentage	(36.7%)	(57.7%)

          The increase in cost of revenues was attributable primarily to our increased revenues. We added 204 net patients during the three months ended June 30, 2006 compared to 59 during the three months ended June 30, 2005, which contributed to a $2.7 million increase in cost of revenues. In addition, cost of revenues increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 because of a larger employee base which resulted in additional salaries, health benefits and payroll taxes of $0.4 million, and increased inbound freight costs of $0.3 million to support our higher production volume. We added 371 net patients during the six months ended June 30, 2006 compared to 96 during the six months ended June 30, 2005, which contributed to a $5.0 million increase in cost of revenues. In addition, cost of revenues increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 because of a larger employee base which resulted in additional salaries, health benefits and payroll taxes of $0.7 million, and increased inbound freight costs of $0.5 million to support our higher production volume. We are currently operating at negative gross profit as we are building a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time as increased sales volume should lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs. We expect that over time unit cost of revenues will become less than unit revenues as we build the scale of our operations. Inventory at June 30, 2006 and December 31, 2005 has been appropriately reduced to net realizable value through charges to cost of revenues.
  Selling and Marketing

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$3,759	$1,580	$2,179	138%

Selling and marketing as a percentage of revenues	83%	113%

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$6,952	$2,901	$4,051	140%

Selling and marketing as a percentage of revenues	87%	119%

     The increase in selling and marketing expenses was the result of several factors. For the three months ended June 30, 2006 compared to the same period in 2005, approximately $1.4 million of the increase was due to higher salary and benefits resulting from increased headcount, $136,000 related to stock-based compensation (no comparable charge in 2005) and $169,000 related to a higher level of sales and marketing activity in both the chronic and critical care markets. We increased our combined sales force from 13 sales representatives as of June 30, 2005, to 27 sales representatives as of June 30, 2006. For the six months ended June 30, 2006 compared to the same period in 2005, approximately $2.5 million of the increase was due to higher salary and benefits resulting from increased headcount, $248,000 related to stock-based compensation (no comparable charge in 2005) and $261,000 related to a higher level of sales and marketing activity in both the chronic and critical care markets. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market and as we add additional sales and marketing personnel.
  Research and Development

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Decrease	Decrease
	(In thousands, except percentages)
Research and development	$1,576	$1,624	$(48)	(3)%

Research and development as a percentage of revenues	35%	116%

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Research and development	$3,355	$3,056	$299	10%

Research and development as a percentage of revenues	42%	125%

     The decrease in research and development expenses during the three months ended June 30, 2006 compared to the same period in 2005 was attributable to a $249,000 decrease in consulting costs relating to the development of the Pure Flow SL module, offset by increased salary, benefits and payroll taxes of $139,000 as a result of increased headcount and approximately $29,000 of stock-based compensation (no comparable charge in 2005). The increase in research and development expenses during the six months ended June 30, 2006 compared to the same period in

2005 was attributable to increased salary, benefits and payroll taxes of $293,000 as a result of increased headcount, approximately $57,000 of stock-based compensation (no comparable charge in 2005) and $22,000 of development costs associated with our PureFlow SL module. We expect research and development expenses will continue to increase in the foreseeable future as we seek to further enhance our System One and related products, but not as rapidly as other expense categories as we have substantially completed basic development of the System One. We expect research and development expenses to continue to decline as a percentage of revenues.
  Distribution

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Distribution	$1,519	$477	$1,042	218%

Distribution as a percentage of revenues	33%	34%

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Distribution	$2,808	$786	$2,022	257%

Distribution as a percentage of revenues	35%	32%

     The increase in distribution expenses for the three and six month periods ended June 30, 2006 compared to the same period in 2005 was due to increased volume of shipments of disposable products to a growing number of patients in the chronic care market. We expect that distribution expenses will increase at a lower rate than revenues in the second half of 2006 due to expected shipping efficiencies gained from increased business volume and density of customers, the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL module which began in July 2006 and the use of an outsourced logistics provider located in the central part of the continental United States.
  General and Administrative

	Three Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative	$2,149	$1,178	$971	82%

General and administrative as a percentage of revenues	47%	84%

	Six Months Ended
	June 30,	June 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative	$4,124	$2,203	$1,921	87%

General and administrative as a percentage of revenues	52%	90%

     The increase in general and administrative expenses during the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to an increase of $120,000 in salary and benefits as a result of increased headcount, approximately $591,000 of stock-based compensation recorded in the three months ended June 30, 2006 (no comparable charge in 2005), and approximately $363,000 of legal and corporate expenses incurred as a result of operating as a public company. The increase in general and administrative expenses during the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to an increase of $267,000 in salary and benefits as a result of the addition of four employees to headcount, approximately $933,000 of stock-based compensation recorded in the six months ended June 30, 2006 (no comparable charge in 2005), and approximately $780,000 of legal and corporate expenses incurred as a result of operating as a public company. We expect that general and administrative expenses will continue to increase in the near term as we add support structure for our growing business and as a result of costs related to operating a public company.
  Interest Income and Interest Expense
     Interest income is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the three and six month periods ended June 30, 2006, interest income increased by $0.5 million and $1.1 million, respectively, due to increased cash and investment balances resulting from our initial public offering and follow-on public offering and higher interest rates.
     Interest expense increased during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 due to the early payoff of a debt agreement, which resulted in the early recognition of approximately $434,000 of interest expense.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of June 30, 2006, our accumulated deficit was $(103.7) million and we had cash, cash equivalents and short-term investments of approximately $87.1 million. On June 14, 2006, we closed a follow-on public offering in which we received net proceeds after deducting underwriting discounts, commissions and expenses of approximately $51.4 million from the sale and issuance of 6,325,000 shares of common stock. On November 1, 2005, we closed our initial public offering in which we received net proceeds after deducting underwriting discounts, commissions and expenses of approximately $56.5 million from the sale and issuance of 6,325,000 shares of common stock. Prior to the initial public offering, we had financed our operations primarily through private sales of redeemable convertible preferred stock resulting in aggregate net proceeds of approximately $91.9 million as of December 31, 2005.
     On May 15, 2006, we entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.5% as of June 30, 2006). Under the line of credit agreement, $10.0 million is available through December 31, 2006 and a further $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within net loss parameters. We are also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all of our assets other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. In June 2006, we borrowed $3.4 million under this equipment line of credit.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Net cash used in operating activities	$(25,492)	$(11,673)
Net cash used in investing activities	(1,223)	(900)
Net cash provided by (used in) financing activities	52,573	(663)
Effect of exchange rate changes on cash	44	(77)

Net cash flow	$25,902	$(13,313)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory for the placement of rental units with our customers represented $7.4 million and $1.5 million, respectively, during the six months ended June 30, 2006 and 2005.

     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the purchase of $29.5 million of short-term investments during the six months ended June 30, 2006 and the sale of marketable securities in the amount of $12.5 million during the six months ended June 30, 2005.
     Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities reflected $51.4 million of net proceeds received from the follow-on public offering that closed in June 2006, and $1.2 million of proceeds from the exercise of stock options and warrants during the six months ended June 30, 2006, offset by the net repayment of debt of $37,000 and $663,000 during the six months ended June 30, 2006 and 2005, respectively.
     We expect to continue to incur net losses for the foreseeable future. We expect that our current cash position, and the availability under our equipment line of credit, is sufficient to support operations at least through 2007. In the longer term, we expect to fund the working capital needs of our operations with revenue generated from product placements and sales but these resources may prove insufficient. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     The following table summarizes our contractual commitments as of June 30, 2006 (unaudited) and the effect those commitments are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Equipment line of credit	$3,400	$1,133	$2,267	$—	$—
Operating leases	3,266	488	1,061	1,104	613
Purchase obligations(1)	30,273	25,206	2,723	2,344	—

Total	$36,939	$26,827	$6,051	$3,448	$613

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers.
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
     Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposables at a price that includes a premium above the otherwise average selling price of the disposables to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered.

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
  Field Equipment
     We amortize field equipment using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, and the impact of planned design improvements. We believe the five year useful life is appropriate as of June 30, 2006.
  Accounting for Stock-Based Awards
     Until December 31, 2005, we accounted for stock-based employee compensation in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of our common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of our common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. Prior to becoming a public company on October 27, 2005, there had been no public market for our common stock. Absent an objective measure of the fair value of our common stock, the determination of fair value required judgment. Our board of directors (the “Board”) periodically estimated the fair value of our common stock in connection with any issuance of stock options. The fair value of our common stock was estimated based on factors such as independent valuations, sales of preferred stock, the liquidation preference, dividends, voting rights of the various classes of stock, our financial and operating performance, progress on development goals, the issuance of patents, the value of other companies involved in dialysis, general economic and market conditions and other factors that we believed would reasonably have a significant bearing on the value of our common stock.
     Prior to January 1, 2006, we followed the disclosure requirements of Statement of Financial Accounting Standard, or SFAS No. 123, “Accounting for Stock-Based Compensation” for stock-based awards to employees. All stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and related interpretations. For purposes of the pro forma disclosures required by SFAS No. 123, stock options granted subsequent to July 19, 2005, the date of filing our initial registration statement with the SEC, were valued using the Black-Scholes option-pricing model. Prior to July 19, 2005, we used the minimum value method permitted under SFAS No. 123.
     We adopted SFAS No. 123R, “Share-Based Payment”, on January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In addition, SFAS 123R requires the use of the prospective method for any outstanding stock options that were previously valued using the minimum value method. Accordingly, with the adoption of SFAS 123R, we did not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method. In addition, SFAS 123R prohibits the use of pro forma disclosures for stock option awards valued under the minimum value method (i.e., our pre-July 19, 2005 stock option awards). Stock option awards granted prior to July 19, 2005, the date on which we filed our preliminary prospectus with the SEC, that are subsequently modified, repurchased or cancelled after January 1, 2006 shall be subject to the provisions of SFAS 123R.
     We use the modified prospective method under SFAS 123R for any stock options granted after July 19, 2005. The aggregate value of the unvested portion of stock options issued between July 19, 2005 and December 31, 2005 totaled $4.4 million as of December 31, 2005, net of estimated forfeitures. Beginning in 2006, this aggregate value will be recognized as compensation expense in our consolidated statement of operations ratably over the remaining vesting period.
     As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three and six months ended June 30, 2006 was $698,105 and $1,141,455 higher, respectively, than if we had continued to account for the share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.03 and $0.05 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Management continues to evaluate the use of stock-based equity awards and may consider other forms of equity-based compensation arrangements (such as restricted stock units), or reduce the volume of stock option award grants in the future.
     Prospectively, we use the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards on the dates of grant. In accordance with SAB 107, based upon our stage of development and the short period of time that our common stock has been publicly traded on the NASDAQ Global Market, we have used the following assumptions in the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards:
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
Volatility – the objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. Because we have no options that are traded publicly and because of our limited trading history as a public company, our volatility assumption has been based upon an analysis of the trading of similar companies in the medical device and technology industries, consistent with the methodology used in 2005. We may change our volatility assumption in the future once we have a sufficient amount of historical information regarding the volatility of our share price. For the three and six months ended June 30, 2006, we have used a volatility rate assumption of 85% for stock option grants. We expect to use a volatility rate assumption of 85% for stock options granted during the remainder of 2006.
     We have also estimated expected forfeitures of stock options upon adoption of SFAS 123R. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and the limited liquidity of our common stock. Actual forfeiture activity may differ from our estimated forfeiture rate.
  Accounting for Income Taxes
     We account for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of June 30, 2006 and 2005 to reflect these uncertainties.

Related-Party Transactions
     Medisystems Corporation is our primary supplier of completed cartridges, tubing and certain other components used in the System One disposable cartridge. The chief executive officer and sole stockholder of Medisystems is a member of our board of directors and owns approximately 7.2% of our outstanding common stock as of June 30, 2006. We purchased approximately $1.2 million and $202,000 of goods from Medisystems during the three months ended June 30, 2006 and 2005, respectively, and approximately $1.9 million and $328,000 during the six months ended June 30, 2006 and 2005, respectively. We anticipate significantly increasing the amount of products that we purchase from Medisystems over the next few years. We do not have a long-term supply agreement with Medisystems, and we purchase products from Medisystems through purchase orders. We are currently negotiating a long-term supply agreement with Medisystems covering components, subassemblies and completed cartridges, although we cannot be certain that we will enter into an agreement with Medisystems. We believe that our purchases from Medisystems have been on terms no less favorable to us than could be obtained from unaffiliated third parties or through internal operations.
Off-Balance Sheet Arrangements
     Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section above.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in a loss position and do not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on our 2006 financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and six months ended June 30, 2006, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2005.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2003, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 1,300 patients were receiving home-based hemodialysis in 2003. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis or how many peritoneal dialysis patients will switch to home-based hemodialysis. We received our home use clearance for the System One from the FDA in June 2005 and we will need to devote significant resources to developing the market. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.
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
We have limited operating experience, a history of net losses and an accumulated deficit of ($103.7) million at June 30, 2006. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at June 30, 2006, we had an accumulated deficit of approximately $(103.7) million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, in the chronic care market, the cost of manufacturing the System One and related disposables currently exceeds the market price. We cannot provide assurance that we will be able to lower the cost of manufacturing the System One and related disposables below the current chronic care market price, that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing overhead costs, implementing design and process improvements to lower our costs of manufacturing our products and achieving efficient distribution of our products.
     In March 2006 we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market. This accessory to the System One allows for the automated preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. In July 2006, we released the PureFlow SL for commercial use and began shipping the PureFlow SL product. Any delay in the launch of the PureFlow SL module, or any failure to gain rapid market acceptance of the PureFlow SL module, including converting our installed base of patients currently using bagged fluid, could adversely affect our ability to achieve profitability.
We only recently began marketing our System One hemodialysis system to dialysis clinics for the treatment of ESRD, and our success will depend on our ability to achieve market acceptance of our System One.
     We only recently began marketing our System One for the treatment of ESRD. Our products have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the chronic care market, we will have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies will use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:
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
As we continue to commercialize the System One and related products, we may have difficulty managing our growth and expanding our operations successfully.
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
     Our System One competes directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare Corporation, Gambro AB, and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our products and are more widely recognized by physicians, patients and providers. In addition, Aksys, Ltd. sells a hemodialysis machine, which is also specifically cleared by the FDA for home use. Most of our competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, in the case of Fresenius, own and operate a chain of dialysis clinics. Most of these companies manufacture additional complementary products enabling them to offer a bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.
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
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Fresenius controls approximately 33% of the U.S. dialysis clinics and is the largest worldwide manufacturer of dialysis systems. DaVita controls approximately 27% of the U.S. dialysis clinics, and has entered into a preferred supplier agreement with Gambro pursuant to which Gambro will provide a significant majority of DaVita’s dialysis equipment and supplies for a period of at least 10 years. Each of Fresenius and DaVita may choose to offer to patients in their dialysis clinics only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. We are presently renting the System One to several DaVita dialysis clinics under a two-year contract with DaVita that expires on March 16, 2007. Revenues from DaVita clinics represented 18% and 16% of our revenues during the three and six month periods ended June 30, 2006, respectively. We cannot be sure that DaVita will continue to rent the System One from us or that any future decision by DaVita to stop or limit the use of the System One would not adversely affect our business.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, the market for our System One may be limited.
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2003 approximately 16,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our System One.
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
     If our System One is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. As is the case with a number of other medical device companies, it is likely that product liability claims will be brought against us. Since their introduction into the market, our products have been subject to two voluntary recalls and one voluntary product withdrawal. Our first voluntary recall occurred in February 2001 in Canada and related to a software glitch that we detected in our predecessor system, which could have increased the likelihood of a clotted filter during treatment. There were no patient injuries associated with this recall, and the software glitch was remedied with a subsequent software release. The second voluntary recall occurred in April 2004 in the United States relating to pinhole-sized dialysate leaks in our cartridge. The leaks were readily observable and required a cartridge replacement to continue treatment. There were no patient injuries associated with this recall; we subsequently switched suppliers and instituted additional testing requirements to minimize the chance for pinhole-sized leaks in our cartridges. The voluntary market withdrawal occurred in the United States in May 2002 when we suspended sales of our predecessor system while we addressed issues involving limited instances of contaminated hemofiltration fluids compounded by a pharmacy and supplied by a third-party. Six patients exposed to contaminated fluids reported fevers and/or chills, with no lasting clinical effect. We subsequently modified our cartridge to allow for an additional filter to remove contaminants from fluids used with our product. Our products may be subject to further recalls or withdrawals, which could increase the likelihood of product liability claims. We have also received several reports of operator error from both patients in the home hemodialysis setting and nurses in the critical care setting. We have sought to address many potential sources of operator error with product design changes to simplify the operator process. In addition, we have made improvements in our training materials and product labeling. However, instances of operator error cannot be eliminated and could also increase the likelihood of product liability claims.
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
     We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of June 30, 2006, we had 80 employees in our sales, marketing and distribution organization, including 27 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures. We cannot provide assurance that we will be able to retain or attract experienced personnel to our early-stage company and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
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
     Any modifications to a 510(k) cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, requires the submission of another 510(k) pre-market notification to address the change. Although in the first instance we may determine that a change does not rise to a level of significance that would require us to make a pre-market notification submission, the FDA may disagree with us and can require us to submit a 510(k) for a significant change in the labeling, technology, performance specifications or materials or major change or modification in intended use, despite a documented rationale for not submitting a pre-market notification. We have modified various aspects of the System One and have filed and received clearance from the FDA with respect to some of the changes in the design of our products. If the FDA requires us to submit a 510(k) for any modification to a previously cleared device, or in the future a device that has received 510(k) clearance, we may be required to cease marketing the device, recall it, and not resume marketing until we obtain clearance from the FDA for the modified version of the device. Also, we may be subject to regulatory fines, penalties and/or other sanctions authorized by the Federal Food, Drug, and Cosmetic Act. In the future, we intend to introduce new products and enhancements and improvements to existing products. We cannot provide assurance that the FDA will clear any new product or product changes for marketing or what the timing of such clearances might be. In addition, new products or significantly modified marketed products could be found to be not substantially equivalent and classified as products requiring the FDA’s approval of a pre-market approval application, or PMA, before commercial distribution would be permissible. PMAs usually require substantially more data than 510(k) submissions and their review and approval or denial typically takes significantly longer than a 501(k) decision of substantial equivalence. Also, PMA products require approval supplements for any change that affects safety and effectiveness before the modified device may be marketed. Delays in our receipt of regulatory clearance or approval will cause delays in our ability to sell our products, which will have a negative effect on our revenues growth.
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
     Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our U.S. manufacturing facility has previously had three FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. Our last two inspections, including our most recent inspection in March 2006, resulted in no observations. We cannot provide assurance that any future inspections would have the same result. If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse QSR inspection, FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, embargoing the import of components from outside of the United States, recalling our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.

Changes in reimbursement for treatment for ESRD could affect the adoption of our System One and the level of our future product revenues.
     In the United States, all patients who suffer from ESRD, regardless of age, are eligible for coverage under Medicare, after a requisite coordination period if other insurance is available. As a result, more than 80% of patients with ESRD are covered by Medicare. Although we rent and sell our products to hospitals, dialysis centers and other healthcare providers and not directly to patients, the reimbursement rate for ESRD treatments is an important factor in a potential customer’s decision to purchase the System One. The dialysis centers that purchase our product rely on adequate third-party payor coverage and reimbursement to maintain their ESRD facilities. There is some regional variation in the composite rate for dialysis services, but the national average rate is currently approximately $149 per treatment for independent clinics and $154 per treatment for hospital-based dialysis facilities, which is intended to cover most items and services related to the treatment of ESRD, but does not include payment for physician services or separately billable laboratory services or drugs. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.
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
     Unlike Medicare reimbursement for ESRD, Medicare only reimburses healthcare providers for acute kidney failure and fluid overload treatment if the patient is otherwise eligible for Medicare, based on age or disability. Medicare and many other third party payors and private insurers reimburse these treatments provided to hospital inpatients under a traditional diagnosis related group, or DRG, system. Under this system, reimbursement is determined based on a patient’s primary diagnosis and is intended to cover all costs of treating the patient. The presence of acute kidney failure or fluid overload increases the severity of the primary diagnosis and, accordingly, may increase the amount reimbursed. For care of these patients to be cost-effective, hospitals must manage the longer hospitalization stays and significantly more nursing time typically necessary for patients with acute kidney failure and fluid overload. If we are unable to convince hospitals that our System One provides a cost-effective treatment alternative under this diagnosis related group reimbursement system, they may not purchase our product.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.
     In both the United States and foreign countries, there have been legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The federal government and some states have enacted healthcare reform legislation, and further federal and state proposals are likely. We cannot predict the exact form this legislation may take, the probability of passage, or the ultimate effect on us. Our business could be adversely affected by future healthcare reforms or changes in Medicare.
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

We currently have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.
     In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on System One operations to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. Federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. At this time, we are not a HIPAA covered entity and consequently are not directly subject to HIPAA. However, we have entered into several business associate agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, conduct by a person that is not a covered entity could potentially be prosecuted under aiding and abetting or conspiracy laws if there is an improper disclosure or misuse of patient information.
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
     Our success depends upon the skills, experience and efforts of our senior executives and other key personnel, including our chief executive officer, certain members of our engineering staff, our marketing executives and managers and our clinical educators. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. On May 16, 2006, we announced that David N. Gill, our Chief Financial Officer, planned to resign as an officer and employee of NxStage at the end of July 2006 and we are currently recruiting his replacement. On July 25, 2006, Mr. Gill agreed to continue to serve as Chief Financial Officer until a replacement is found. Mr. Gill will transition to part-time employment status following July 31, 2006. We have agreements with all of our executive officers which impose obligations that may prevent a former employee of ours from working for a competitor for a period of time; however, these clauses may not be enforceable, or enforceable only in part, or the company may choose not to seek enforcement. We do not maintain “key man” life insurance on any of our senior executives, other than our chief executive officer.
We obtain some of the components, subassemblies and completed products included in the System One from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenues.
     We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is a primary supplier of lactate-based dialysate and Medisystems Corporation is our primary supplier of our disposable cartridge and several cartridge components. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and sole stockholder of Medisystems, is a member of our board of directors and as of June 30, 2006, held approximately 7.2% of our common stock. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, or an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or cause customers to switch to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need weekly access to the System One and related disposables.
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
     As of June 30, 2006, we had 51 pending patent applications, including foreign, international and U.S. applications, and 22 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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

Risks Related to our Common Stock
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 27,750,761 shares of common stock outstanding as of June 30, 2006. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 277,508 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. Approximately 16,386,000 shares, or 59.0%, of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements, which were entered into in connection with our recent follow on offering and expire on or about September 6, 2006. Upon expiration or termination of these lock-up agreements, all of these shares of common stock will be freely tradeable.
     Subject to certain conditions, holders of an aggregate of approximately 13,511,174 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of June 30, 2006, 3,259,953 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of June 30, 2006, 2,696,110 shares were subject to outstanding options, of which 1,723,150 were exercisable and which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the NASDAQ Global Market, have imposed various new requirements on public companies, including changes in corporate governance practices. Our management and other personnel now need to devote a substantial amount of time to these new requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, SEC or other regulatory authorities.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 46% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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
     All 6,325,000 shares of our common stock registered in the offering were sold at the initial public offering price of $10 per share. The aggregate purchase price of the offering was $63,250,000. The net offering proceeds received by us, after deducting expenses incurred in connection with the offering, were approximately $56.5 million. These expenses consisted of direct payments of:
i.	(a) $4.4 million in underwriters discounts, fees and commissions,

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
     From the effective date of our Registration Statement on Form S-1, October 27, 2005, through June 30, 2006, we have used approximately $24.2 million of the net proceeds of our initial public offering to finance working capital needs. The net unused offering proceeds have been invested into short-term investment grade securities and money market accounts.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 30, 2006, and our stockholders voted to:
(i)	Elect the individuals named below to hold office until our 2007 Annual Meeting of Stockholders:

	Votes	Votes
Nominees	For	Withheld
Jeffrey H. Burbank	19,272,366	193
Philippe O. Chambon	19,201,601	70,958
Daniel A. Giannini	19,269,666	2,893
Craig W. Moore	19,264,916	7,643
Reid S. Perper	19,270,866	1,693
Peter P. Phildius	19,263,262	9,297
David S. Utterberg	19,245,934	26,625
(ii)	Ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006, which matter was approved by a vote of 19,269,891 shares voting for, 1,800 shares voting against and 868 shares abstaining.
Item 5. Other Information
     On May 16, 2006, we announced that David N. Gill, our Chief Financial Officer, planned to resign as an officer and employee of NxStage at the end of July 2006 and we are currently recruiting his replacement. On July 25, 2006, Mr. Gill agreed to continue to serve as Chief Financial Officer until a replacement is found. Mr. Gill will transition to part-time employment status following July 31, 2006 and has agreed to reduce his salary by 50 percent to $10,417 per month ($125,000 annual). Mr. Gill’s stock option awards will continue to vest consistent with his stock option agreements during this period of continuing service.

Item 6. Exhibits

Exhibit
Number
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
David N. Gill
Chief Financial Officer and Senior Vice President (Duly authorized officer and principal financial officer) July 31, 2006