Form 10-Q
period 2006-09-30
NxStage Medical, Inc.
filed 2006-11-01
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     There were 27,776,378 shares of the registrant’s common stock issued and outstanding as of the close of business on October 23, 2006.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,059,185	$61,223,377
Short-term investments	31,816,195	—
Accounts receivable, net	3,100,785	1,367,860
Inventory	9,885,148	5,956,336
Prepaid expenses and other current assets	588,234	523,160

Total current assets	91,449,547	69,070,733

Property and equipment, net	2,819,868	2,070,387
Field equipment, net	15,285,057	4,843,398
Other assets	406,435	446,508

Total assets	$109,960,907	$76,431,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,187,254	$3,027,524
Accrued expenses	4,058,656	2,204,621
Deferred rent obligation	252,983	224,694
Deferred revenue	87,917	—
Current portion of long-term debt	2,800,000	1,513,480

Total current liabilities	11,386,810	6,970,319

Deferred rent obligation	410,817	473,268
Long-term debt	5,316,667	1,633,070

Total liabilities	17,114,294	9,076,657

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 27,776,378 and 21,176,554 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	27,776	21,177
Additional paid-in capital	205,996,642	151,675,548
Deferred compensation	—	(259,910)
Accumulated deficit	(113,229,106)	(84,010,669)
Accumulated other comprehensive income (loss)	51,301	(71,777)

Total stockholders’ equity	92,846,613	67,354,369

Total liabilities and stockholders’ equity	$109,960,907	$76,431,026

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$5,511,774	$1,496,785	$13,458,769	$3,933,960
Cost of revenues	6,620,268	2,270,865	17,481,151	6,114,408

Gross profit (deficit)	(1,108,494)	(774,080)	(4,022,382)	(2,180,448)

Operating expenses:
Selling and marketing	3,662,698	2,084,967	10,614,218	4,986,376
Research and development	1,386,150	1,648,887	4,741,339	4,704,659
Distribution	2,027,272	623,366	4,835,556	1,409,030
General and administrative	2,367,653	1,298,249	6,491,398	3,501,210

Total operating expenses	9,443,773	5,655,469	26,682,511	14,601,275

Loss from operations	(10,552,267)	(6,429,549)	(30,704,893)	(16,781,723)

Other income (expense):
Interest income	1,069,849	118,304	2,273,177	268,090
Interest expense	(93,218)	(278,667)	(786,721)	(592,063)

	976,631	(160,363)	1,486,456	(323,973)

Net loss	$(9,575,636)	$(6,589,912)	$(29,218,437)	$(17,105,696)

Net loss per share, basic and diluted	$(0.34)	$(2.57)	$(1.23)	$(6.66)

Weighted-average shares outstanding, basic and diluted	27,760,835	2,567,618	23,818,789	2,566,852

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(29,218,437)	$(17,105,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	26,959	—
Depreciation and amortization	2,199,320	622,549
Amortization/write-off of debt discount	281,666	105,625
Stock-based compensation	2,041,481	171,474
Changes in operating assets and liabilities:
Accounts receivable	(1,732,925)	(411,530)
Inventory	(16,069,873)	(3,927,313)
Prepaid expenses and other current assets	(74,026)	(84,411)
Accounts payable	1,139,037	1,285,227
Accrued expenses and other current liabilities	2,496,535	1,154,270

Net cash used in operating activities	(38,910,263)	(18,189,805)

Cash flows from investing activities:
Purchases of property and equipment	(1,231,618)	(845,337)
Purchases of short-term investments	(31,816,195)	—
Sale of marketable securities	—	12,495,000
(Decrease) increase in other assets	(622,297)	260,766

Net cash (used in) provided by investing activities	(33,670,110)	11,910,429

Cash flows from financing activities:
Net proceeds from issuance of redeemable convertible preferred stock	—	15,965,003
Net proceeds from issuance of common stock	51,340,579	—
Proceeds from stock option and purchase plans	789,520	4,749
Proceeds from exercise of warrants	502,901	—
Cost of initial public offering	—	(1,642,962)
Net borrowings (repayments) on loans and lines of credit	4,679,560	(1,052,316)

Net cash provided by financing activities	57,312,560	13,274,474

Foreign exchange effect on cash and cash equivalents	103,621	(89,326)

(Decrease) increase in cash and cash equivalents	(15,164,192)	6,905,772
Cash and cash equivalents, beginning of period	61,223,377	5,639,499

Cash and cash equivalents, end of period	$46,059,185	$12,545,271

Supplemental Disclosure
Cash paid for interest	$800,965	$205,478

Noncash Investing Activities
Transfers from inventory to field equipment	$12,158,528	$2,725,397

Noncash Financing Activities
Deferred compensation and paid-in capital	$1,948	$79,810

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
     The Company has experienced and continues to experience negative operating margins and cash flow from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash and availability under its equipment line of credit to meet its funding requirements at least through 2007. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its business development activities, which could harm the growth of its business. As of September 30, 2006, the Company had approximately $77.9 million of cash, cash equivalents and short-term investments.
     Basis of Presentation
     The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may ultimately be achieved for the entire year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

    (c) Revenue Recognition
     The Company recognizes revenues from product sales and services when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. During the reported periods, the majority of the Company’s critical care revenues were derived from direct product sales. In the chronic care market, revenues are realized using short-term rental arrangements.
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
     When the Company enters into a multiple-element arrangement, it allocates the total revenue to all elements of the arrangement based on their respective fair values. Fair value is determined by the price charged when each element is sold separately. The Company’s most common multiple-element arrangements are products sold under a disposables-based program in the critical care market as described above. The Company accounts for the disposables-based program as a single economic transaction and has determined that it does not have a basis to separate the transaction into multiple elements to recognize revenue at the time of shipment of each element. Rather, the Company recognizes revenue related to all elements over the term of the arrangement as the disposables are delivered.
     The Company’s contracts provide for training, technical support and warranty services to its customers. The Company recognizes training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
    (d) Foreign Currency Translation and Transactions
     Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions, including intercompany balances not considered permanent investments, denominated in foreign currencies are included in the consolidated statements of operations. The Company’s foreign exchange losses totaled $152,000 and $228,000 for the three and nine months ended September 30, 2006, respectively. A foreign exchange gain of $21,000 was realized for the three months ended September 30, 2005, while a foreign exchange loss of $7,100 was realized for the nine months ended September 30, 2005.

    (e) Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in federal agency securities, certificates of deposit, commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments represent federal agency securities, certificates of deposit and commercial paper with an original maturity date of more than 90 days, but less than 180 days. Short-term investments have been classified as held-to-maturity and carried at amortized cost because the Company has the intent and ability to hold the investments to maturity.
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
     Inventories at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Purchased components	$2,822,431	$2,026,986
Finished units	7,062,717	3,929,350

	$9,885,148	$5,956,336

     Inventory is shown net of a valuation reserve of approximately $399,000 and $646,000 at September 30, 2006 and December 31, 2005, respectively.
    (h) Property and Equipment and Field Equipment
     Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows:

	September 30,	December 31,
	2006	2005
Computer and office equipment	$1,101,947	$829,298
Machinery, equipment and tooling	2,380,814	1,613,359
Furniture	410,026	279,815
Leasehold improvements	1,003,186	930,213
Construction-in-process	279,580	246,639

	5,175,553	3,899,324
Less accumulated depreciation and amortization	(2,355,685)	(1,828,937)

Property and equipment, net	$2,819,868	$2,070,387

     Depreciation expense for property and equipment was $176,259 and $99,211 for the three months ended September 30, 2006 and 2005, respectively, and $492,410 and $291,468 for the nine months ended September 30, 2006 and 2005, respectively.
     Field equipment is carried at cost less accumulated depreciation as follows:

	September 30,	December 31,
	2006	2005
Field equipment	$17,669,928	$5,521,359
Less accumulated depreciation and amortization	(2,384,871)	(677,961)

Field equipment, net	$15,285,057	$4,843,398

     Depreciation expense for field equipment was $795,489 and $162,003 for the three months ended September 30, 2006 and 2005, respectively, and $1,706,910 and $330,070 for the nine months ended September 30, 2006 and 2005, respectively.
     The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Machinery, equipment and tooling	5 years
Furniture	7 years
Field equipment	5 years
    (i) Share-Based Compensation
     Until December 31, 2005, the Company accounted for stock-based employee compensation in accordance with Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations.
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

     As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $668,668 and $1,810,123 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 are $0.02 and $0.08 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
     The Company recognized the impact of its share-based payment plans in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2006 under SFAS 123R. The following table presents the captions in which share-based compensation expense is included in the Company’s condensed consolidated statement of operations, including share-based compensation recorded in accordance with APB No. 25:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$17,472	$44,972
Selling and marketing	140,672	388,976
Research and development	28,856	85,720
Distribution	2,588	7,339
General and administrative	581,627	1,514,474

Total	$771,215	$2,041,481

     The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 was $5.96 and $7.86, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Expected life of the options	4.75 years (1)	4.75 years (1)
Risk-free interest rate	4.63% – 4.88%(2)	4.35% – 4.88%(2)
Expected stock price volatility	85%(3)	85%(3)
Expected dividend yield	—	—

(1)	The expected term was determined using the simplified method for estimating expected option life of “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

(3)	Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the stock volatility of comparable companies in the medical device and technology industries.
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

    (k) Distribution Expenses
     Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $4,705 and $12,052 for the three months ended September 30, 2006 and 2005, respectively, and $25,381 and $31,870 for the nine months ended September 30, 2006 and 2005, respectively.
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
    (n) Net Loss per Share
     Until the closing of the Company’s initial public offering on November 1, 2005, the Company calculated net loss per share in accordance with SFAS No. 128, “Earnings per Share”, and EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share”. EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company had determined that its redeemable preferred stock represented a participating security because it may have participated in dividends with common stock and, therefore, had calculated net loss per share consistent with the provisions of EITF 03-6 for all periods in which its redeemable preferred stock was outstanding. All of the Company’s redeemable preferred stock converted to common stock on November 1, 2005, the date of the Company’s initial public offering.
     Accordingly, subsequent to November 1, 2005, the Company no longer uses the two-class method and calculates net loss per share based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options to purchase common stock	203,037	1,579,460	595,505	805,461
Warrants to purchase common stock	4,633	203,625	—	203,625
Unvested shares of common stock subject to repurchase	—	23	—	172
Redeemable convertible preferred stock	—	12,124,840	—	12,124,840

Total	207,670	13,907,948	595,505	13,134,098

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
     The components of comprehensive income (loss) are presented below for the periods presented in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(9,575,636)	$(6,589,912)	$(29,218,437)	$(17,105,696)
Foreign currency translation gain (loss)	65,247	(10,318)	123,078	(134,402)
Realized gain on marketable securities	—	—	—	(24,000)

Comprehensive loss	$(9,510,389)	$(6,600,230)	$(29,095,359)	$(17,264,098)

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (1) a new definition of fair value, (2) a fair value hierarchy used to classify the source of information used in fair value measurements, (3) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (4) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). The Company is currently evaluating whether SFAS No. 157 will have an impact on its consolidated financial statements.
3. Financing Arrangements
    Debt
     In December 2004, the Company entered into a debt agreement in the principal amount of $5.0 million, which was payable monthly over a three-year term and was secured by all the assets of the Company. Interest accrued at a rate of 7.0% annually and monthly principal and interest payments were made in advance. In addition, a final interest payment of $650,000 was due at maturity in December 2007, or earlier if the loan was prepaid in advance. This additional interest payment was accrued on a monthly basis using the interest method over the 36-month life of the loan and was included in accrued expenses in the accompanying condensed consolidated balance sheets. Concurrent with entering into a new equipment line of credit in May 2006, the Company repaid all outstanding principal and accrued interest under the debt agreement in the aggregate amount of approximately $3.4 million. This extinguishment of debt gave rise to the early recognition of approximately $434,000 of interest expense for the nine months ended September 30, 2006.

     On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% as of September 30, 2006). Under the line of credit agreement, $10.0 million is available through December 31, 2006 and a further $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within net loss parameters. The Company is also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all assets of the Company other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. During the three and nine months ended September 30, 2006, the Company borrowed $5.0 million and $8.4 million, respectively, under the equipment line of credit. As of September 30, 2006, the Company has $1.6 million of borrowing availability under the equipment line of credit through the end of the year.
     Annual maturities of principal under the Company’s debt obligations and reconciliation to amounts included in the condensed consolidated balance sheet as of September 30, 2006 are as follows:

2006	$700,000
2007	2,800,000
2008	2,800,000
2009	1,816,667

Total future principal payments	8,116,667
Less: current portion of long-term debt	(2,800,000)

Long-term debt	$5,316,667

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Critical care market	$1,865,607	$624,938	$5,333,680	$2,095,757
Chronic care market	3,646,167	871,847	8,125,089	1,838,203

Total revenues	$5,511,774	$1,496,785	$13,458,769	$3,933,960

     For the three and nine months ended September 30, 2006, the Company had one customer who individually represented 20% and 18% of revenues, respectively, and 18% of accounts receivable as of September 30, 2006. For the three and nine months ended September 30, 2005, the Company had two customers who represented 21% and 23% of revenues, respectively, and two customers who represented 26% of accounts receivable as of September 30, 2005.

5. Stockholders’ Equity
    Common and Preferred Stock
     On June 14, 2006, the Company completed a follow-on public offering of 6,325,000 shares of its common stock at a price of $8.75 per share and with aggregate net proceeds of approximately $51.3 million. On November 1, 2005, the Company completed its initial public offering of 6,325,000 shares of its common stock at a price of $10.00 per share and with aggregate net proceeds of approximately $56.5 million. In connection with the initial public offering, all shares of all series of the Company’s outstanding preferred stock were automatically converted into an aggregate of 12,124,840 shares of common stock.
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
    Warrants
     At September 30, 2006, warrants to purchase a total of 73,460 shares of common stock were outstanding. These warrants have a weighted average exercise price of $8.17 and expire in December 2011. There were no warrant exercises during the three months ended September 30, 2006. During the nine months ended September 30, 2006, certain warrant holders exercised warrants to purchase 78,522 shares of the Company’s common stock for aggregate proceeds of approximately $503,000.
6. Stock-Based Awards
   Stock Options
     The Company maintains the 1999 Stock Option and Grant Plan (the “1999 Plan”) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (“ISOs”) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. ISOs under the 1999 Plan were granted only to employees, while nonqualified stock options under the 1999 Plan were granted to officers, employees, consultants and advisors of the Company. The Board determined the option exercise price for incentive and nonqualified stock options and grants, and in no event were the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time of grant, or less than 110% of the fair market value of the common stock in the event that the employee owned 10% or more of the Company’s capital stock. All stock options issued under the 1999 Plan expire 10 years from the date of grant and the majority of these grants were exercisable upon the date of grant into restricted common stock, which vests over a period of four years. Prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock, of which 45,755 shares remain outstanding at September 30, 2006. Effective upon the closing of the Company’s initial public offering, no further grants were or will be made under the 1999 Plan.
     In October 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the lesser of (a) 600,000 shares, or (b) 3% of the then outstanding shares of the Company’s common stock, or (c) a number determined by the Board. Unless otherwise specified by the Board or Compensation Committee, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. At September 30, 2006, options for the purchase of 513,216 shares of common stock are available for future grant under the 2005 Plan.
     The following table summarizes activity of the Company’s stock plans since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Outstanding at December 31, 2005	2,683,286	$6.22
Granted	198,300	$11.47
Exercised	(172,603)	$4.06
Forfeited	(37,714)	$10.25

Outstanding at September 30, 2006	2,671,269	$6.79

Vested at September 30, 2006	1,571,952	$5.60

Exercisable at September 30, 2006	1,893,198	$5.65

     The weighted-average fair value of options granted during the three and nine months ended September 30, 2006 was $5.96 and $7.86, respectively. The aggregate intrinsic value at September 30, 2006 was $4.4 million for stock options outstanding, $4.4 million for stock options vested and $5.3 million for stock options exercisable. The intrinsic value for stock options outstanding, vested and exercisable is calculated based on the exercise price of the underlying awards and the market price of our common stock as of September 30, 2006, excluding out-of-the-money awards. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $56,000 and $813,000, respectively.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.34 to $0.55	96,551	2.5 years	$0.36	96,551	$0.36
$1.37	2,924	3.7 years	$1.37	2,924	$1.37
$2.74 to $4.10	821,660	5.3 years	$3.88	821,660	$3.88
$5.47 to $6.84	594,771	8.0 years	$6.04	590,463	$6.04
$7.90 to $9.10	751,114	6.9 years	$8.55	186,899	$8.54
$9.63 to $11.19	107,900	5.1 years	$10.69	84,000	$10.83
$12.28 to $13.65	296,349	5.7 years	$12.67	110,701	$12.59

$0.34 to $13.65	2,671,269	6.3 years	$6.79	1,893,198	$5.65

     The following table summarizes the status of the Company’s nonvested shares since December 31, 2005:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Nonvested at December 31, 2005	1,434,256	$7.89
Granted	198,300	$11.47
Vested	(495,525)	$7.77
Forfeited	(37,714)	$10.25

Nonvested at September 30, 2006	1,099,317	$8.51

     Certain outstanding stock option awards are subject to an early exercise provision. Upon exercise, the award was subject to a repurchase right in favor of the Company. The repurchase right terminated upon the closing of the Company’s initial public offering.
     As of September 30, 2006, approximately $3.7 million of unrecognized stock compensation cost related to nonvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.3 years.
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
     The weighted-average fair value of stock purchase rights granted as part of the Company’s 2005 Purchase Plan during the three and nine months ended September 30, 2006 was $2.20 and $2.30, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Expected life of the purchase rights	6 months	6 months
Risk-free interest rate	5.11%	4.42% – 5.11%
Expected stock price volatility	67.0%	50.9%- 67.0%
Expected dividend yield	—	—
     The Company recognized share-based compensation expense of $16,000 and $40,000 for the three and nine months ended September 30, 2006, respectively, relating to the 2005 Purchase Plan.
     On June 30, 2006, the Company’s first offering under the 2005 Purchase Plan closed, resulting in the purchase of 10,748 shares of common stock on behalf of employee participants. As of September 30, 2006, the maximum number of shares available under the 2005 Purchase Plan is 39,252.
     As of September 30, 2006, the Company has reserved 3,184,485 shares of common stock for issuance upon exercise of stock options, 39,252 shares for issuance under the 2005 Purchase Plan and 73,460 shares for issuance upon exercise of warrants.

7. Related-Party Transactions
     The Company purchases completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, an entity owned by a significant stockholder and member of the Board. The Company purchased approximately $1.5 million and $313,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $2.6 million and $641,000 during the nine months ended September 30, 2006 and 2005, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $522,000 and $81,000 at September 30, 2006 and December 31, 2005, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and nine months ended September 30, 2006 and 2005, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
     From our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs have been our single largest operating expense. However, with the launch of the System One in the home chronic care market, selling and marketing costs became our largest operating expense in 2005 and continued to be our largest operating expense during the three and nine months ended September 30, 2006 as we expanded our United States sales force to increase market share and grow revenues.
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
     We sell our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of patients with ESRD and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The United States Food and Drug Administration, or FDA, has

cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from ESRD or acute kidney failure, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to each market.
     We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One in the chronic care market and commenced full commercial introduction in the chronic care market in September 2004 in the United States. At the time of these early marketing efforts, the System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared the System One in June 2005 for hemodialysis in the home.
     In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market. This accessory to the System One allows for the automated preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. In July 2006, we released the PureFlow SL for commercial use and began shipping the PureFlow SL product. We expect that over time our chronic care home patients will predominantly use our PureFlow SL module at home and will use bagged fluid for travel and use outside of the home. Bagged fluids will continue to be used in the critical care market.
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
     We market the System One through a direct sales force in the United States primarily to dialysis clinics and hospitals, and we expect revenues to continue to increase in the near future. Our revenues were $5.5 million for the three months ended September 30, 2006, a 268% increase from revenues of $1.5 million in the three months ended September 30, 2005 and a 21% increase from revenues of $4.5 million in the second quarter of 2006. Our revenues were $13.5 million for the nine months ended September 30, 2006, a 242% increase from revenues of $3.9 million in the nine months ended September 30, 2005. We have increased the number of sales representatives in our combined sales force from 15 at September 30, 2005 to 24 at September 30, 2006. We expect to add additional sales and marketing personnel as needed in the future. As of September 30, 2006, 900 ESRD patients were using the System One at 157 dialysis clinics, compared to 212 ESRD patients at 53 dialysis clinics as of September 30, 2005, and compared to 292 ESRD patients at 70 dialysis clinics as of December 31, 2005. In addition, at September 30, 2006, 66 hospitals were using the System One for critical care therapy, compared to 42 and 50 hospitals as of September 30, 2005 and December 31, 2005, respectively.

     The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Critical care	$1,865,607	33.8%	$624,938	41.8%	$5,333,680	39.6%	$2,095,757	53.3%
Chronic care	3,646,167	66.2%	871,847	58.2%	8,125,089	60.4%	1,838,203	46.7%

Total	$5,511,774	100.0%	$1,496,785	100.0%	$13,458,769	100.0%	$3,933,960	100.0%

     We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and operations. Our accumulated deficit at September 30, 2006 was $(113.2) million. Our goal is to increase our sales volume and revenues to realize operating economies of scale and reduced product costs, which we believe, when combined with product design improvements, will allow us to reach profitability. We expect our revenues in the chronic care market to increase faster than those in the critical care market and believe they will continue to represent the majority of our revenues.
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
     Our contracts with dialysis centers for ESRD patients include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the monthly rental of System One cyclers and, in some instances, our PureFlow SL module. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing, and from service contracts. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
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
     We are currently operating at negative gross profit as we continue to build a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time for two general reasons. First, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs. For example, during the nine months ended September 30, 2006, we have transitioned our purchases of dialysate to a new lower cost vendor. Second, we have plans to introduce several process and product design changes that have inherently lower cost than our current products. For example, in July 2006 we commercially released our PureFlow SL module, which is expected to reduce our cost of revenues and distribution costs by reducing the volume of dialysate fluid which we currently purchase and ship to customers.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of salary, benefits and stock-based compensation for research and development personnel, supplies, materials and expenses associated with product design and development, clinical studies, regulatory submissions, reporting and compliance and expenses incurred for outside consultants or firms who furnish services related to these activities. We expect limited research and development expense increases in the foreseeable future as we continue to improve and enhance our core products.
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
     Distribution. Distribution expenses include salary, benefits and stock-based compensation for distribution personnel, the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreement with our customers. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and the expected customer adoption of our PureFlow SL module, which significantly reduces the weight and quantity of monthly disposable shipments.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of revenues	120	152	130	155

Gross profit (deficit)	(20)	(52)	(30)	(55)

Operating expenses:
Selling and marketing	66	139	79	127
Research and development	25	110	35	120
Distribution	37	42	36	36
General and administrative	43	87	48	89

Total operating expenses	171	378	198	372

Loss from operations	(191)	(430)	(228)	(427)

Other income (expense):
Interest income	19	8	17	7
Interest expense	(2)	(18)	(6)	(15)

	17	(10)	11	(8)

Net loss	(174)%	(440)%	(217)%	(435)%

Comparison of Three and Nine Months Ended September 30, 2006 to Three and Nine Months Ended September 30, 2005
Revenues
     Our revenues for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Revenues	$5,512	$1,497	$4,015	268%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Revenues	$13,459	$3,934	$9,525	242%

     The increase in revenues for both the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was attributable to increased sales and rentals of the System One in both the critical care and chronic care markets, primarily as a result of increased sales and marketing efforts. Revenues in the chronic care market increased to $3.6 million in the three months ended September 30, 2006 compared to $0.9 million in the three months ended September 30, 2005, an increase of 318%, while revenues in the critical care market increased 199% to $1.9 million in the three months ended September 30, 2006, compared to $0.6 million in the three months ended September 30, 2005. Revenues in the chronic care market increased to $8.1 million during the nine months ended September 30, 2006 compared to $1.8 million during the nine months ended September 30, 2005, an increase of 342%, while revenues in the critical care market increased 154% to $5.3 million during the nine months ended September 30, 2006, compared to $2.1 million during the nine months ended September 30, 2005.

Cost of Revenues and Gross Profit (Deficit)

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Cost of revenues	$6,620	$2,271	$4,349	192%

Gross profit (deficit)	$(1,108)	$(774)	$334	43%

Gross profit (deficit) percentage	(20%)	(52%)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Cost of revenues	$17,481	$6,114	$11,367	186%

Gross profit (deficit)	$(4,022)	$(2,180)	$1,842	84%

Gross profit (deficit) percentage	(30%)	(55%)

     The increase in cost of revenues was attributable primarily to our increased revenues. For the chronic market, we added 237 net patients during the three months ended September 30, 2006 compared to 71 during the three months ended September 30, 2005, which contributed to a $3.1 million increase in cost of revenues. In addition, cost of revenues increased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 because of a larger employee base to manufacture our products which resulted in additional salaries, health benefits and payroll taxes of $0.4 million, and increased inbound freight costs of $0.3 million to support our higher production volume. We added 608 net patients during the nine months ended September 30, 2006 compared to 167 during the nine months ended September 30, 2005, which contributed to a $7.8 million increase in cost of revenues. In addition, cost of revenues increased during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 because of the larger employee base which resulted in additional salaries, health benefits and payroll taxes of $1.1 million, and increased inbound freight costs of $0.8 million to support our higher production volume. We are currently operating at negative gross profit as we continue to build our base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time as increased sales volume and realization of economies of scale should lead to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs, and as we implement product design changes, such as the new PureFlow SL, which reduce the cost of our product offerings. Inventory at September 30, 2006 and December 31, 2005 has been appropriately reduced to net realizable value through charges to cost of revenues.
    Selling and Marketing

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$3,663	$2,085	$1,578	76%

Selling and marketing as a percentage of revenues	66%	139%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$10,614	$4,986	$5,628	113%

Selling and marketing as a percentage of revenues	79%	127%

     The increase in selling and marketing expenses was the result of several factors. For the three months ended September 30, 2006 compared to the same period in 2005, approximately $1.2 million of the increase was due to higher salary and benefits resulting from increased headcount, $141,000 related to stock-based compensation (no comparable charge in 2005) and $190,000 related to a higher level of sales and marketing activity in both the chronic and critical care markets. We increased our combined sales force from 15 sales representatives as of September 30, 2005, to 24 sales representatives as of September 30, 2006. For the nine months ended September 30, 2006 compared to the same period in 2005, approximately $3.7 million of the increase was due to higher salary and benefits resulting from increased headcount, $389,000 related to stock-based compensation (no comparable charge in 2005) and $930,000 related to a higher level of sales and marketing activity in both the chronic and critical care markets. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market and as we add additional sales and marketing personnel.
Research and Development

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Decrease	Decrease
	(In thousands, except percentages)
Research and development	$1,386	$1,649	$(263)	(16)%

Research and development as a percentage of revenues	25%	110%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Research and development	$4,741	$4,705	$36	—%

Research and development as a percentage of revenues	35%	120%

     The decrease in research and development expenses during the three months ended September 30, 2006 compared to the same period in 2005 was attributable to $292,000 in consulting costs relating to the development of the Pure Flow SL module which we incurred in 2005 that did not recur in 2006, offset by increased salary, benefits and payroll taxes of $63,000 as a result of increased headcount and approximately $29,000 of stock-based compensation (no comparable charge in 2005). The increase in research and development expenses during the nine months ended September 30, 2006 compared to the same period in 2005 was attributable to increased salary, benefits and payroll taxes of $356,000 as a result of increased headcount, approximately $86,000 of stock-based compensation (no comparable charge in 2005), offset by a decrease of $344,000 of development costs associated with our PureFlow SL module which we incurred in 2005 that did not recur in 2006. We expect limited research and development expense increases in the foreseeable future as a substantial portion of the development effort on the System One and PureFlow SL has been completed and future expenditures will be limited to enhancements. We expect research and development expenses to continue to decline as a percentage of revenues.
    Distribution

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Distribution	$2,027	$623	$1,404	225%

Distribution as a percentage of revenues	37%	42%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
Distribution	$4,836	$1,409	$3,427	243%

Distribution as a percentage of revenues	36%	36%

     The increase in distribution expenses for the three and nine month periods ended September 30, 2006 compared to the same period in 2005 was due to increased volume of shipments of disposable products to a growing number of patients in the chronic care market. We expect that distribution expenses will increase at a lower rate than revenues during the remainder of 2006 due to expected shipping efficiencies gained from increased business volume and density of customers, the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL module which began in July 2006 and the recent contracting of an outsourced logistics provider located in the central part of the continental United States.
    General and Administrative

	Three Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative	$2,368	$1,298	$1,070	82%

General and administrative as a percentage of revenues	43%	87%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)
General and administrative	$6,491	$3,501	$2,990	85%

General and administrative as a percentage of revenues	48%	89%

     The increase in general and administrative expenses during the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to approximately $582,000 of stock-based compensation recorded in the three months ended September 30, 2006 (no comparable charge in 2005), and approximately $501,000 of legal and administrative expenses incurred as a result of operating as a public company. The increase in general and administrative expenses during the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to approximately $1.5 million of stock-based compensation recorded in the nine months ended September 30, 2006 (no comparable charge in 2005), and approximately $1.2 million of legal and administrative expenses incurred as a result of operating as a public company. We expect that general and administrative expenses will continue to increase in the near term as we add support structure for our growing business and as a result of costs related to operating a public company.
    Interest Income and Interest Expense
     Interest income is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the three and nine months ended September 30, 2006, interest income increased by $1.0 million and $2.0 million, respectively, due to increased cash and investment balances resulting from our initial public offering and follow-on public offering and higher interest rates.
     Interest expense decreased during the three months ended September 30, 2006 compared to the same period in 2005 because of comparatively less debt outstanding during this period due to the early payoff of a debt arrangement that we made in the second quarter of 2006. Interest expense increased during the nine months ended September 30, 2006 compared to the same period in 2005 due to the early payoff of a debt agreement, which resulted in the early recognition of approximately $434,000 of interest expense during the three months ended June 30, 2006. We expect interest expense will continue to increase in the future as a result of $8.4 million of gross borrowings from our equipment line of credit.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2006, our accumulated deficit was $(113.2) million and we had cash, cash equivalents and short-term investments of approximately $77.9 million. On June 14, 2006, we closed a follow-on public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $51.3 million from the sale and issuance of 6,325,000 shares of common stock. On November 1, 2005, we closed our initial public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $56.5 million from the sale and issuance of 6,325,000 shares of common stock. Prior to the initial public offering, we had financed our operations primarily through private sales of redeemable convertible preferred stock resulting in aggregate net proceeds of approximately $91.9 million as of December 31, 2005.

     On May 15, 2006, we entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% as of September 30, 2006). Under the line of credit agreement, $10.0 million is available through December 31, 2006 and a further $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within net loss parameters. We are also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all of our assets other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. As of September 30, 2006, we had outstanding borrowings of $8.4 million under the equipment line of credit. As of September 30, 2006, we had $1.6 million of borrowing availability under the equipment line of credit.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Net cash used in operating activities	$(38,910)	$(18,190)
Net cash used in investing activities	(1,854)	(584)
Net cash provided by financing activities	57,313	13,274
Effect of exchange rate changes on cash	104	(89)

Net cash flow	$16,653	$(5,589)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory to field equipment for the placement of rental units with our customers represented $12.2 million and $2.7 million, respectively, during the nine months ended September 30, 2006 and 2005.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the purchase of $31.8 million of short-term investments during the nine months ended September 30, 2006 and the sale of marketable securities in the amount of $12.5 million during the nine months ended September 30, 2005.
     Net Cash Provided By Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2006 included $51.3 million of net proceeds received from the follow-on public offering that closed in June 2006, $1.3 million of proceeds from the exercise of stock options and warrants and net borrowings of $4.7 million. Net cash provided by financing activities during the nine months ended September 30, 2005 included $16.0 million of net proceeds received from the issuance of redeemable convertible preferred stock, offset by net debt repayments of $1.1 million and $1.6 million for the cost of our initial public offering, which was completed on November 1, 2005.
     We expect to continue to incur net losses for the foreseeable future. We believe we have sufficient cash and availability under our equipment line of credit to meet our funding requirements at least through 2007. We expect to be able to extend the availability of our cash resources through the sale rather than rental of our System One cyclers to chronic customers in the future. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     The following table summarizes our contractual commitments as of September 30, 2006 (unaudited) and the effect those commitments are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Equipment line of credit	$8,117	$2,800	$5,317	$—	$—
Operating leases	3,145	496	1,068	1,109	472
Purchase obligations(1)	33,164	28,620	2,200	2,344	—

Total	$44,426	$31,916	$8,585	$3,453	$472

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at the Company’s option.
Summary of Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
     A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in our 2005 Annual Report on Form 10-K.
    Revenue Recognition
     We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. In the critical care market, sales are structured as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. During the reported periods, the majority of our critical care revenues were derived from direct product sales. In the chronic care market, revenues are realized using short-term rental arrangements.
     In the critical care market, we recognize revenues from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic care market we recognize revenues derived from short-term rental arrangements on a straight-line basis. These rental arrangements, which combine the use of a system with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms.
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

     When we enter into a multiple-element arrangement, we allocate the total revenue to all elements of the arrangement based on their respective fair values. Fair value is determined by the price charged when each element is sold separately. Our most common multiple-element arrangements are products sold under a disposables-based program in the critical care market as described above. We account for the disposables-based program as a single economic transaction and have determined that we do not have a basis to separate the transaction into multiple elements to recognize revenue at the time of shipment of each element. Rather, we recognize revenue related to all elements over the term of the arrangement as the disposables are delivered.
     Our contracts provide for training, technical support and warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
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
    Field Equipment
     We amortize field equipment using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, and the impact of planned design improvements. We believe the five-year useful life is appropriate as of September 30, 2006.
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
     As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 was $668,668 and $1,810,123 higher, respectively, than if we had continued to account for the share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 was $0.02 and $0.08 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Management continues to evaluate the use of stock-based equity awards and may consider other forms of equity-based compensation arrangements (such as restricted stock units), or reduce the volume of stock option award grants in the future.
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
Volatility – the objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. Because we have no options that are traded publicly and because of our limited trading history as a public company, our volatility assumption has been based upon an analysis of the trading of similar companies in the medical device and technology industries, consistent with the methodology used in 2005. We may change our volatility assumption in the future once we have a sufficient amount of historical information regarding the volatility of our share price. For the three and nine months ended September 30, 2006, we have used a volatility rate assumption of 85% for stock option grants. We expect to use a volatility rate assumption of 85% for stock options granted during the remainder of 2006.
     We have also estimated expected forfeitures of stock options upon adoption of SFAS 123R. In developing a forfeiture rate estimate, we have considered our historical experience, our growing employee base and the limited liquidity of our common stock. Actual forfeiture activity may differ from our estimated forfeiture rate.

    Accounting for Income Taxes
     We account for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of September 30, 2006 and December 31, 2005 to reflect these uncertainties.
Related-Party Transactions
     Medisystems Corporation is our primary supplier of completed cartridges, tubing and certain other components used in the System One disposable cartridge. The chief executive officer and significant stockholder of Medisystems is a member of our board of directors and owns approximately 7.2% of our outstanding common stock as of September 30, 2006. We purchased approximately $1.5 million and $313,000 of products from Medisystems during the three months ended September 30, 2006 and 2005, respectively, and approximately $2.6 million and $641,000 during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we have commitments to purchase approximately $1.6 million of products from Medisystems. We do not have a long-term supply agreement with Medisystems, and we purchase products from Medisystems through purchase orders. We are currently negotiating a long-term supply agreement with Medisystems covering components, subassemblies and completed cartridges, although we cannot be certain that we will enter into an agreement with Medisystems. We believe that our purchases from Medisystems have been on terms no less favorable to us than could be obtained from unaffiliated third parties or through internal operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (1) a new definition of fair value, (2) a fair value hierarchy used to classify the source of information used in fair value measurements, (3) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (4) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). We are currently evaluating whether SFAS No. 157 will have an impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2006, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2005.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The Company is required as of December 31, 2006 to be in compliance with Section 404 of the Sarbanes-Oxley Act with respect to the design and operational effectiveness of its internal accounting controls. The Company is in the process of documenting, testing and evaluating its system of internal controls subject to Section 404. Although there can be no assurance that the Company will be in compliance therewith, the Company has no reason to believe that it will not be in compliance.

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
     Although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2003, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 1,300 patients were receiving home-based hemodialysis in 2003. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis. We received our home use clearance for the System One from the FDA in June 2005 and we will need to devote significant resources to developing the market. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.
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
We have limited operating experience, a history of net losses and an accumulated deficit of ($113.2) million at September 30, 2006. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at September 30, 2006, we had an accumulated deficit of approximately $(113.2) million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, in the chronic care market, the cost of manufacturing the System One and related disposables currently exceeds the market price. We cannot provide assurance that we will be able to lower the cost of manufacturing the System One and related disposables below the current chronic care market price, that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing overhead costs, implementing design and process improvements to lower our costs of manufacturing our products and achieving efficient distribution of our products.
     In March 2006 we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market. This accessory to the System One allows for the automated preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. In July 2006, we released the PureFlow SL for commercial use and began shipping the PureFlow SL product. We have implemented a controlled release of the product in the chronic market and have made several improvements to the product based upon early customer feedback. Any delay in the launch of the PureFlow SL module, or any failure to gain rapid market acceptance of the PureFlow SL module, including converting our installed base of patients currently using bagged fluid, could adversely affect our ability to achieve profitability.
We compete against other dialysis equipment manufacturers with much greater financial resources and better established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.
     Our System One competes directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare, Gambro AB, B. Braun and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure.
     To date, only one other company has a hemodialysis product specifically cleared for home use, Aksys, Ltd. Products sold by the other competitors have also been used in the home, in particular Fresenius Systems. Each of these competitors offers products that have been in use for a longer time than our products and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, in the case of Fresenius, own and operate a chain of dialysis clinics. Gambro has a long term supply agreement with DaVita for a significant majority of DaVita’s dialysis product supply needs. Most of these companies manufacture additional complementary products enabling them to offer a bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, is subject to an import hold imposed by the FDA. It is not clear what the market impact will be when the import hold is lifted.
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
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Fresenius controls approximately 33% of the U.S. dialysis clinics and is the largest worldwide manufacturer of dialysis systems. DaVita controls approximately 27% of the U.S. dialysis clinics, and has entered into a preferred supplier agreement with Gambro pursuant to which Gambro will provide a significant majority of DaVita’s dialysis equipment and supplies for a period of at least 10 years. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. We are presently renting the System One to several DaVita dialysis clinics under a two-year contract with DaVita that expires on March 16, 2007. We cannot provide assurance that DaVita will elect to extend this contract or that we will be able to reach mutually agreeable terms on any contract extension. Revenues from DaVita clinics represented 20% and 18% of our revenues during the three and nine months ended September 30, 2006, respectively. We cannot be sure that DaVita will continue to rent the System One from us or that any future decision by DaVita to stop or limit the use of the System One would not adversely affect our business.
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
     We sell the System One for use in the treatment of acute kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size and ease of operation.
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
     We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of September 30, 2006, we had 79 employees in our sales, marketing and distribution organization, including 24 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures as we continue to grow. We cannot provide assurance that we will be able to retain or attract experienced personnel and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.
     In addition to our operations in Lawrence, Massachusetts, we operate a filter manufacturing facility in Rosdorf, Germany and we purchase components and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. These risks include fluctuations in foreign currency exchange rates that may increase the U.S. dollar cost of the disposables we purchase from foreign third-party suppliers, costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations and local regulations that may restrict or impair our ability to conduct our operations.

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
     Our success depends upon the skills, experience and efforts of our senior executives and other key personnel, including our chief executive officer, certain members of our engineering staff, our marketing executives and managers and our clinical educators. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. On May 16, 2006, we announced that David N. Gill, our Chief Financial Officer, planned to resign as an officer and employee of NxStage and we are currently recruiting his replacement. On July 25, 2006, Mr. Gill agreed to continue to serve as Chief Financial Officer on a part-time basis until a replacement is found. We have agreements with all of our executive officers which impose obligations that may prevent a former employee of ours from working for a competitor for a period of time; however, these clauses may not be enforceable, or enforceable only in part, or the company may choose not to seek enforcement. We do not maintain “key man” life insurance on any of our senior executives, other than our chief executive officer.
We obtain some of the components, subassemblies and completed products included in the System One from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenues.
     We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler, although we are considering a plan to develop alternative manufacturing capabilities for this product; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is a primary supplier of lactate-based dialysate and Medisystems Corporation is our primary supplier of our disposable cartridge and several cartridge components. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and significant stockholder of Medisystems, is a member of our board of directors and as of September 30, 2006, held approximately 7.2% of our common stock. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, or an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or cause customers to switch to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need weekly access to the System One and related disposables.
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
     We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Although most of our significant single-source suppliers have long-term supply agreements, we do not have a long-term supply agreement with Medisystems, a related party and the supplier of the disposable cartridges used with the System One, as well as other componentry. We are working to negotiate a long-term supply agreement with Medisystems. If we are unable to agree upon terms satisfactory to us, or if Medisystems fails to continue the supply of cartridges to us, this could have a material adverse effect on our business.
     We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize the System One could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers which would be time consuming and disruptive and could lead to disruptions in product supply which could permanently impair our customer base and reputation.
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
     As of September 30, 2006, we had 52 pending patent applications, including foreign, international and U.S. applications, and 24 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	timing of market acceptance of our products;

•	timing of achieving profitability and positive cash flow from operations, and related financing plans;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	disruptions in product supply for any reason, including product recalls or the failure of third party suppliers to deliver needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.

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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 27,776,378 shares of common stock outstanding as of September 30, 2006. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 277,764 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     Subject to certain conditions, holders of an aggregate of approximately 13,511,174 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can sell those shares in the public market without being subject to the volume limitations described above.
     As of September 30, 2006, 3,223,737 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2006, 2,671,269 shares were subject to outstanding options, of which 1,893,198 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     From the effective date of our Registration Statement on Form S-1, October 27, 2005, through September 30, 2006, we have used approximately $38.4 million of the net proceeds of our initial public offering to finance working capital needs. The net unused offering proceeds have been invested into short-term investment grade securities and money market accounts.

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
David N. Gill
Chief Financial Officer and Senior Vice President (Duly authorized officer and principal financial officer)
November 1, 2006