Form 10-K
period 2006-12-31
NxStage Medical, Inc.
filed 2007-03-16
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check One):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $138.6 million, as of June 30, 2006, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2006.

There were 29,913,526 shares of the registrant’s common stock issued and outstanding as of the close of business on March 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on May 30, 2007 are hereby incorporated by reference in response to Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

NXSTAGE MEDICAL, INC.

2006 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products, the growth of the chronic and critical care dialysis markets in general and the home hemodialysis market in particular, the development and commercialization of our products, the adequacy of our funding and our ability to obtain additional funding, the timing of when we might achieve profitable operations, the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, and the impact of recent and possible future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report.

You should read these forward-looking statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. You should be aware that the occurrence of any of the events described under “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

Overview

We are a medical device company that develops, manufactures and markets innovative systems for the treatment of end-stage renal disease, or ESRD, and acute kidney failure. Our primary product, the NxStage System Onetm, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. Given its design, the System One is particularly well-suited for home hemodialysis and more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is specifically cleared by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as hospital and clinic-based dialysis. We believe the largest market opportunity for our product is the home hemodialysis market for the treatment of ESRD.

ESRD, which affects approximately 472,000 people in the United States, is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream and, unless the patient receives a kidney transplant, is required for the remainder of the patient’s life. Over 70% of ESRD patients in the United States rely on life-sustaining dialysis treatment. Hemodialysis, the most widely prescribed type of dialysis, typically consists of treatments in a dialysis clinic three times per week, with each session lasting three to five hours. Approximately 8% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home, most of whom treat themselves with peritoneal dialysis, or PD, although surveys of physicians and healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. We believe there is an unmet need for a hemodialysis system that allows more frequent and easily administered therapy at home and have designed our system to address this and other kidney replacement markets.

Measuring 15x15x18 inches, the System One is the smallest, commercially available hemodialysis system. It consists of a compact, portable and easy-to-use cycler, disposable drop-in cartridge and high purity premixed fluid. The System One has a self-contained design and simple user interface making it easy to operate by a trained patient and his or her trained partner in any setting prescribed by the patient’s physician. Unlike traditional dialysis systems, our System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Patients can bring the System One home, plug it in to a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems. Given its compact size and lack of infrastructure requirements, the System One is portable, allowing patients freedom to travel. We believe these features provide patients and their physicians new treatment options for ESRD.

We market the System One to dialysis clinics for chronic hemodialysis treatment, providing clinics with improved access to a developing market, the home hemodialysis market, and the ability to expand their patient base by adding home-based patients without adding clinic infrastructure. The clinics in turn provide the System One to ESRD patients. For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment. Typically, our customers have rented the System One equipment on a month to month basis, although early in 2007, two of our dialysis chain customers have elected to purchase rather than rent System One equipment. Clinics receive reimbursement from Medicare, private insurance and patients for dialysis treatments. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. As of December 31, 2006, 1,022 ESRD patients were using the System One at 174 different dialysis clinics. Substantially all of these patients are treated at home or are in training to treat themselves at home; the remaining patients are doing therapy in a clinic.

We are not responsible for, and do not provide, patient training. Training is provided by the patient’s dialysis clinic and takes place at the clinic primarily during the patient’s prescribed, often daily, two to three hour treatment sessions. Patient training, which typically takes two to three weeks, includes basic instruction on ESRD, operation of the System One and insertion by the patient or their partner of needles into the patient’s vascular access site. Clinics provide testing to patients and their partners at the conclusion of training to verify skills and an understanding of System One operation. Training sessions are reimbursed by Medicare, and there may be a co-payment requirement to the patient associated with this training.

Medicare reimburses the same amount per treatment for home and in-center hemodialysis treatments, up to three treatments per week. Payment for more than three treatments per week is available with appropriate medical justification. The adoption of our System One for more frequent therapy for ESRD could be slowed if Medicare is reluctant or refuses to pay for these additional treatments.

We also market the System One in the critical care market to hospitals for treatment of acute kidney failure and fluid overload. It is estimated that there are over 200,000 cases of acute kidney failure in the United States each year. The System One provides an effective, simple-to-operate alternative to dialysis systems currently used in the hospital to treat these acute conditions. We commenced marketing the System One to the critical care market in February 2003. As of December 31, 2006, 77 hospitals were using the System One to deliver acute kidney failure and fluid overload therapy.

We were incorporated in Delaware in 1998 under the name QB Medical, Inc., and later changed our name to NxStage Medical, Inc. Our principal executive offices are located at 439 South Union Street, Fifth Floor, Lawrence, Massachusetts 01843.

Recent Developments

In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate.

We closed a follow-on public offering of our common stock on June 14, 2006, which resulted in the issuance of 6,325,000 shares of common stock at $8.75 per share. We received net proceeds from the offering of approximately $51.3 million.

At December 31, 2006, 1,022 ESRD patients were using the System One at 174 dialysis clinics, compared to 292 ESRD patients at 70 dialysis clinics at December 31, 2005. In addition, at December 31, 2006, 77 hospitals were using the System One for critical care therapy, compared to 50 hospitals at December 31, 2005.

Medisystems.  In January 2007, we entered into a seven-year agreement with Medisystems Corporation pursuant to which Medisystems will supply to us no less than 90% of our North American requirements for disposable cartridges for use with the System One. The agreement may be terminated upon a material breach, generally following a 120-day cure period. Medisystems is a related party to NxStage. David Utterberg, the president and sole stockholder of Medisystems, is a director and significant stockholder of the Company.

Membrana.  In January 2007, we entered into a long-term supply agreement with Membrana GmbH pursuant to which Membrana has agreed to supply, on an exclusive basis, capillary membranes for use in the filters used with the System One for ten years. In exchange for Membrana’s agreement to pricing reductions based on volumes ordered, we have agreed to purchase a base amount of membranes per year. The agreement may be terminated upon a material breach, generally following a 60-day cure period.

DaVita.  On February 7, 2007, we entered into a National Service Provider Agreement with DaVita, Inc., or DaVita, our largest customer. Pursuant to the terms of the agreement, we granted to DaVita certain market rights for the NxStage System One and related supplies for home hemodialysis therapy. We granted DaVita exclusive rights in a small percentage of geographies, which geographies collectively represent less than ten percent (10%) of the U.S. ESRD patient population, and limited exclusivity in the majority of all other

U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the agreement, we can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. Under the agreement, DaVita commits to purchase all of its existing System One equipment currently being rented from NxStage (for a purchase price of approximately $5 million) and to buy a significant percentage of its future System One equipment needs.

The agreement has an initial term of three years, terminating on December 31, 2009, and DaVita has the option of renewing the Agreement for four additional periods of six months if DaVita meets certain patient volume targets.

In connection with the National Service Provider Agreement, on February 7, 2007, we issued and sold to DaVita 2,000,000 shares of common stock, $.001 par value per share, of NxStage, at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million.

Our Products and Services

The System One

Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system, which incorporates multiple design technologies and design features.

The System One includes the following components:

•	The NxStage Cycler. A compact portable electromechanical device containing pumps, control mechanisms, safety sensors and remote data capture functionality.

•	The NxStage Cartridge. A single-use, disposable, integrated treatment cartridge that loads simply and easily into the cycler. The cartridge incorporates a proprietary volumetric fluid management system and includes a pre-attached dialyzer.

•	Premixed Dialysate. The System One uses high-purity premixed dialysate for hemodialysis applications. The volume of fluids used varies with treatment options and prescription, but typical weekly volumes are similar to the amount of dialysate used by a patient on PD. We supply our premixed dialysate in sterile five liter bags or through the use of our PureFlow SL accessory, which received FDA clearance in March 2006 and was made available to our customers beginning in July 2006. The PureFlow SL module allows for the preparation of dialysate fluid in the patient’s home using ordinary tap water and dialysate concentrate thereby eliminating the need for bagged fluids.

For the ESRD market, the System One is designed to make home treatment and more frequent treatment easier and more practical. Although most are not performed using our product, clinical studies suggest that therapy administered five to six times per week, commonly referred to as daily therapy, better mimics the natural functioning of the human kidney and can lead to improved clinical outcomes, including reduction in hypertension, improved anemia status, reduced reliance on pharmaceuticals, improved nutritional status, reduced hospitalizations and overall improvement in quality of life. Other published literature also supports the clinical and quality of life benefits associated with home dialysis therapy.

For the critical care market, our System One is designed to offer clinicians an alternative that simplifies the delivery of acute kidney replacement therapy and makes longer or continuous critical care therapies easier to deliver. The ability of our system to perform hemofiltration and/or isolated ultrafiltration, for which the System One is also FDA cleared, is advantageous, as many clinicians choose to prescribe this therapy for patients with acute kidney failure.

Competition

Chronic Care

The dialysis therapy market is mature, consolidated and competitive. We compete with suppliers of hemodialysis and peritoneal dialysis devices and certain dialysis device manufacturers that also provide dialysis services. We currently face direct competition in the United States primarily from Fresenius Medical Care AG, Baxter Healthcare, Gambro AB, B. Braun and others. Fresenius, Baxter and Gambro each have large and well-established dialysis products businesses.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility.

We believe that we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids. We believe we also compete favorably on the basis of clinical flexibility, given the System One’s ability to work well in acute and chronic settings and to perform hemofiltration, hemodialysis and ultrafiltration. We believe we compete favorably in terms of cost-effectiveness to clinics. Although our product is priced at a premium compared to some competitive products in the market, we allow clinics to reduce labor costs by offering their patients a home treatment alternative. We compete unfavorably in terms of sales force coverage and branding because we have only recently commenced commercial sales of our System One in the chronic care market and have a smaller sales force than most of our competitors.

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

Critical Care

We believe that competition in the critical care market will be affected by system functionality, ease-of-use, reliability, portability and infrastructure requirements. In the fluid overload market, we believe competition will be further affected by physicians’ willingness to adopt ultrafiltration as a viable treatment alternative to pharmaceutical therapy. In the critical care market, we face direct competition from Gambro, Baxter, B. Braun and Fresenius.

In the fluid overload market, drug therapy is currently the most common and preferred treatment. To date, ultrafiltration has not been broadly adopted and, if the medical community does not accept ultrafiltration as clinically useful, cost-effective and safe, we will not be able to successfully compete against existing pharmaceutical therapies. Our ability to successfully market the System One for the treatment of fluid overload associated with multiple diseases, including congestive heart failure, or CHF, could also be adversely affected by pharmacological and technological advances in preventing or treating fluid overload.

Sales and Marketing

We sell our products in two markets: the chronic care market and the critical care market. We have separate marketing and sales efforts dedicated to each market. In 2006, sales to DaVita, Inc. represented 19.4% of our total revenues, and DaVita is expected to remain a significant customer of ours in 2007. No other single customer represented 10% or more of our revenues in 2006. In 2005, sales to Clarian Health Partners represented 10.0% of our total revenues, sales to Renal Care Group represented 12.4% of our total revenues and sales to Wellbound, Inc. represented 10.5% of our total revenues. No other single customer represented 10% or more of our revenues in 2005.

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

Currently, there are approximately 4,500 Medicare-certified dialysis outpatient facilities in the United States. Ownership of these clinics is highly consolidated with DaVita controlling approximately 27% and Fresenius controlling approximately 33% after giving effect to Fresenius’ acquisition of Renal Care Group. Smaller chains and independent clinics and hospitals represent the approximately 40% of remaining clinics. Our customers include independent clinics as well as large and smaller chains.

In February 2007, we entered into an agreement with DaVita that grants DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under this agreement, we granted DaVita exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. We will continue to sell to other clinics in the majority of geographies. The agreement limits, but does not prohibit, the sale by NxStage of the System One for chronic home hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products. NxStage is, therefore, limited to some extent in its ability to sell the System One for chronic home hemodialysis therapy to Fresenius.

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

We began marketing the System One to perform hemodialysis for ESRD patients in September 2004. As of December 31, 2006, there were 1,022 patients with chronic ESRD using the System One.

Critical Care

In the critical care market, because both acute kidney failure and fluid overload are typically treated in hospital intensive care units, our customers are hospitals. We are specifically focusing our sales efforts in the critical care market on those large institutions that we believe are most dedicated to increased and improved dialysis therapy for patients with acute kidney failure and believe in ultrafiltration as an earlier-stage treatment option for fluid overload associated with multiple diseases, including CHF.

We have a critical care direct sales force that calls on hospitals. In addition to specialized sales representatives, we also employ nurses in our critical care sales force to serve as clinical educators to support our sales efforts.

The System One for the critical care market has a list price of $28,000; this price does not include the related disposables required for each treatment. After selling or placing a System One in a hospital, our sales representatives and clinical educators train the hospital’s intensive care unit, or ICU, and acute dialysis nurses on the proper use of the system using proprietary training materials. We then rely on the trained nurses to train other nurses. By adopting this “train the trainer” approach, our sales representatives and nurses do not need to return to the hospital each time a new nurse needs to be trained.

We began promoting our System One product for use in the critical care market in February 2003. As of December 31, 2006, we had 77 hospitals as critical care customers.

Customer Support Services

We primarily use a depot service model for equipment servicing and repair for the chronic care market. If a device malfunctions and requires repair, we arrange for a replacement device to be shipped to the site of care, whether it is a patient’s home, clinic or hospital, and for pick up and return to us of the system requiring service. This shipment is done by common carrier, and, as there are no special installation requirements, the patient, clinic or hospital can quickly and easily set up the new machine. In addition, we ship monthly supplies via common carrier and courier services directly to chronic care patients, dialysis clinics and hospitals.

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

Clinical Experience and Results

Over 100 published articles have reported on the benefits of daily dialysis therapy. Although most of these publications were based on studies that did not use our product, the literature strongly supports that daily hemodialysis therapy can lead to improved clinical outcomes, including reduction in hypertension, improved anemia status, reduced reliance on pharmaceuticals, improved nutritional status, reduced hospitalizations and overall improvement in quality of life.

We announced the first enrollment of a patient in our post-market FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study in 2005 designed to quantify the clinical benefits and cost savings of daily home therapy administered to Medicare patients with the NxStage System One versus conventional thrice-weekly dialysis. The FREEDOM study is a prospective, multi-center, observational study, which will enroll up to 500 Medicare patients in up to 70 clinical centers over what is expected to be a two-year period. It will compare Medicare patients using the NxStage System One with a matched cohort of patients from the United States Renal Data System, or USRDS, patient database treated with traditional in-center thrice weekly dialysis, to help define differences in the cost of care and patient outcomes between the daily home setting and the dialysis clinic setting. Comparing the study group of patients using the NxStage System One to a USRDS database group matched in terms of demographics, co-morbidities, geography, number of years on dialysis and other key factors, should allow a valuable comparison to be made without the time and cost challenges of a crossover study, in which patients would be followed for a given time on each type of therapy.

Our goal is to provide further insights into more frequent dialysis and its cost-effectiveness as well as to confirm the significant reported potential benefits of daily therapy on patient quality of life and rehabilitation. Published U.S. government data estimates the total health care cost burden of a Medicare dialysis patient at approximately $65,000 annually, with dialysis services representing approximately 25% of this cost, while the cost of hospitalizations, drugs and physician fees make up more than 50%. Studies indicate daily therapy may materially reduce overall Medicare costs for the care of chronic dialysis patients, particularly through reduced hospitalization and drug costs.

In addition to the FREEDOM study, we conducted two significant clinical trials with the System One for ESRD therapy, a post-market study of chronic daily hemofiltration and a study under an FDA-approved investigational device exemption, or IDE. We also completed a study of ultrafiltration with the System One for fluid overload associated with CHF.

In the IDE study, we compared center-based and home-based daily dialysis with the System One. That study was a prospective, multi-center, two-treatment, two-period, open-label, cross-over study. The first phase of the study consisted of 48 treatments, six per week, in an eight-week period performed in-center, while the second phase consisted of the same number of treatments performed in an in-home setting. Between the two phases, there was a two-week transition period conducted primarily in the patient’s home. Prior to study initiation, enrolled patients were to have been on at least two weeks of daily hemodialysis with the System One in an in-center environment. The objective of the study was to evaluate equivalence on a per-treatment basis between the delivery of hemodialysis with our system in-center and at home. The result of the investigation showed that hemodialysis in each setting was equivalent.

Research and Development

Our research and development organization has focused on developing innovative technical approaches that address the limitations of current dialysis systems. Our development team has skills across the range of technologies required to develop and maintain dialysis systems. These areas include filters, tubing sets, mechanical systems, fluids, software and electronics. In response to physician and patient feedback and our own assessments, we are continually working on enhancements to our product designs to improve ease-of-use, functionality, reliability and safety. We also seek to develop new products that supplement positively our existing product offerings and intend to continue to actively pursue opportunities for the research and development of complementary products.

For the years ended December 31, 2006, 2005 and 2004, we incurred research and development expenses of $6.4 million, $6.3 million and $6.0 million, respectively.

Intellectual Property

We seek to protect our investment in the research, development, manufacturing and marketing of our products through the use of patent, trademark, copyright and trade secret law. We own or have rights to a number of patents, trademark, copyrights, trade secrets and other intellectual property directly related and important to our business.

As of December 31, 2006, we had 25 issued U.S. and international patents and 49 U.S., international and foreign pending patent applications.

Patent No.	Regime	Filed	Expiration Date	Description

6,254,567	U.S.	2/23/2000	2/26/2019	Addresses fluids requirement by regenerating dialysate
6,554,789	U.S.	2/25/2000	2/14/2017	Panels defined by seals and overlying panels
6,572,576	U.S.	7/7/2001	7/2/2021	Leak detection by flow reversal
6,572,641	U.S.	4/9/2001	4/9/2021	Fluid warmer that removes air
6,579,253	U.S.	2/25/2000	2/14/2017	Balancing chambers are defined by panels of the circuit
6,582,385	U.S.	2/19/1998	2/19/2018	Addresses fluids requirement by purifying waste
6,589,482	U.S.	2/25/2000	2/14/2017	Panels form a combination to mutually displace waste and replacement fluid
6,595,943	U.S.	2/25/2000	2/14/2017	Blood pressure control in filter to optimize throughput
6,638,477	U.S.	2/25/2000	2/14/2017	Divert part of waste stream to control ultrafiltration or rinse
6,638,478	U.S.	2/25/2000	2/14/2017	Mechanically coupled flow assemblies that balance flow of incoming and outgoing fluid streams, respectively
6,649,063	U.S.	7/12/2001	10/7/2021	Using the filter to generate sterile replacement fluid
6,673,314	U.S.	2/25/2000	2/14/2017	Supply notification including third-party notification by network
6,702,561	U.S.	7/12/2001	9/8/2021	Potting distribution channel molded into filter housing
6,743,193	U.S.	7/17/2001	7/17/2021	Hermetic valve design
6,830,553	U.S.	2/25/2000	2/14/2017	Sterile filter in replacement fluid line
6,852,090	U.S.	5/24/2001	12/10/2017	Balancing chambers are defined by circuit portions defined in cooperation with the base
6,872,346	U.S.	3/20/2003	5/14/2023	Manufacturing method for filters using radiant heat to seal filter fibers
6,955,655	U.S.	6/27/2001	10/7/2017	Frequent treatment with simple setup
6,979,309	U.S.	1/7/2002	6/19/2017	New frequent hemofiltration
7,004,924	U.S.	10/19/1998	2/11/2018	Methods, systems, and kits for the extracorporeal processing of blood
7,040,142	U.S.	1/4/2002	2/9/2022	Method and apparatus for leak detection in blood circuits combining external fluid detection and air infiltration detection
7,087,033	U.S.	7/8/2002	8/22/2021	Method and apparatus for leak detection in a fluid line
7,112,273	U.S.	9/26/2003	10/4/2023	Volumetric fluid balance control for extracorporeal blood treatment
7,147,613	U.S.	3/8/2004	8/29/2020	Measurement of fluid pressure in a blood treatment device
EP969887	EP (UK)	2/5/1998	2/14/2017	Frequent treatment with simple setup

Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of the patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.

In addition to our patents and pending patent applications in the United States and selected non-U.S. markets, we possess trade secrets and proprietary know-how relating to our products. Any of our trade secrets, know-how or other technology not protected by a patent could be misappropriated, or independently developed by, a competitor and could, if independently invented and patented by a competitor, under some circumstances, be used to prevent us from further use of such secrets.

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

Manufacturing

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we assemble, package and label our PureFlow SL disposables within our 45,000 square foot facility in Lawrence, Massachusetts and 24,000 square foot facility in North Andover, Massachusetts. We also manufacture our dialyzers internally, within our 5,000 square foot facility in Rosdorf, Germany. We outsource the manufacture of our disposable cartridges, premixed dialysate and the System One cycler.

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

We have certain agreements that grant certain suppliers exclusive or semi-exclusive supply rights. In January 2007, we entered into a long-term supply agreement with Membrana GmbH pursuant to which Membrana has agreed to supply, on an exclusive basis, capillary membranes for use in the filters used with the System One for ten years. In exchange for Membrana’s agreement to pricing reductions based on volumes ordered, we have agreed to purchase a base amount of membranes per year. The agreement may be terminated upon a material breach, generally following a sixty day cure period.

In January 2007 we also entered into a seven-year agreement with Medisystems Corporation pursuant to which Medisystems will supply to us no less than 90% of our North American requirements for disposable cartridges for use with the System One. The agreement may be terminated upon a material breach, generally following a 120 day cure period. Medisystems is a related party to NxStage. David Utterberg, the president and sole stockholder of Medisystems, is a director and significant stockholder of NxStage. In accordance with our Audit Committee Charter, the Medisystems supply agreement was approved by our audit committee as well as our board of directors.

KMC Systems, Inc. manufactures the System One cycler for us pursuant to an agreement that obligates KMC to continue to provide product to us at least through mid-2008. This agreement also allows us the option to manufacture for ourself an increasing portion of cyclers as we deem appropriate over the remaining term. The contract may be terminated upon a material breach, generally following a 30-day cure period.

We purchase bicarbonate-based premixed dialysate from B. Braun and our lactate-based premixed dialysate from Laboratorios PISA. We have a long-term supply agreement with B. Braun that obligates B. Braun to supply the dialysate to us through 2009 in exchange for modest minimum purchase requirements of approximately $100,000 per year. The contract may be terminated upon a material breach, generally following a 30-day cure period. We have entered into a supply agreement with PISA that obligates PISA to supply dialysate to us through 2008 in exchange for annual purchase commitments of approximately $1.0 million. The contract may be terminated upon a material breach, generally following a 30-day cure period.

We are currently purchasing our PureFlow SL module and chassis from Enercon. We are operating under a short-term supply agreement with Enercon that obligates Enercon to supply this equipment to us through July 2007. There are no minimums or exclusivity clauses associated with this agreement, and the agreement renews on a year to year basis, unless prior written notice is given by either party. The contract may be terminated upon a material breach, generally following a 30-day cure period.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls, which include compliance with facility registration and product listing requirements, reporting of adverse events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices are also subject to these same general controls, as well as any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidelines. Pre-market review and clearance by the FDA for Class II devices is accomplished through the 510(k) pre-market notification procedure, unless the device is exempt. When 510(k) clearance is required, a manufacturer must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 and for which the FDA has not yet required premarket approval; a device which has been reclassified from Class III to Class II or I; or a novel device classified into Class I or II through de novo classification. If the FDA agrees that the device is substantially equivalent to the predicate, it will subject the device to the same classification and degree of regulation as the predicate device, thus effectively granting clearance to market it. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or possibly a pre-market approval. Class III devices are devices for which insufficient information exists that general or special controls will provide reasonable assurance of safety and effectiveness, and the devices are life-sustaining, life-supporting, or implantable, or of substantial importance in preventing the impairment of human health, or present a potential, unreasonable risk of illness or injury. Class III devices requiring an approved pre-market approval application to be marketed are devices that were regulated as new drugs prior to May 28, 1976, devices not found substantially equivalent to devices marketed prior to May 28, 1976 and Class III pre-amendment devices, which are devices introduced in the U.S. market prior to May 28, 1976, that by regulation require pre-market approval.

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

FDA Clearance Procedures

510(k) Clearance Pathway.  When we are required to obtain a 510(k) clearance for a device, which we wish to market, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to a device that was legally marketed prior to May 28, 1976 and for which the FDA has not yet required premarket approval; a device which has been reclassified from Class III to Class II or I; or a novel device classified into Class I or II through de novo classification. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification (or in some instances 30 days under what is referred to as “special” 510(k) submission), but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer, including up to one year or more.

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

Clinical Trials.  A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for devices that involve significant risk, referred to as significant risk devices, require submission of an application for an investigational device exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the institutional review board, or IRB, overseeing the clinical trial. If FDA fails to respond to an IDE application within 30 days of receipt, the application is deemed approved, but IRB approval would still be required before a study could begin. Products that are not significant risk devices are deemed to be “non-significant risk devices” under FDA regulations, and are subject to abbreviated IDE requirements, including informed consent, IRB approval of the proposed clinical trial, and submitting certain reports to the IRB. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at each clinical study site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include, among others:

•	Quality System Regulations, which require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved, or off-label, uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	recalls and notices of correction or removal.

MDR Regulations.  The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. At December 31, 2006, we had submitted 266 MDRs. Most of these have been submitted to comply with FDA’s blood loss policy for routine dialysis treatments. This policy requires manufacturers to file MDR reports related to routine dialysis treatments if the patient experiences blood loss greater than 20cc.

FDA Inspections.  We have registered with the FDA as a medical device manufacturer. The FDA seeks to ensure compliance with regulatory requirements through periodic, unannounced facility inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following:

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

The FDA has inspected our facility and quality systems three times. In our first inspection, one observation was made, but was rectified during the inspection, requiring no further response from us. Our last two inspections, including our most recent inspection in March 2006, resulted in no observations. We cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facility.

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

The System One cycler and related cartridges are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the European Union, or EU, under the Medical Device Directive. We have received four product licenses from Canada although these licenses are not up to date to reflect the product that is currently being marketed in the United States. Although we have obtained CE marking approval in the EU for our System One, this CE marking is not up to date. Before we would be able to market our current products in the EU, we would be required to submit additional regulatory documentation. We are not currently marketing any products in Canada or in the European Union.

Fraud and Abuse Laws

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below.

The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Law, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis.

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

Privacy and Security

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, a business associate may face significant contractual liability pursuant to such an agreement if the business associates breaches the agreement or causes the covered entity to fail to comply with HIPAA. In the course of our business operations, we have entered into several business associate agreements with certain of our customers that are also covered entities. Pursuant to the terms of these business associate agreements, we have agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent prohibited disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. Accordingly, we incur compliance related costs in meeting HIPAA-related obligations under business associate agreements to which we are a party. Moreover, if we fail to meet our contractual obligations under such agreements, we may incur significant liability.

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

Reimbursement

Chronic Care

Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We rent or sell our System One to dialysis clinics; these clinics are, in turn, reimbursed by Medicare, Medicaid and private insurers. According to the 2005 USRDS report, Medicare is the primary payor for approximately 81% of patients using hemodialysis and PD. It is believed that 15% of patients are covered by commercial insurance, with the remaining 4% of patients classified by the USRDS as “other” or “unknown”. Certain centers have reported that the NxStage daily home dialysis therapy attracts a higher percentage of commercial insurance patients than other forms of dialysis.

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

For ESRD patients under age 65 who have any employer group health insurance coverage, regardless of the size of the employer or the individual’s employment status, Medicare coverage is generally secondary to the employer coverage during the 30-month period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During the period, the patient’s existing insurer is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider’s usual and customary rate. As the secondary payor during this period, Medicare will make payments up to the applicable composite rate for dialysis services reimbursed based on the composite rate to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

Medicare generally is the primary payor for ESRD patients after the 30-month period. Under current rules, Medicare is also the primary payor for ESRD patients during the 30-month period under certain circumstances. Medicare remains the primary payor when an individual becomes eligible for Medicare on the basis of ESRD if, (1) the individual was already age 65 or over or was eligible for Medicare based on disability and (2) the individual’s private insurance coverage is not by reason of current employment or, if it is, the employer has fewer than 20 employees in the case of eligibility by reason of age, or fewer than 100 employees in the case of eligibility by reason of disability. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both ESRD and age, or disability, have been the subject of frequent legislative and regulatory changes in recent years and there can be no assurance that these rules will not be unfavorably changed in the future.

When Medicare is the primary payor for services furnished by dialysis clinics, it reimburses dialysis clinics for 80% of the composite rate, leaving the secondary insurance or the patient responsible for the remaining 20%. The Medicare composite rate is set by Congress and is intended to cover virtually all costs associated with each dialysis treatment, excluding physician services and certain separately billable drugs and laboratory services. There is some regional variation in the composite rate, but, the national average for the last three quarters of 2007 is currently approximately $152 per treatment for independent clinics and $157 per treatment for hospital-based dialysis facilities. This is an increase from approximately $149 per treatment for independent clinics and $154 per treatment for hospital-based dialysis facilities in 2006, due to two recent changes in Medicare reimbursement. As a result of legislation enacted in 2003 and first implemented in 2005, the Centers for Medicare and Medicaid Services, or CMS, shifted a portion of Medicare reimbursement dollars for dialysis from separately billable drugs to the composite rate for dialysis services. This drug add-on to the composite rate is subject to an increase based on the estimated rate of growth of drugs and biologicals. For 2007, an additional 0.5% has been shifted from separately billable drugs to the composite rate. In addition, Congress recently passed an additional 1.6% increase to the composite rate for treatments received on or after April, 2007. Depending upon patient case mix, reimbursement may be further improved, based on the case-mix adjustment to the composite rate implemented as a result of the 2003 legislation. Under the case-mix adjustment, Medicare now pays more for larger patients and those under the age of 65. This may be beneficial to our customers, as to date our patient population has tended to be younger and larger than the ESRD national average.

CMS rules limit the number of hemodialysis treatments paid for by Medicare to three per week, unless there is medical justification for the additional treatments. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis. A clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.

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

Private Insurers.  Some ESRD patients have private insurance that covers dialysis services. Healthcare providers receive reimbursement for ESRD treatments from the patient or private insurance during a waiting period of up to three months before the patient becomes eligible for Medicare. In addition, if the private payor is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits. It is generally believed that private insurance pays significantly more for dialysis services than Medicare and these patients with private insurance are generally viewed as more profitable to dialysis service providers.

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

Employees

As of December 31, 2006, we had 208 full-time employees, 3 part-time employees and 52 seasonal or temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations.

Where To Find More Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.nxstage.com) under the “Investor Information” caption free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the rules of the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. You may read and copy materials that we have filed with the SEC at the SEC’s public reference room located at 100 F. Street, N.E., Room 1580, Washington, D.C. In addition, our SEC filings are available to the public on the SEC’s website (www.sec.gov).

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

Although home hemodialysis treatment options are available, adoption has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2004, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting; USRDS data indicates approximately 2,000 patients were receiving home-based hemodialysis in 2004. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, and we do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis. We received our home use clearance for the System One from the FDA in June

2005 and we will need to devote significant resources to developing the market. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.

We will require significant capital to build our business, and financing may not be available to us on reasonable terms, if at all.

We believe that the chronic care market is the largest market opportunity for our System One hemodialysis system. Historically, we have typically billed the dialysis clinic for the rental of the equipment and the sale of the related disposable cartridges and treatment fluids. In our recent DaVita agreement, DaVita agreed to purchase all of its System One equipment then being rented from us and to buy a significant percentage of its future System One equipment needs. It is not clear what percentage of our future chronic customers will purchase rather than rent System One equipment. However, it is possible that a significant percentage of our chronic customers will continue to rent rather than purchase System One equipment and that, as a result, we will generate a significant percentage of our revenues and cash flow from the use of the System One over time rather than upfront from the sale of the System One equipment. In this event, we will need significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics.

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

We have limited operating experience, a history of net losses and an accumulated deficit of $(123.6) million at December 31, 2006. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred losses every quarter, and at December 31, 2006, we had an accumulated deficit of approximately $(123.6) million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, in the chronic care market, the cost of manufacturing the System One and related disposables currently exceeds the market price. We cannot provide assurance that we will be able to lower the cost of manufacturing the System One and related disposables below the current chronic care market price, that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing overhead costs, implementing design and process improvements to lower our costs of manufacturing our products and improve reliability and achieving efficient distribution of our products.

In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. Since its launch, PureFlow SL penetration has reached approximately 40% of all of our chronic patients. The product is still early in its commercial launch and we continue to work to improve product reliability and user experience, based upon customer feedback. Any failure to further improve reliability and user experience, and thereby gain rapid market acceptance of the PureFlow SL module, including converting our installed base of patients currently using bagged fluid, could adversely affect our ability to achieve profitability.

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

To date, only one company has had a hemodialysis product specifically cleared for home use, Aksys Ltd., which recently announced the withdrawal of its product from the market. Products sold by our other competitors have also been used in the home, in particular Fresenius systems. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. Most of these companies manufacture additional complementary products enabling them to offer a bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, is subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. It is not clear what the chronic and acute market impact will be when the import hold is lifted. We believe the overall impact of the import hold has been positive to us, however, we are not sure of the magnitude of the impact this import hold has had on revenues.

The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better safety, convenience or effectiveness or are offered at lower prices than our System One. Our ability to successfully market the System One could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of the System One.

Our success will depend on our ability to achieve market acceptance of our System One.

The System One has limited product and brand recognition and has only been used at a limited number of dialysis clinics and hospitals. In the chronic care market, we will have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies will use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:

•	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options or, that the cost or risk associated with use of our product is not greater than available alternatives;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, safer, easier to use or less expensive than ours;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the inability of customers to continue to obtain satisfactory reimbursement from healthcare payors, including Medicare.

Current Medicare reimbursement rates limit the price at which we can market the System One, and adverse changes to reimbursement could affect the adoption of the System One.

Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our System One. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One and limits the fee for which we can rent the System One and sell the related disposable cartridges and treatment fluids. Current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times per week, unless there is medical justification for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One may be slowed. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.

As we continue to commercialize the System One, we may have difficulty managing our growth and expanding our operations successfully.

As the commercial launch of the System One continues, we will need to expand our regulatory, manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, quality systems, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If we are unable to improve on the product reliability performance typically experienced in the early stages of a product’s life cycle, our ability to grow our business and achieve profitability could be impaired.

Our System One is still early in its product launch, and our PureFlow SL module was only introduced during the third quarter of 2006. As with all newly introduced medical devices, we continue to experience product reliability issues that are higher than we expect long-term, which lead us to incur increased service and distribution costs, as well as increase the size of our field equipment base. This, in turn, negatively impacts our gross margins and increases our working capital requirements. Additionally, product reliability issues can also lead to decreases in customer satisfaction and our ability to grow our revenues. We continue to work to improve product reliability, and have achieved significant improvements to date. If we are unable to continue to improve product reliability, our ability to achieve our growth objectives as well as profitability could be impaired.

We have a significant amount of field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.

Because the majority of our chronic care business continues to rely upon an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment.

Our agreement with DaVita confers certain geographic market rights to DaVita and limits our ability to sell the System One to Fresenius, both of which may present a barrier to adoption of the System One.

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

Our recent agreement with DaVita confers certain market rights for the System One and related supplies for home hemodialysis therapy. DaVita is granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the agreement, we can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The agreement further limits, but does not prohibit, the sale by NxStage of the System One for chronic home patient hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products. Therefore, our ability to sell the System One for chronic home patient hemodialysis therapy to Fresenius is presently limited.

It is not yet clear what impact this agreement may have on the market acceptance for our product. It is also not yet clear to what extent DaVita will purchase the System One from us. In 2006, sales to DaVita represented 19.4% of our total revenues. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.

If kidney transplantation becomes a viable treatment option for more patients, the market for our System One may be limited.

While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2004 approximately 17,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our System One.

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

If our System One is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. As is the case with a number of other medical device companies, it is likely that product liability claims will be brought against us. Since their introduction into the market, our products have been subject to two voluntary recalls and one voluntary product withdrawal. Our first voluntary recall occurred in February 2001 in Canada and related to a software glitch that we detected in our predecessor system, which could have increased the likelihood of a clotted filter during treatment. There were no patient injuries associated with this recall, and the software glitch was remedied with a subsequent software release. The second voluntary recall occurred in April 2004 in the United States relating to pinhole-sized dialysate leaks in our cartridge. The leaks were readily observable and required a cartridge replacement to continue treatment. There were no patient injuries associated with this recall. We subsequently switched suppliers and instituted additional testing requirements to minimize the chance for leaks in our cartridges. The voluntary market withdrawal occurred in the United States in May 2002 when we suspended sales of our predecessor system while we addressed issues involving limited instances of contaminated hemofiltration fluids compounded by a pharmacy and supplied by a third party. Six patients exposed to contaminated fluids reported fevers and/or chills, with no lasting clinical effect. We subsequently modified our cartridge to allow for an additional filter to remove contaminants from fluids used with our product. Our products may be subject to further recalls or withdrawals, which could increase the likelihood of product liability claims. We have also received several reports of operator error from both patients in the home hemodialysis setting and nurses in the critical care setting. We have sought to address many potential sources of operator error with product design changes to simplify the operator process. In addition, we made improvements in our training materials and product labeling. However, instances of operator error cannot be eliminated and could also increase the likelihood of product liability claims.

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

We maintain insurance at levels deemed adequate by management, however, future claims could exceed our applicable insurance coverage.

We maintain insurance for property and general liability, directors’ and officers’ liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims could, however, exceed our applicable insurance coverage, or our coverage could not cover the applicable claims.

We have had limited sales, marketing, customer service and distribution experience. We need to expand our sales and marketing, customer service and distribution infrastructures to be successful in penetrating the dialysis market.

We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of December 31, 2006, we had 85 employees in our sales, marketing and distribution organization, including 24 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures as we continue to grow. We cannot provide assurance that we will be able to retain or attract experienced personnel and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.

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

Our System One and related products, including the disposables required for its use, are all medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process, unless the device is exempt. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications or for new indications for the System One. We cannot provide assurance that such clearances or approvals would be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.

Modifications to our marketed devices may require new regulatory clearances or pre-market approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.

Any modifications to a 510(k) cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, requires the submission of another 510(k) pre-market notification to address the change. Although in the first instance we may determine that a change does not rise to a level of significance that would require us to make a pre-market notification submission, the FDA may disagree with us and can require us to submit a 510(k) for a significant change in the labeling, technology, performance specifications or materials or major change or modification in intended use, despite a documented rationale for not submitting a pre-market notification. We have modified various aspects of the System One and have filed and received clearance from the FDA with respect to some of the changes in the design of our products. If the FDA requires us to submit a 510(k) for any modification to a previously cleared device, or in the future a device that has received 510(k) clearance, we may be required to cease marketing the device, recall it, and not resume marketing until we obtain clearance from the FDA for the modified version of the device. Also, we may be subject to regulatory fines, penalties and/or other sanctions authorized by the Federal Food, Drug, and Cosmetic Act. In the future, we intend to introduce new products and enhancements and improvements to existing products. We cannot provide assurance that the FDA will clear any new product or product changes for marketing or what the timing of such clearances might be. In addition, new products or significantly modified marketed products could be found to be not substantially equivalent and classified as products requiring the FDA’s approval of a pre-market approval application, or PMA, before commercial distribution would be permissible. PMAs usually require substantially more data than 510(k) submissions and their review and approval or denial typically takes significantly longer than a 510(k) decision of substantial equivalence. Also, PMA products require approval supplements for any change that affects safety and effectiveness before the modified device may be marketed. Delays in our receipt of regulatory clearance or approval will cause delays in our ability to sell our products, which will have a negative effect on our revenues growth.

Even if we obtain the necessary FDA clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements, our products could be subject to restrictions or withdrawal from the market.

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

Complex medical devices, such as the System One, can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall by us. The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims, including contractual claims from parties to whom we sold products, and harm our reputation with customers. A recall involving the System One could be particularly harmful to our business and financial results, because the System One is our only product.

If we or our contract manufacturers fail to comply with FDA’s Quality System regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our U.S. manufacturing facility has previously had three FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. Our last two inspections, including our most recent inspection in March 2006, resulted in no observations. We cannot provide assurance that any future inspections would have the same result. If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, embargoing the import of components from outside the United States, recalling our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.

Changes in reimbursement for treatment for ESRD could affect the adoption of our System One and the level of our future product revenues.

In the United States, all patients who suffer from ESRD, regardless of age, are eligible for coverage under Medicare, after a requisite coordination period if other insurance is available. As a result, more than 80% of patients with ESRD are covered by Medicare. Although we rent and sell our products to hospitals, dialysis centers and other healthcare providers and not directly to patients, the reimbursement rate for ESRD treatments is an important factor in a potential customer’s decision to purchase the System One. The dialysis centers that purchase our product rely on adequate third-party payor coverage and reimbursement to maintain their ESRD facilities. The CMS provides the composite rate for dialysis services, which is subject to regional variation and varies depending upon whether the facility is hospital-based or an independent clinic. The composite rate is intended to cover most items and services related to the treatment of ESRD, but does not include payment for physician services or separately billable laboratory services or drugs. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.

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

Unlike Medicare reimbursement for ESRD, Medicare only reimburses healthcare providers for acute kidney failure and fluid overload treatment if the patient is otherwise eligible for Medicare, based on age or disability. Medicare and many other third-party payors and private insurers reimburse these treatments provided to hospital inpatients under a traditional DRG system. Under this system, reimbursement is determined based on a patient’s primary diagnosis and is intended to cover all costs of treating the patient. The presence of acute kidney failure or fluid overload increases the severity of the primary diagnosis and, accordingly, may increase the amount reimbursed. For care of these patients to be cost-effective, hospitals must manage the longer hospitalization stays and significantly more nursing time typically necessary for patients with acute kidney failure and fluid overload. If we are unable to convince hospitals that our System One provides a cost-effective treatment alternative under this diagnosis related group reimbursement system, they may not purchase our product. In addition, changes in Medicare reimbursement rates for hospitals could negatively affect demand for our products and the prices we charge for them.

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

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on System One operations to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. Federal and state laws protect the confidentiality of certain patient health information, in particular, individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under HIPAA. At this time, we are not a HIPAA covered entity and consequently are not directly subject to HIPAA. However, we have entered into several business associate agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, conduct by a person that is not a covered entity could potentially be prosecuted under aiding and abetting or conspiracy laws if there is an improper disclosure or misuse of patient information.

Many state laws apply to the use and disclosure of health information, which could affect the manner in which we conduct our business. Such laws are not necessarily preempted by HIPAA, in particular, those laws that afford greater protection to the individual than does HIPAA. Such state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

We are subject to federal and state laws prohibiting “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties. Additionally, any challenges to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

The Medicare/Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our System One to a customer, we could be subject to a claim under the Medicare/Medicaid anti-kickback laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all billing and prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers concerning the benefits of daily therapy. Anti-kickback and false claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to, and thus could harm our business and results of operations.

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

Risks Related to Operations

We depend on the services of our senior executives and certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect our business.

Our success depends upon the skills, experience and efforts of our senior executives and other key personnel, including our chief executive officer, certain members of our engineering staff, our marketing executives and managers, our manufacturing executives and managers and our clinical educators. Much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. In November 2006, we announced that David N. Gill, our chief financial officer, resigned from his position as chief financial officer and that Robert S. Brown joined as our new chief financial officer. Virtually all of our employees have agreements which impose obligations that may prevent a former employee of ours from working for a competitor for a period of time; however, these clauses may not be enforceable, or enforceable only in part, or the company may choose not to seek enforcement. We do not maintain “key man” life insurance on any of our senior executives, other than our chief executive officer.

We obtain some of the components, subassemblies and completed products included in the System One from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenues.

We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler, although we are considering a plan to develop alternative manufacturing capabilities for this product; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is our primary supplier of lactate-based dialysate; and Medisystems Corporation is the only supplier of our disposable cartridge and several cartridge components. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and sole stockholder of Medisystems, is a member of our board of directors and, at December 31, 2006, held approximately 7.2% of our common stock. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.

Finding alternative sources for these components and subassemblies would be difficult in many cases and may entail a significant amount of time and disruption. In the case of B. Braun, for bicarbonate, and Membrana, for fiber, we are contractually prevented from obtaining an alternative source of supply, except in certain limited instances. In the case of Medisystems, we are contractually prevented from obtaining an alternative source of supply for more than 10% of our North American requirements, except in certain limited instances. In the case of other suppliers, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our System One and, potentially, further FDA clearance or approval of any modification, thereby causing further costs and delays.

Certain of our products are recently developed and we, and certain of our third party manufacturers, have limited manufacturing experience with these products.

We continue to develop new products and make improvements to existing products. As such, we and certain of our third party manufacturers, have limited manufacturing experience with certain of our products, including key products such as the PureFlow SL and related disposables. We are, therefore, more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.

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

We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize the System One could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers, which would be time consuming and disruptive and could lead to disruptions in product supply, which could permanently impair our customer base and reputation.

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

As of December 31, 2006, we had 49 pending patent applications, including foreign, international and U.S. applications, and 25 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

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

Our products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties and/or could prevent us from using technology that is essential to our products.

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

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of the business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

•	pay substantial damages for past use of the asserted intellectual property or pay contractual claims to certain parties that have purchased the System One;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all and which could reduce profitability; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 27,806,543 shares of common stock outstanding as of December 31, 2006. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 278,065 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

As of December 31, 2006, subject to certain conditions, holders of an aggregate of approximately 13,511,174 shares of common stock have rights with respect to the registration of these shares of common stock with the SEC. In February 2007, we granted registration rights to DaVita in connection with their purchase of 2 million shares of our common stock. If we register any of these holders’ shares of common stock, they can sell those shares in the public market without being subject to the volume limitations described above.

As of December 31, 2006, 3,213,778 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of December 31, 2006, 3,068,430 shares were subject to outstanding options, of which 1,959,785 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the NASDAQ Global Market, have imposed various new requirements on public companies, including changes in corporate governance practices. Our management and other personnel now need to devote a substantial amount of time to these new requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As part of these obligations, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. If we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities.

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

Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

We are headquartered in Lawrence, Massachusetts, where we lease approximately 45,000 square feet under a lease expiring in 2012. We also lease approximately 15,000 square feet of warehousing and manufacturing space in North Andover, Massachusetts on a month-to-month basis and 5,000 square feet of manufacturing and office space in Rosdorf, Germany, under a tenant-at-will arrangement. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following is a list of names, ages and background of our executive officers as of December 31, 2006:

Name	Age	Position

Jeffrey H. Burbank	44	President, Chief Executive Officer
Robert S. Brown	47	Senior Vice President, Chief Financial Officer and Treasurer
Philip R. Licari	48	Senior Vice President and Chief Operating Officer
Winifred L. Swan	42	Senior Vice President, General Counsel and Secretary
Joseph E. Turk, Jr.	39	Senior Vice President, Commercial Operations

Jeffrey H. Burbank has been our President and Chief Executive Officer and a director of the Company since December 1998. Prior to joining NxStage, Mr. Burbank was a founder and the CEO of Vasca, Inc., a medical device company that developed and marketed a new blood access device for dialysis patients. Mr. Burbank also served in roles of increasing responsibility in areas of manufacturing, and sales and marketing at Gambro, a leading dialysis products company. Mr. Burbank is on the Board of the National Kidney Foundation. He holds a B.S. from Lehigh University.

Robert S. Brown has been our Senior Vice President, Chief Financial Officer and Treasurer since November 2006. Prior to joining NxStage, Mr. Brown held several leadership positions in Boston Scientific’s financial group including Vice President, Corporate Analysis & Control from 2005 until he joined us in 2006, where he and his team were responsible for Boston Scientific’s financial, compliance and operational audits and reported directly to the Audit Committee of the Board of Directors. Mr. Brown also served as Vice President, International from 1999 through 2004, where he was responsible for the financial functions of Boston Scientific’s international division in over forty countries. Previous experience also includes financial reporting and special projects at United Technologies and public accounting and consulting at Deloitte & Touche. He holds a B.B.A. degree in Accounting from the University of Toledo and an M.B.A. from the University of Michigan, and is a certified public accountant.

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

Market Information

Our common stock has been quoted on the NASDAQ Global Market under the symbol “NXTM” since July 1, 2006 and prior to that was quoted on the NASDAQ National Market since October 27, 2005. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low intraday sale prices of our common stock.

	High	Low

2006
First Quarter	$15.17	$11.50
Second Quarter	$13.33	$8.33
Third Quarter	$10.18	$6.86
Fourth Quarter	$9.80	$7.29
2005
Fourth Quarter	$14.80	$9.00

Holders

On March 8, 2007, the last reported sale price of our common stock was $11.73 per share. As of March 5, 2007, there were approximately 85 holders of record of our common stock and approximately 4,100 beneficial holders of our common stock.

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

From the effective date of our Registration Statement on Form S-1, October 27, 2005, through December 31, 2006, we have used approximately $54.5 million of the net proceeds of our initial public offering to finance working capital needs. The net unused offering proceeds have been invested into short-term investment grade securities and money market accounts.

Issuer Purchases of Equity Securities

We made no repurchases of our equity securities during the fourth quarter ended December 31, 2006.

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from the first day that our common stock was publicly traded, October 27, 2005, through February 28, 2007 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies), which we refer to as the Nasdaq Composite Index, and (ii) the Nasdaq Medical Equipment Index. This graph assumes the investment of $100 on October 27, 2005 in our common stock, the Nasdaq Composite Index and the Nasdaq Medical Equipment Index and assumes all dividends are reinvested. Measurement points are the last trading days of the years ended December 31, 2006 and 2005, the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and the month ended February 28, 2007.

	10/27/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	2/28/07
NxStage Medical, Inc	100.00	119.60	128.30	87.30	87.70	83.80	122.50
NASDAQ Composite	100.00	102.89	109.72	102.21	105.93	113.77	113.97
NASDAQ Medical Equipment	100.00	102.53	109.91	99.61	101.93	109.42	113.87

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of operations data for the years ended December 31, 2006, 2005 and 2004 and balance sheet data as of December 31, 2006 and 2005 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2003 and 2002 and balance sheet data as of December 31, 2004, 2003 and 2002 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$20,812	$5,994	$1,885	$286	$30
Cost of revenues	26,121	9,585	3,439	940	404

Gross profit (deficit)	(5,309)	(3,591)	(1,554)	(654)	(374)

Operating expenses:
Selling and marketing	14,356	7,550	3,334	2,181	2,286
Research and development	6,431	6,305	5,970	4,526	5,913
Distribution	7,093	2,059	495	33	6
General and administrative	8,703	4,855	3,604	2,868	2,554

Total operating expenses	36,583	20,769	13,403	9,608	10,759

Loss from operations	(41,892)	(24,360)	(14,957)	(10,262)	(11,133)
Interest income (expense), net	2,263	(120)	115	54	153

Net loss	$(39,629)	$(24,480)	$(14,842)	$(10,208)	$(10,980)

Net loss per share, basic and diluted	$(1.60)	$(4.31)	$(5.81)	$(4.10)	$(4.66)

Weighted-average shares outstanding, basic and diluted	24,817	5,681	2,556	2,490	2,356

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data(1)(2):
Cash, cash equivalents, short-term investments and marketable securities	$61,802	$61,223	$18,134	$8,881	$4,028
Working capital	64,367	62,100	19,205	11,115	5,235
Total assets	101,725	76,575	25,455	13,613	7,983
Long-term liabilities	5,006	2,106	3,006	30	146
Redeemable convertible preferred stock	—	—	75,946	55,946	40,006
Accumulated deficit	(123,640)	(84,011)	(59,496)	(44,623)	(34,368)
Total stockholders’ equity (deficit)	83,408	67,354	(57,400)	(43,478)	(33,271)

(1)	We closed our initial public offering on November 1, 2005, which resulted in the issuance of 6,325,000 shares of common stock at $10.00 per share. Net proceeds from the offering were approximately $56.5 million. All shares of all series of our outstanding preferred stock were converted into common stock upon the closing of our initial public offering and resulted in the issuance of 12,124,840 shares of common stock.

(2)	We closed our follow-on public offering on June 14, 2006, which resulted in the issuance of 6,325,000 shares of common stock at $8.75 per share. Net proceeds from the offering were approximately $51.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs have been our single largest operating expense. However, with the launch of the System One in the home chronic care market, selling and marketing costs became our largest operating expense in 2005 and continued to be our largest operating expense during 2006 as we expanded our U.S. sales force to increase market share and grow revenues.

Our overall strategy since inception has been to (1) design and develop new products for the treatment of kidney failure, (2) establish that the products are safe, effective and cleared for use in the United States, (3) further enhance the product design through field experience from a limited number of customers, (4) establish reliable manufacturing and sources of supply, (5) execute a market launch in both the chronic and critical care markets and establish the System One as a preferred system for the treatment of kidney failure, (6) obtain the capital necessary to finance our working capital needs and build our business and (7) achieve profitability. The evolution of NxStage, and the allocation of our resources since we were founded, reflects this plan. We believe we have largely completed steps (1) through (4), and we plan to continue to pursue the other strategic objectives described above.

We sell our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of patients with ESRD and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The United States Food and Drug Administration, or FDA, has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from ESRD or acute kidney failure and we have separate marketing and sales efforts dedicated to each market.

We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One in the chronic care market and commenced full commercial introduction in the chronic market in September 2004 in the United States. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared the System One in June 2005 for hemodialysis in the home.

In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. Since its launch, PureFlow SL penetration has reached approximately 40% of all of our chronic patients. The product is still early in its commercial launch and we continue to work to improve product reliability and user experience, based upon customer feedback. We expect that over time our chronic care home patients will predominantly use our PureFlow SL module at home and will use bagged fluid for travel and use outside of the home. Bagged fluids will continue to be used in the critical care market.

Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for therapy using the System One are typically submitted by the dialysis clinic or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Expanding Medicare reimbursement over time to cover more frequent therapy may be critical to our market penetration and revenue growth in the future.

Our System One is produced through internal and outsourced manufacturing. We purchase many of the components and subassemblies included in the System One, as well as the disposable cartridges used in the System One, from third-party manufacturers, some of which are single source suppliers. In addition to outsourcing with third-party manufacturers, we assemble, package and label a small quantity of disposable products in our leased facilities in Lawrence, Massachusetts and North Andover, Massachusetts. NxStage GmbH & Co. KG, our wholly-owned German subsidiary, is the sole manufacturer of the dialyzing filter that is a component of the disposable cartridge used in the System One.

We market the System One through a direct sales force in the United States primarily to dialysis clinics and hospitals and we expect revenues to continue to increase in the near future. Our revenues were $20.8 million in 2006, a 247% increase from revenues of $6.0 million in 2005. We have increased the number of sales representatives in our combined sales force from 20 at December 31, 2005 to 24 at December 31, 2006. We expect to add additional sales and marketing personnel as needed in the future. At December 31, 2006, 1,022 ESRD patients were using the System One at 174 dialysis clinics, compared to 292 ESRD patients at 70 dialysis clinics at December 31, 2005. In addition, at December 31, 2006, 77 hospitals were using the System One for critical care therapy, compared to 50 hospitals at December 31, 2005.

The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated:

	Years Ended December 31,
	2006		2005		2004

Critical care	$8,079,992	38.8%	$2,829,960	47.2%	$1,332,053	70.7%
Chronic care	12,732,072	61.2%	3,163,779	52.8%	552,516	29.3%

Total	$20,812,064	100%	$5,993,739	100%	$1,884,569	100%

We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and operations. Our accumulated deficit at December 31, 2006 was $(123.6) million. Our goal is to increase our sales volume and revenues to realize operating economies of scale and reduced product costs, which we believe, when combined with product design improvements, will allow us to reach profitability. We expect our revenues in the chronic care market to increase faster than those in the critical care market and believe they will continue to represent the majority of our revenues.

Statement of Operations Components

Revenues

Our products consist of the System One, an electromechanical device used to circulate the patient’s blood during therapy (the cycler); a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy, sold either in premixed bags or prepared with our PureFlow SL module. We distribute our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our products may be used by our customers to treat patients suffering from either condition and we have separate marketing and sales efforts dedicated to each market.

We derive our revenues from the sale and rental of equipment and the sale of the related disposable products. In the critical care market, we generally sell the System One and disposables to hospital customers. In the chronic care market, customers generally rent the machine and then purchase the related disposable products based on a specific patient prescription. We generally recognize revenues when a product has been delivered to our customer, or, in the chronic care market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with a contract under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month.

Our contracts with dialysis centers for ESRD patients generally include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL module. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.

In early 2007, we entered into long-term contracts with three larger dialysis chains, including with DaVita, which was our largest customer in 2006. Revenues from DaVita represented approximately 19% of our revenue in 2006 and we expect revenue from this customer will continue to account for a significant portion of our revenues in 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the first quarter of 2007, two of these dialysis chain customers elected to purchase, rather than rent, a significant percentage of their System One equipment currently in use. It is not clear what percentage of our customers, if any, will migrate to this model, and we expect, at least in the near term, that the majority of our customers will continue to rent the System One in the chronic care market.

Cost of Revenues

Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, service of System One equipment that we rent and sell to customers and production overhead. It also includes the cost of inspecting, servicing and repairing equipment prior to sale or during the warranty period and stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third party suppliers, product reliability and related servicing costs, and the design of the products.

We are currently operating at negative gross profit as we continue to build a base of recurring revenues. We expect the cost of revenues as a percentage of revenues to decline over time for four general reasons. First, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and broader options, and efficiencies in indirect manufacturing overhead costs. For example, during 2006, we transitioned our purchases of dialysate to a new, lower-cost vendor. Second, we are introducing several process and product design changes that have inherently lower cost than our current products. For example, in July 2006 we commercially released our PureFlow SL module, which is expected to reduce our cost of revenues and distribution costs by reducing the volume of dialysate fluid which we currently purchase and ship to customers. Third, we plan to move the manufacture of certain of our products, including the System One cycler, to lower labor cost markets. Finally, we continue to improve product reliability.

Operating Expenses

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

Distribution.  Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreement with our customers, and salary, benefits and stock-based compensation for distribution personnel. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, the expected customer adoption of our PureFlow SL module, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment.

General and Administrative.  General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees from outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our growing business.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from the results of operations for any period.

	Years Ended December 31,
	2006	2005	2004

Revenues	100%	100%	100%
Cost of revenues	126	160	183

Gross profit (deficit)	(26)	(60)	(83)

Operating expenses:
Selling and marketing	69	126	177
Research and development	31	105	317
Distribution	34	34	26
General and administrative	42	81	191

Total operating expenses	176	346	711

Loss from operations	(202)	(406)	(794)

Other income (expense):
Interest income	16	11	7
Interest expense	(5)	(13)	(1)

	11	(2)	6

Net loss	(191)%	(408)%	(788)%

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Our revenues for 2006 and 2005 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Revenues	$20,812	$5,994	$14,818	247%

The increase in revenues was attributable to increased sales and rentals of the System One in both the critical care and chronic care markets, primarily as a result of an increase in the number of chronic care patients on therapy resulting from increased sales and marketing efforts. The number of chronic care patients on therapy was 1,022 at December 31, 2006 compared to 292 at December 31, 2005. In addition, we added 104 dialysis clinics in 2006 offering the System One. Revenues in the chronic care market increased to $12.7 million in 2006 from $3.2 million in 2005, an increase of 302%, while revenues in the critical care market increased 186% to $8.1 million in 2006, compared to $2.8 million in 2005. We added an additional 27 hospitals in 2006 that offer the System One.

Cost of Revenues and Gross Profit (Deficit)

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Cost of revenues	$26,121	$9,585	$16,536	173%

Gross profit (deficit)	$(5,309)	$(3,591)	$1,718	48%

Gross profit percentage	(25.5)%	(59.9)%

The increase in cost of revenues was attributable primarily to our increased sales volume. For the chronic care market, we added 730 net patients during 2006, which contributed to a $12.9 million increase in cost of revenues. In addition, cost of revenues increased during 2006 because of an increase in manufacturing personnel which resulted in additional salaries, health benefits and payroll taxes of $1.6 million, higher servicing costs of $0.8 million and increased inbound freight costs of $1.1 million to support our higher production volume. We are currently operating at negative gross profit as we continue to build our base of recurring revenues. The improvement in gross margin during 2006 was attributable to (i) increased sales volume and realization of economies of scale that led to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs, (ii) lower labor costs for the manufacture of certain of our products, and (iii) continued improvement in product reliability. We expect the cost of revenues as a percentage of revenues to continue to decline over time for these same reasons. In addition, we expect the new PureFlow SL to help reduce future costs of our product offerings. Inventory at December 31, 2006 and December 31, 2005 has been reduced to net realizable value through charges to cost of revenues.

Selling and Marketing

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Selling and marketing	$14,356	$7,550	$6,806	90%

Selling and marketing as a percentage of revenues	69%	126%

The increase in selling and marketing expenses was the result of several factors. Approximately $4.6 million of the increase was due to higher salary and benefits resulting from increased headcount, $550,000 related to stock-based compensation as a result of the adoption in January 2006 of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”. The increase in selling and marketing expense was also the result of $1.3 million related to a higher level of sales and marketing activity in both the chronic and critical care markets. We increased our combined sales force from 20 sales representatives at December 31, 2005 to 24 sales representatives at December 31, 2006. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market and as we add additional sales and marketing personnel.

Research and Development

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Research and development	$6,431	$6,305	$126	2%

Research and development as a percentage of revenues	31%	105%

The increase in research and development expenses was attributable to increased salary, benefits and payroll taxes of $306,000 as a result of increased headcount, approximately $124,000 of stock-based compensation as a result of the adoption in January 2006 of SFAS No. 123R, offset by a decrease of $339,000 of development costs associated with our PureFlow SL module which we incurred in 2005 that did not recur in 2006. We expect limited research and development expense increases in the foreseeable future as a substantial portion of the development effort on the System One and PureFlow SL has been completed and future expenditures will be limited to enhancements. We expect research and development expenses to continue to decline as a percentage of revenues.

Distribution

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

Distribution	$7,093	$2,059	$5,034	244%

Distribution as a percentage of revenues	34%	34%

The increase in distribution expenses in 2006 was due to increased volume of shipments of disposable products to a growing number of patients in the chronic care market. We expect that distribution expenses will increase at a lower rate than revenues during 2007 due to expected shipping efficiencies gained from increased business volume and density of customers, and the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL module which began in July 2006.

General and Administrative

	Year Ended
	December 31,	December 31,		Percentage
	2006	2005	Increase	Increase
	(In thousands, except percentages)

General and administrative	$8,703	$4,855	$3,848	79%

General and administrative as a percentage of revenues	42%	81%

The increase in general and administrative expenses was primarily due to approximately $2.0 million of stock-based compensation as a result of the adoption in January 2006 of SFAS No. 123R, and approximately $1.5 million of legal and administrative expenses incurred as a result of operating as a public company. We expect that general and administrative expenses will continue to increase in absolute dollars in the near term as we add support structure for our growing business and as a result of costs related to operating as a public company.

Interest Income and Interest Expense

Interest income is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the year ended December 31, 2006, interest income increased by $2.6 million due to increased cash and investment balances available for investment resulting from our initial public offering and follow-on public offering and, to a lesser degree, higher interest rates.

Interest expense increased during the year ended December 31, 2006 compared to the same period in 2005 due to the early payoff of a debt agreement, which resulted in the early recognition of approximately $434,000 of interest expense during the second quarter of 2006. We expect interest expense will continue to increase in the future as a result of our 2006 gross borrowings and continued availability under our equipment line of credit.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Our revenues for 2005 and 2004 were as follows:

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)

Revenues	$5,994	$1,885	$4,109	218%

The increase in revenues was attributable to increased sales and rentals of the System One in both the chronic and critical care markets, primarily as a result of increased sales and marketing efforts as we continued our commercial launch of the System One. Revenues in the chronic care market increased to $3.2 million in 2005 from $0.6 million in 2004, an increase of 473%, while revenues in the critical care market increased 112% to $2.8 million in 2005, compared to $1.3 million in 2004.

Cost of Revenues and Gross Profit (Deficit)

	Year Ended
	December 31,	December 31,		Percentage
	2005	2004	Increase	Increase
	(In thousands, except percentages)

Cost of revenues	$9,585	$3,439	$6,146	179%

Gross profit (deficit)	$(3,591)	$(1,554)	$2,037	131%

Gross profit percentage	(59.9)%	(82.4)%

The increase in cost of revenues was attributable to our increased sales volume. Contributing to the 2005 negative gross margin was a lower of cost or market valuation allowance in the amount of $0.3 million relating to disposable cartridge and fluid inventory designated for the chronic care market, as well as service costs of approximately $0.5 million to upgrade 100 older cyclers to meet the specifications of our current product generation.

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

The increase in research and development expenses was attributable to increased salary and benefits of approximately $840,000 as a result of increased headcount and development costs associated with our PureFlow SL module, partially offset by a decrease of approximately $520,000 in clinical trial expenses due to the completion of the IDE home trial for System One in 2004.

Distribution

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

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2006, our accumulated deficit was $(123.6) million and we had cash and cash equivalents of approximately $61.8 million. On June 14, 2006, we closed a follow-on public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $51.3 million from the sale and issuance of 6,325,000 shares of common stock. On November 1, 2005, we closed our initial public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $56.5 million from the sale and issuance of 6,325,000 shares of common stock. Prior to the initial public offering, we had financed our operations primarily through private sales of redeemable convertible preferred stock resulting in aggregate net proceeds of approximately $91.9 million as of December 31, 2005. On May 15, 2006, we entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% as of December 31, 2006). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and an additional $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within certain net loss parameters. We are also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all of our assets other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. As of December 31, 2006, we had outstanding borrowings of $7.4 million and $1.6 million of borrowing availability under the equipment line of credit.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net cash used in operating activities	$(53,913)	$(27,348)	$(15,172)
Net cash used in investing activities	(2,466)	(1,204)	(306)
Net cash provided by financing activities	56,778	71,782	24,704
Effect of exchange rate changes on cash	179	(141)	28

Net cash flow	$578	$43,089	$9,254

Net Cash Used in Operating Activities.  For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory to field equipment for the placement of rental units with our customers represented $18.6 million, $4.4 million and $1.1 million, respectively, during the years ended December 31, 2006, 2005 and 2004.

Net Cash Used in Investing Activities.  For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the purchase of $11.8 million of short-term investments during 2006, the sale of marketable securities in the amount of $12.5 million during 2005, and the purchase of $12.5 million of marketable securities during 2004.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during 2006 included $51.3 million of net proceeds received from the follow-on public offering that closed in June 2006, $1.5 million of proceeds from the exercise of stock options and warrants and net borrowings of $4.0 million. Net cash provided by financing activities during 2005 included $56.5 million of net proceeds received from our initial public offering that closed in November 2005, $16.0 million of net proceeds received from the issuance of redeemable convertible preferred stock and $757,000 of proceeds from the exercise of stock options and warrants, offset by debt payments of $1.4 million. Net cash provided by financing activities during

2004 included $20.0 million of net proceeds received from the issuance of redeemable convertible preferred stock and net borrowings of $4.7 million.

We expect to continue to incur net losses for the foreseeable future. We believe we have sufficient cash to meet our funding requirements at least through 2007. We expect to be able to extend the availability of our cash resources through the sale rather than rental of our System One cyclers to chronic customers in the future. In February 2007, we entered into long-term agreements with three large dialysis chains, who are existing chronic customers, that provide customers the option, and in the case of DaVita, the obligation, to purchase, rather than rent, some portion of their System One equipment. To date, these customers have purchased nearly $6 million of equipment. Also in February 2007, we received cash proceeds of $20.0 million from the sale to DaVita of our common stock. Cash received from the sale of our common stock and sale of equipment will be used for working capital purposes. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

The following table summarizes our contractual commitments as of December 31, 2006 and the effect those commitments are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Notes payable obligations	$7,417	$2,800	$4,617	$—	$—
Operating lease obligations	3,023	506	1,073	1,115	329
Purchase obligations(1)(2)	32,388	29,977	2,355	56	—

Total	$42,828	$33,283	$8,045	$1,171	$329

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at the Company’s option.

(2)	On January 5, 2007, we entered into a long-term supply agreement with Membrana GmbH. In connection with this agreement, we have annual minimum purchase commitments of $1.2 million through December 31, 2016, which amounts are not included in the table above.

Summary of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.

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

In the chronic care market, revenues are realized using short-term rental arrangements. In the critical care market, we recognize revenues from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic care market, during the reported periods, we recognized revenues derived from rental arrangements on a straight-line basis. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms.

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

Inventory Valuation

Inventories are valued at the lower of cost (weighted-average) or estimated market. We regularly review our inventory quantities on hand and related cost and record a provision for excess or obsolete inventory primarily based on an estimated forecast of product demand for each of our existing product configurations. We also review our inventory value to determine if it reflects lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. The medical device industry is characterized by rapid development and technological advances that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate.

Field Equipment

We capitalize field equipment at cost and amortize field equipment through cost of revenues using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, and the impact of planned design improvements. We believe the five-year useful life to be reasonable as of December 31, 2006.

Accounting for Stock-Based Awards

Until December 31, 2005, we accounted for stock-based employee compensation awards in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of our common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of our common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. Prior to becoming a public company on October 27, 2005, there had been no public market for our common stock. Absent an objective measure of the fair value of our common stock, the determination of fair value required judgment. Our board of directors periodically estimated the fair value of our common stock in connection with any stock option grants. The fair value of our common stock was estimated based on factors such as independent valuations, sales of preferred stock, the liquidation preference, dividends, voting rights of the various classes of stock, our financial and operating performance, progress on development goals, the issuance of patents, the value of other companies involved in dialysis, general economic and market conditions and other factors that we believed would reasonably have a significant bearing on the value of our common stock.

Prior to January 1, 2006, we followed the disclosure requirements of Statement of Financial Accounting Standard, or SFAS No. 123, “Accounting for Stock-Based Compensation” for stock-based awards granted to employees. All stock-based awards granted to non-employees were accounted for at their fair value in accordance with SFAS No. 123 and related interpretations. For purposes of the pro forma disclosures required by SFAS No. 123, stock options granted subsequent to July 19, 2005, the date of filing our initial registration statement with the SEC, were valued using the Black-Scholes option-pricing model. Prior to July 19, 2005, we used the minimum value method permitted under SFAS No. 123.

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

We use the modified prospective method under SFAS 123R for any stock options granted after July 19, 2005. The aggregate value of the unvested portion of stock options issued between July 19, 2005 and December 31, 2005 totaled $4.4 million as of December 31, 2005, net of estimated forfeitures. Beginning in 2006, we began recognizing this aggregate value as compensation expense in our consolidated statement of operations ratably over the remaining vesting period.

As a result of adopting SFAS 123R on January 1, 2006, our net loss for the year ended December 31, 2006 was $2.4 million higher than if we had continued to account for the share-based awards under APB No. 25. Basic and diluted loss per share for the year ended December 31, 2006 was $0.10 higher than if we had continued to account for share-based awards under APB No. 25. Management continues to evaluate the use of stock-based awards and may consider other forms of equity-based compensation arrangements (such as restricted stock units) or reduce the volume of stock option grants in the future.

Pursuant to SFAS 123R, we reclassified $259,910 of deferred compensation relating to non-qualified stock options awarded to an executive and a consultant to additional paid-in capital on January 1, 2006.

Prospectively, we use the Black-Scholes option-pricing model to estimate the fair value of stock-based compensation awards on the dates of grant. In accordance with SAB 107, based upon our stage of development and the short period of time that our common stock has been publicly traded on the NASDAQ Global Market, we have used the following assumptions in the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards:

Expected Term — the expected term has been determined using the simplified method, as defined in SAB 107, for estimating expected option life of “plain-vanilla” options. Unless otherwise determined by the Board or the Compensation Committee, stock options granted under the 2005 Stock Incentive Plan have a contractual term of seven years, resulting in an expected term of 4.75 years calculated under the simplified method.

Risk-Free Interest Rate — the risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

Volatility — the objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. Because we have no options that are traded publicly and because of our limited trading history as a public company, our volatility assumption has been based upon an analysis of the stock volatility experienced by similar companies in the medical device and technology industries, consistent with the methodology used in 2005. For the year ended December 31, 2006, we used a volatility rate assumption of 85% for stock option grants. Our common stock will reach its two-year trading anniversary during the fourth quarter of 2007. With two years of historical trading activity, we expect to have sufficient trading activity of our common stock on which to base our assumption about expected volatility.

We also estimated expected forfeitures of stock options upon adoption of SFAS 123R. In developing a forfeiture rate estimate, we considered our historical experience, our growing employee base and the limited trading history of our common stock. Actual forfeiture activity may differ from our estimated forfeiture rate.

Accounting for Income Taxes

We account for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $119.1 million and $102.9 million, respectively, available to reduce future taxable income, if any. Substantially all net losses are in the United States. The federal net operating loss carryforwards will expire between 2019 and 2026, while the state net operating loss carryforwards will expire between 2007 and 2011. We also had combined federal and state research and development credit carryforwards of $3.9 million at December 31, 2006, which begin to expire in 2019 if not utilized. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of net operating loss carryforwards.

We have $248,000 of net operating losses resulting from excess tax deductions relating to stock-based compensation. We will realize the benefit of these losses through increases to stockholders’ equity in future periods when the losses are utilized to reduce future tax payments.

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of December 31, 2006 and 2005 to reflect these uncertainties.

Related-Party Transactions

Medisystems Corporation is our supplier of completed cartridges, tubing and certain other components used in the System One disposable cartridge. The chief executive officer and sole stockholder of Medisystems is a member of our board of directors and owns approximately 7.2% of our outstanding common stock as of December 31, 2006. We purchased approximately $4.1 million, $896,000 and $232,000 during the years ended December 31, 2006, 2005 and 2004, respectively, of goods and services from this related party. As of December 31, 2006, amounts owed to Medisystems totaled $926,000 and we have commitments to purchase approximately $3.6 million of products from Medisystems.

On January 4, 2007, we entered into a seven-year Supply Agreement, which we refer to as the Medisystems Supply Agreement, with Medisystems that expires on December 31, 2013. Prior to entering into the Medisystems Supply Agreement, we purchased products from Medisystems through purchase orders. Pursuant to the terms of the Medisystems Supply Agreement, we will purchase no less than ninety percent (90%) of our North American requirements for disposable cartridges, or Medisystems products, for use with our System One from Medisystems. We will purchase Medisystems products pursuant to binding purchase orders at pricing based on volumes of Medisystems products ordered. If orders are not consistent with our requirements for Medisystem products, we must pay an amount equal to the unit shortfall multiplied by a percentage of the Medisystem product price in force. Either party may terminate the Medisystem Supply Agreement upon one hundred and twenty days notice as a result of a breach of a material term of the Medisystem Supply Agreement that remains uncured during such one hundred and twenty days. Additionally, either party may terminate the Medisystem Supply Agreement immediately if any proceeding under the bankruptcy or insolvency laws is brought against the other party, or a receiver is appointed for the other party or the other party makes an assignment for the benefit of creditors. Further, we may terminate our obligation to purchase our requirements of Medisystems products from Medisystems if (i) Medisystems is in material breach of this agreement, and such breach is uncured within one hundred twenty (120) days after Medisystems receives written notice adequately documenting such breach, (ii) should Medisystems be in material breach of the Medisystems Supply Agreement for more than 120 days, whether or not consecutive, during any 12 month rolling period within the term of this agreement, or (iii) if Medisystems does not completely deliver any delivery order for Medisystems products within sixty (60) days of the relevant delivery period for such Medisystems products, other than due to an event of force majuere.

Consistent with the requirements of our Audit Committee Charter, this transaction was reviewed and approved by our Audit Committee, which is comprised solely of independent directors, as well as our Board.

Off-Balance Sheet Arrangements

Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section above.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in a loss position and do not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (1) a new definition of fair value, (2) a fair value hierarchy used to classify the source of information used in fair value measurements, (3) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (4) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

Our investment portfolio consists primarily of high-grade commercial paper, certificates of deposit and debt obligations of various governmental agencies. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. Investments are made with a maturity of no more than 180 days. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments and relatively short effective maturities of the debt instruments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.

As of December 31, 2006, we had outstanding debt obligations of $7.4 million with a floating interest rate equal to one-half percentage point (0.50%) above the prime rate (8.75% at December 31, 2006). Movements in market interest rates could impact the fair value of our debt. As of December 31, 2006, the carrying amount of our debt approximated fair value.

Foreign Currency Exposure

We operate a manufacturing and research facility in Rosdorf, Germany. We purchase materials for that facility and pay our employees at that facility in Euros. In addition, we purchase products for resale in the United States from foreign companies and have agreed to pay them in currencies other than the U.S. dollar. We also have contracts with key suppliers that expose us to foreign currency risks. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. Although it is possible to do so, we do not currently hedge our foreign currency since the exposure has not been material to our historical operating results. A 10% movement in the Euro would have had an overall impact to the statement of operations of approximately $633,000 for 2006, which would have been approximately 1.1% of total annual expenses.

Equity Security Price Risk

As a matter of policy, we do not invest in marketable equity securities; therefore, we do not currently have any direct equity price risk.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2007

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$49,958,540	$61,223,377
Short-term investments	11,843,275	—
Accounts receivable, net	4,301,557	1,511,860
Inventory	10,558,923	5,956,336
Prepaid expenses and other current assets	1,014,688	523,160

Total current assets	77,676,983	69,214,733

Property and equipment, net	3,025,560	2,070,387
Field equipment, net	20,615,952	4,843,398
Other assets	406,285	446,508

Total assets	$101,724,780	$76,575,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,918,437	$3,027,524
Accrued expenses	4,104,058	2,234,621
Deferred rent obligation	259,036	224,694
Deferred revenue	228,542	114,000
Current portion of long-term debt	2,800,000	1,513,480

Total current liabilities	13,310,073	7,114,319
Deferred rent obligation	389,568	473,268
Long-term debt	4,616,667	1,633,070

Total liabilities	18,316,308	9,220,657

Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 authorized; zero shares issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 27,806,543 and 21,176,554 shares issued and outstanding as of December 31, 2006 and 2005	27,807	21,177
Additional paid-in capital	206,848,097	151,675,548
Deferred compensation	—	(259,910)
Accumulated deficit	(123,640,441)	(84,010,669)
Accumulated other comprehensive income (loss)	173,009	(71,777)

Total stockholders’ equity	83,408,472	67,354,369

Total liabilities and stockholders’ equity	$101,724,780	$76,575,026

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues	$20,812,064	$5,993,739	$1,884,569
Cost of revenues	26,121,297	9,585,286	3,438,832

Gross profit (deficit)	(5,309,233)	(3,591,547)	(1,554,263)

Operating expenses:
Selling and marketing	14,356,062	7,549,830	3,334,028
Research and development	6,431,001	6,304,463	5,970,442
Distribution	7,092,865	2,059,279	494,786
General and administrative	8,703,404	4,854,471	3,603,967

Total operating expenses	36,583,332	20,768,043	13,403,223

Loss from operations	(41,892,565)	(24,359,590)	(14,957,486)

Other income (expense):
Interest income	3,235,672	643,417	130,347
Interest expense	(972,879)	(763,437)	(14,542)

	2,262,793	(120,020)	115,805

Net loss	$(39,629,772)	$(24,479,610)	$(14,841,681)

Net loss per share, basic and diluted	$(1.60)	$(4.31)	$(5.81)

Weighted-average shares outstanding, basic and diluted	24,817,020	5,680,566	2,555,605

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Redeemable Convertible						Notes		Other
	Preferred Stock				Additional		Receivable		Comprehensive	Total
		Carrying	Common Stock		Paid-In	Deferred	From	Accumulated	Income	Comprehensive
	Shares	Value	Shares	Amount	Capital	Compensation	Stockholders	Deficit	(Loss)	Income (Loss)
Balance at December 31, 2003	10,554,162	$55,945,612	2,565,226	$2,566	$1,518,555	$(65,939)	$(289,615)	$(44,622,908)	$(21,098)

Sale of Series F redeemable convertible preferred stock, net of issuance costs of $31,480	2,747,253	20,000,002	—	—	—	—	—	(31,480)	—
Exercise of stock options	—	—	1,455	1	5,264	—	—	—	—
Stock options issued to nonemployees	—	—	—	—	159,124	(159,124)	—	—	—
Deferred compensation	—	—	—	—	285,780	(285,780)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	90,334	—	—	—
Warrants issued in connection with debt agreement	—	—	—	—	422,500	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	24,000	$24,000
Forgiveness of note receivable	—	—	—	—	—	—	289,615	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	119,909	119,909
Net loss	—	—	—	—	—	—	—	(14,841,681)	—	(14,841,681)

Total comprehensive loss										$(14,697,772)

Balance at December 31, 2004	13,301,415	$75,945,614	2,566,681	$2,567	$2,391,223	$(420,509)	$—	$(59,496,069)	$122,811

Sale of Series F-1 redeemable convertible preferred stock, net of issuance costs of $34,990	2,197,801	15,999,993	—	—	—	—	—	(34,990)	—
Conversion of redeemable convertible preferred stock to common stock	(15,499,216)	(91,945,607)	12,124,840	12,125	91,933,482	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	6,325,000	6,325	56,023,477	—	—	—	—
Series D warrant extension	—	—	—		478,094	—	—	—	—
Exercise of stock options	—	—	128,729	129	533,777	—	—	—	—
Exercise of warrants	—	—	31,304	31	223,029	—	—	—	—
Stock options issued to nonemployees	—	—	—	—	34,400	(34,400)	—	—	—
Deferred compensation	—	—	—	—	58,066	(58,066)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	253,065	—	—	—
Realized gain on marketable securities	—	—	—	—	—	—	—	—	(24,000)	$(24,000)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	(170,588)	(170,588)
Net loss	—	—	—	—	—	—	—	(24,479,610)	—	(24,479,610)

Total comprehensive loss										$(24,674,198)

Balance at December 31, 2005	—	$—	21,176,554	$21,177	$151,675,548	$(259,910)	$—	$(84,010,669)	$(71,777)

Issuance of common stock, net of issuance costs	—	—	6,325,000	6,325	51,325,365	—	—	—	—
Exercise of stock options	—	—	185,179	185	813,642	—	—	—	—
Exercise of warrants	—	—	78,522	79	502,822	—	—	—	—
Shares issued under employee stock purchase plan	—	—	28,303	28	228,848	—	—	—	—
Shares issued to Directors in lieu of cash	—	—	12,985	13	110,987	—	—	—	—
Stock-based compensation	—	—	—	—	2,450,795	—	—	—	—
Deferred stock compensation adjustment for SFAS No. 123R	—	—	—	—	(259,910)	259,910	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	244,786	$244,786
Net loss	—	—	—	—	—	—	—	(39,629,772)	—	(39,629,772)

Total comprehensive loss										$(39,384,986)

Balance at December 31, 2006	—	$—	27,806,543	$27,807	$206,848,097	$—	$—	$(123,640,441)	$173,009

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(39,629,772)	$(24,479,610)	$(14,841,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on sale of marketable securities	—	(24,000)	—
Loss on disposal of equipment	55,170	—	—
Depreciation and amortization	3,495,365	1,033,688	452,925
Amortization/write-off of debt discount	281,666	140,833	—
Forgiveness of related party loans	—	—	289,615
Stock-based compensation	2,765,348	253,065	90,334
Changes in operating assets and liabilities:
Accounts receivable	(2,933,697)	(987,595)	(375,579)
Inventory	(23,160,238)	(5,929,697)	(2,346,311)
Prepaid expenses and other current assets	(487,277)	(483,598)	11,002
Accounts payable	2,846,394	1,613,878	1,215,678
Accrued expenses	2,789,007	1,389,913	378,658
Deferred rent obligation	(49,358)	36,718	(27,879)
Deferred revenue	114,542	88,280	(19,179)

Net cash used in operating activities	(53,912,850)	(27,348,125)	(15,172,417)

Cash flows from investing activities:
Purchases of property and equipment	(1,620,483)	(1,198,222)	(195,071)
Purchases of short-term investments	(11,843,275)	—	—
Sale of marketable securities	—	12,495,000	—
Purchase of marketable securities	—	—	(12,471,000)
Increase in other assets	(845,479)	(5,869)	(135,013)

Net cash (used in) provided by investing activities	(14,309,237)	11,290,909	(12,801,084)

Cash flows from financing activities:
Net proceeds from issuance of redeemable convertible preferred stock	—	15,965,003	19,968,522
Net proceeds from issuance of common stock	51,331,690	56,507,896	—
Proceeds from stock option and purchase plans	954,900	533,906	5,265
Proceeds from exercise of warrants	502,901	223,060	—
Proceeds from loans and lines of credit	8,400,000	—	5,000,000
Repayment of loans and lines of credit	(4,411,550)	(1,448,164)	(269,689)

Net cash provided by financing activities	56,777,941	71,781,701	24,704,098

Foreign exchange effect on cash and cash equivalents	179,309	(140,607)	28,284

(Decrease) increase in cash and cash equivalents	(11,264,837)	55,583,878	(3,241,119)
Cash and cash equivalents, beginning of year	61,223,377	5,639,499	8,880,618

Cash and cash equivalents, end of year	$49,958,540	$61,223,377	$5,639,499

Supplemental Disclosure
Cash paid for interest	$963,062	$270,098	$14,542

Noncash Investing Activities
Transfers from inventory to field equipment	$18,598,426	$4,366,981	$1,091,198

Leasehold improvement allowance	$—	$614,798	$—

Noncash Financing Activities
Warrants issued in connection with financing activity	$—	$—	$422,500

Deferred compensation and paid-in capital	$—	$92,466	$444,904

Conversion of preferred stock to common stock	$—	$91,945,607	$—

Extension of Series D warrants	$—	$478,094	$—

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

As of December 31, 2006, the Company had approximately $61.8 million of cash, cash equivalents and short-term investments. In February 2007, the Company received cash proceeds of $20.0 million from the sale of 2 million shares of its common stock to DaVita. The Company has experienced and continues to experience negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash to meet its funding requirements at least through 2007. The Company expects to be able to extend the availability of its cash resources through the sale rather than rental of its System One cyclers to chronic customers in the future. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its business development activities, which could harm the growth of its business.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific period of time. During the reported periods, the majority of the Company’s critical care revenues were derived from direct product sales.

In the chronic care market, revenues are realized using short-term rental arrangements. In the critical care market, the Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. For the chronic care market, the Company recognizes revenue derived from rental arrangements ratably over the rental period. These rental arrangements combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month. Revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to customer purchase orders with fixed payment terms. Customer contracts in the chronic care market are generally cancelable on 30-days notice and there are no purchase requirements from customers under the Company’s chronic agreements.

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

(d)	Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations. The Company’s foreign exchange (losses)/gains totaled ($314,000), $16,000 and ($24,000) in 2006, 2005 and 2004, respectively.

(e)	Cash, Cash Equivalents and Marketable Securities

The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in federal agency securities, certificates of deposit, commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its short-term investments in marketable securities as held-to-maturity for the year ended December 31, 2006; there were no marketable securities at December 31, 2005. Held-to-maturity securities are carried at amortized cost because the Company has the intent and ability to hold investments to maturity.

At December 31, 2006, held-to-maturity securities consisted of the following:

U.S. government securities	$5,008,312
Commercial paper	4,896,000
Certificates of deposit	1,938,963

Total held-to-maturity securities	$11,843,275

At December 31, 2006, maturities of held-to-maturity securities were less than one year. At December 31, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.

(f)	Fair Value of Financial Instruments and Concentration of Credit Risk

Financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt approximates fair value.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

All of the Company’s revenues are derived in the United States from the sale of the System One and related products, which cannot be used with any other dialysis system. If the System One is not a successful product or is withdrawn from the market for any reason, the Company does not have other products in development.

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

	Balance at			Balance at
	Beginning of Year	Provision	Write-Offs	End of Year

Year ended December 31, 2006	$12,266	$50,603	$—	$62,869
Year ended December 31, 2005	$21,933	$15,750	$(25,417)	$12,266
Year ended December 31, 2004	$9,599	$24,750	$(12,416)	$21,933

The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and total accounts receivable:

	Revenue		Accounts Receivable
		Percent of		Percent of
	Number of	Total	Number of	Total Accounts
Year Ended	Customers	Revenue	Customers	Receivable

December 31, 2006	1	19%	1	17%
December 31, 2005	3	33%	2	25%
December 31, 2004	3	37%	3	35%

(g)	Inventory

Inventory is stated at the lower of cost (weighted-average) or market (net realizable value). The Company regularly reviews its inventory quantities on hand and related cost and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value.

(h)	Property and Equipment and Field Equipment

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

Construction in process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in process until such time as the relevant assets are completed and put into use. Construction in process at December 31, 2006 represents machinery and equipment under installation.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life

Machinery, equipment and tooling	5 years
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Furniture	7 years
Field equipment	5 years

(i)	Stock-Based Compensation

Until December 31, 2005, the Company accounted for stock-based employee compensation awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations.

On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards which had previously been valued using the minimum value method, which was allowed until the Company’s initial filing with the Securities and Exchange Commission, or SEC, for a public offering of securities (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that were unvested as of December 31, 2005. The Company recognizes share-based compensation expense using a straight-line method of amortization over the vesting period.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $2.4 million higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the year ended December 31, 2006 was $0.10 higher than if the Company had continued to account for share-based compensation under APB No. 25.

Pursuant to SFAS 123R, the Company reclassified $259,910 of deferred compensation relating to non-qualified stock options awarded to an executive and a consultant to additional paid-in capital on January 1, 2006.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the impact of its share-based payment plans in the consolidated statement of operations for the year ended December 31, 2006 under SFAS 123R. The following table presents the captions in which share-based compensation expense is included in the Company’s consolidated statement of operations, including share-based compensation recorded in accordance with APB No. 25:

Year Ended
December 31,
2006

Cost of revenues	$64,189
Selling and marketing	549,972
Research and development	123,655
Distribution	7,867
General and administrative	2,019,665

Total	$2,765,348

The weighted-average fair value of options granted during the year ended December 31, 2006 was $6.33. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31,
2006

Expected life	4.75 years(1)
Risk-free interest rate	4.35% - 4.88%(2)
Expected stock price volatility	85%(3)
Expected dividend yield	—

(1)	The expected term was determined using the simplified method for estimating expected life of “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

(3)	Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the volatility of the common stock of comparable companies in the medical device and technology industries.

The Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R and records stock-based compensation net of estimated forfeitures. In developing a forfeiture rate estimate, the Company considered its historical experience, its growing employee base and the limited trading history of its common stock.

(j)	Warranty Costs

For a period of one year following the delivery of products to its critical care customers, the Company provides for product repair or replacement if it is determined that there is a defect in material or manufacture of the product. For sales into the critical care market, the Company accrues estimated warranty costs at the

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statement of operations. Following is a rollforward of the Company’s warranty accrual:

	Balance at			Balance at
	Beginning of Year	Provision	Usage	End of Year

Year ended December 31, 2006	$62,071	$308,610	$(198,437)	$172,244
Year ended December 31, 2005	$35,401	$127,635	$(100,965)	$62,071
Year ended December 31, 2004	$9,525	$37,941	$(12,065)	$35,401

(k)	Distribution Expenses

Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $34,110, $42,801 and $25,754 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Until the closing of the Company’s initial public offering on November 1, 2005, the Company calculated net loss per share in accordance with SFAS No. 128, “Earnings per Share”, and Emerging Issues Task Force (“EITF”) 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share”. EITF 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company determined that its redeemable preferred stock represented a participating security because it may have participated in dividends with common stock. Therefore, the Company calculated net loss per share consistent with the provisions of EITF 03-6 for all periods in which its redeemable preferred stock was outstanding. All of the Company’s redeemable preferred stock converted to common stock on November 1, 2005, the date of the Company’s initial public offering.

Accordingly, subsequent to November 1, 2005, the Company no longer uses the two-class method and calculates net loss per share based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. The following potential common stock equivalents

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Years Ended December 31,
	2006	2005	2004

Options to purchase common stock	261,635	2,683,286	1,690,561
Warrants to purchase common stock	—	169,736	203,625
Unvested shares of common stock subject to repurchase	—	—	402
Redeemable convertible preferred stock	—	10,098,497	10,165,879

Total	261,635	12,951,519	12,060,467

(o)	Comprehensive Income (Loss)

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

At December 31, 2006 and 2005, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

(p)	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in a loss position and does not pay income taxes; therefore the adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (1) a new definition of fair value, (2) a fair value hierarchy used to classify the source of information used in fair value measurements, (3) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (4) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

Inventories at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005

Purchased components	$2,864,892	$2,026,986
Finished goods	7,694,031	3,929,350

	$10,558,923	$5,956,336

Inventory is shown net of a valuation reserve of approximately $492,000 and $646,000 at December 31, 2006 and 2005, respectively.

4.	Property and Equipment and Field Equipment

Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows:

	December 31,	December 31,
	2006	2005

Machinery, equipment and tooling	$2,572,332	$1,613,359
Leasehold improvements	987,307	930,213
Computer and office equipment	958,916	829,298
Furniture	408,694	279,815
Construction-in-process	436,902	246,639

	5,364,151	3,899,324
Less accumulated depreciation and amortization	(2,338,591)	(1,828,937)

Property and equipment, net	$3,025,560	$2,070,387

Depreciation expense for property and equipment was $679,000, $469,000 and $342,000 in 2006, 2005 and 2004, respectively.

Field equipment is carried at cost less accumulated depreciation as follows:

	December 31,	December 31,
	2006	2005

Field equipment	$24,101,844	$5,521,359
Less accumulated depreciation and amortization	(3,485,892)	(677,961)

Field equipment, net	$20,615,952	$4,843,398

Depreciation expense for field equipment was $2.8 million, $565,000 and $111,000 in 2006, 2005 and 2004, respectively.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2006	2005

Payroll and related benefits	$1,474,698	$769,364
Warranty costs	172,244	62,071
Interest on debt	55,883	351,869
Audit, legal and consulting fees	371,647	311,700
Inventory purchases	707,382	—
Clinical trial costs	34,964	25,894
Costs relating to initial public offering	—	225,434
Distribution expenses	946,970	144,561
Research and development expenses	139,569	101,828
General and administrative expenses	68,175	201,824
Selling and marketing expenses	132,526	40,076

Total accrued expenses	$4,104,058	$2,234,621

6.	Financing Arrangements

Debt

In December 2004, the Company entered into a debt agreement in the principal amount of $5.0 million, which was payable monthly over a three-year term and was secured by all the assets of the Company. Interest accrued at a rate of 7.0% annually and monthly principal and interest payments were made in advance. In addition, a final interest payment of $650,000 was due at the scheduled maturity date of December 2007, or earlier if the loan was prepaid in advance. This additional interest payment was accrued on a monthly basis using the interest method over the 36-month life of the loan and was included in accrued expenses in the accompanying consolidated balance sheets. Concurrent with entering into a new equipment line of credit in May 2006, the Company repaid all outstanding borrowings in the aggregate amount of $3.4 million, which included principal and accrued interest and the final interest payment of $650,000. This extinguishment of debt gave rise to the early recognition of approximately $434,000 of interest expense for the year ended December 31, 2006.

On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% as of December 31, 2006). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and an additional $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within certain net loss parameters. The Company is also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all assets of the Company other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. As of December 31, 2006, the Company had outstanding borrowings of $7.4 million and $1.6 million of borrowing availability under the equipment line of credit.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of principal under the Company’s debt obligations outstanding at December 31, 2006 are as follows:

2007	$2,800,000
2008	2,800,000
2009	1,816,667

$7,416,667

7.	Segment and Enterprise Wide Disclosures

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

The Company sells products into two markets, critical care and chronic care. The critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The chronic care market consists of dialysis centers and hospitals that provide treatment options for patients that have end stage renal disease (“ESRD”). Revenues recognized in these markets were as follows:

	Years Ended December 31,
	2006	2005	2004

Critical care market	$8,079,992	$2,829,960	$1,332,053
Chronic care market	12,732,072	3,163,779	552,516

Total revenues	$20,812,064	$5,993,739	$1,884,569

Service revenue recognized relating to extended service contracts in the critical care market totaled approximately $35,000 and zero for the years ended December 31, 2006 and 2005, respectively.

8.	Commitments and Contingencies

The Company maintains its corporate headquarters and principal operating activities in a leased building located in Lawrence, Massachusetts. During 2005, the Company renewed its lease agreement through 2012. The lease agreement contains a provision for future rent increases, requires the Company to pay executory costs (real estate taxes, operating expenses and common utilities) and provides for a renewal option of five years. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. Rent expense was $490,000, $461,000 and $510,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The lease agreement included a tenant improvement allowance paid by the landlord of $614,798, which has been recorded as both a leasehold improvement and a deferred rent obligation.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rental payments as of December 31, 2006 under the Company’s operating leases are as follows:

Amount

2007	$505,967
2008	531,437
2009	541,242
2010	552,005
2011	562,767
Thereafter	329,056

Total	$3,022,474

The Company enters into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.

9.	Income Taxes

At December 31, 2006 and 2005, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense items for tax and financial reporting purposes.

Deferred tax assets (liabilities), the majority of which are noncurrent, are comprised of the following:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$46,077,000	$30,600,000
Capitalized start-up costs	—	457,000
Research and development credits	3,932,000	3,329,000
Other	587,000	491,000

Total deferred tax assets	50,596,000	34,877,000

Deferred tax liabilities:
Depreciation	(1,036,000)	(141,000)

Net deferred tax assets before valuation allowance	49,560,000	34,736,000
Less: Valuation allowance	(49,560,000)	(34,736,000)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $119.1 million and $102.9 million, respectively, available to offset future taxable income, if any. Substantially all net losses are in the United States. The federal net operating loss carryforwards will expire between 2019 and 2026 if not utilized, while the state net operating loss carryforwards will expire between 2007 and 2011 if not utilized. The Company also had combined federal and state research and development credit carryforwards of approximately $3.9 million, at December 31, 2006, which begin to expire in 2019 if not utilized. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset the Company’s deferred tax assets because the future realizability of such assets is uncertain. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company has $248,000 of net operating losses resulting from excess tax deductions relating to stock-based compensation. The Company will realize the benefit of these losses through increases to stockholders’ equity in future periods when and if the losses are utilized to reduce future tax payments.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

Federal statutory rate	34.0%	34.0%	34.0%
Research and development credits	1.0	1.7	2.5
Valuation allowance	(32.3)	(34.8)	(35.1)
Other, net	(2.7)	(0.9)	(1.4)

Effective tax rate	—%	—%	—%

10.	Stock-Based Awards

As of December 31, 2006, the Company has reserved 3,192,081 shares of common stock for issuance upon exercise of stock options, 21,697 shares for issuance under the 2005 Purchase Plan and 73,460 shares for issuance upon exercise of warrants.

Stock Options

The Company maintains the 1999 Stock Option and Grant Plan (the “1999 Plan”) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (“ISOs”) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. Effective upon the closing of the Company’s initial public offering, no further grants have been or will be made under the 1999 Plan. ISOs under the 1999 Plan were granted only to employees, while nonqualified stock options under the 1999 Plan were granted to officers, employees, consultants and advisors of the Company. The Company’s board of directors (the “Board”) determined the option exercise price for incentive and nonqualified stock options and grants, and in no event were the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time of grant, or less than 110% of the fair market value of the common stock in the event that the employee owned 10% or more of the Company’s capital stock. All stock options issued under the 1999 Plan expire 10 years from the date of grant and the majority of these grants were exercisable upon the date of grant into restricted common stock, which vests over a period of four years. Prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock, of which 45,755 shares remain outstanding at December 31, 2006.

In October 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the lesser of (a) 600,000 shares, or (b) 3% of the then outstanding shares of the Company’s common stock, or (c) a number determined by the Board. Unless otherwise specified by the Board or Compensation Committee, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. Stock option grants to directors expire five years from the date of grant and vest 100% on date of grant. At December 31, 2006, options for the purchase of 123,651 shares of common

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock are available for future grant under the 2005 Plan. Effective January 1, 2007, the number of shares available for grant under the 2005 Plan was increased by 600,000 shares.

During 2006, 2005 and 2004, the Company granted a consultant options to purchase 7,500, 5,849 and 14,624 shares of common stock at an exercise price of $8.15 per share, $6.84 per share and $5.47 per share, respectively. The fair value of the 2006, 2005 and 2004 option grants was $6.35, $5.88 and $4.69 per share, respectively, which has been recorded as stock-based compensation and is being recognized ratably over the awards’ vesting period. Further, these stock options will be marked to market over their vesting period based upon changes in fair value of the award. During 2005, 47,579 shares were exercised by the consultant at a weighted average exercise price of $4.24 per share.

The fair value of options granted to consultants is estimated on the date of grant and at each remeasurement date using the Black-Scholes option-pricing model. The following assumptions were used for grants made in 2006, 2005 and 2004: dividend yield of zero percent for each year; expected volatility of 85% for each year; risk free interest rates ranging from 4.63 to 4.68 percent; and expected life ranging from 7 to 10 years. Stock-based compensation expense related to stock options granted to consultants was $57,409, $181,620 and $78,426 for 2006, 2005 and 2004, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

With the exception of one stock option award, all stock option awards granted to employees during 2006, 2005 and 2004 were made at exercise prices equal to or greater than the then fair value of the Company’s common stock. The Company granted 208,962 stock options to a newly hired executive officer (the “Executive”) on October 25, 2004 with an exercise price of $4.10 per share, which was lower than the fair value at the date of grant of $5.47 per share. The intrinsic value of $1.37 per option is being recognized as compensation expense over the four-year vesting period. The Executive’s stock option award was modified in March 2006 as a result of Internal Revenue Code Section 409A. In connection with the modification, the Executive’s exercise price was changed to its fair market value on date of grant, $5.47 per share, in exchange for $115,750 in cash paid in January 2007 and 13,027 shares of restricted stock that began vesting on January 1, 2007. The modification resulted in additional compensation expense of $115,750 in 2006 and will result in stock-based compensation expense of approximately $110,000 and $60,000 in 2007 and 2008, respectively.

During 2006, the Company entered into restricted stock agreements with three executives pursuant to which 30,449 shares were granted with restriction periods of three months to four years at market prices ranging from $8.92 to $13.05. The fair market value of the shares was measured on the date of grant and is being amortized to expense over the respective vesting periods. During the year ended December 31, 2006, stock-based compensation relating to these shares charged to operations was $89,482. At December 31, 2006, the weighted-average grant date fair value and weighted-average remaining contractual life for outstanding shares of restricted stock was $11.40 and 4.1 years, respectively.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity under all plans is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,683,286	$6.22	1,690,556	$3.97	1,290,814	$3.63
Granted	754,642	$9.25	1,217,970	$9.02	487,879	$4.90
Exercised	(177,757)	$4.08	(128,729)	$4.14	(1,455)	$3.62
Forfeited or expired	(191,741)	$8.96	(96,511)	$5.03	(86,682)	$4.18

Outstanding at end of year	3,068,430	$7.00	2,683,286	$6.22	1,690,556	$3.97

Vested at end of year	1,705,007	$5.77	1,249,030

Exercisable at end of year	1,959,785	$5.80	1,448,571		865,116

The aggregate intrinsic value at December 31, 2006 was $2.6 million for stock options outstanding, $3.3 million for stock options vested and $3.9 million for stock options exercisable. The intrinsic value for stock options outstanding, vested and exercisable is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of December 31, 2006, excluding out-of-the-money awards. The total intrinsic value of options exercised during the year ended December 31, 2006 was $764,000. The total fair value of shares vested during the year ended December 31, 2006 was $4.9 million.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.34 to $ 0.55	96,551	2.3 years	$0.36	96,551	$0.36
$ 1.37	2,924	3.4 years	$1.37	2,924	$1.37
$ 2.74 to $ 4.10	817,074	5.1 years	$3.88	817,074	$3.88
$ 5.47 to $ 6.84	592,685	7.8 years	$6.03	588,823	$6.03
$ 7.90 to $ 9.27	1,163,696	7.0 years	$8.51	237,240	$8.54
$ 9.63 to $11.19	107,900	4.9 years	$10.69	84,000	$10.83
$12.28 to $13.65	287,600	5.4 years	$12.68	133,173	$12.59

$0.34 to $13.65	3,068,430	6.2 years	$7.00	1,959,785	$5.80

The following table summarizes the status of the Company’s nonvested stock options:

		Weighted
		Average
		Grant-Date
Fixed Options	Shares	Fair Value

Nonvested at December 31, 2005	1,434,256	$7.89
Granted	754,642	$9.25
Vested	(633,734)	$7.76
Forfeited	(191,741)	$8.96

Nonvested at December 31, 2006	1,363,423	$8.54

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain outstanding stock option awards are subject to an early exercise provision. Upon exercise, the award was initially subject to a repurchase right in favor of the Company. The repurchase right terminated upon the closing of the Company’s initial public offering.

As of December 31, 2006, approximately $4.2 million of unrecognized stock compensation cost related to nonvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.5 years.

Employee Stock Purchase Plan

The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January or July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the Company’s common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee.

The weighted-average fair value of stock purchase rights granted as part of the Company’s 2005 Purchase Plan during the year ended December 31, 2006 was $2.30 per share. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31,
2006

Expected life	6 months
Risk-free interest rate	4.42% - 5.11%
Expected stock price volatility	50.9% - 67.0%
Expected dividend yield	—

On June 30, 2006, the Company’s first offering under the 2005 Purchase Plan closed, resulting in the purchase of 10,748 shares of common stock on behalf of employee participants. On December 29, 2006, the Company’s second offering under the 2005 Purchase Plan closed, resulting in the purchase of 17,555 shares of common stock on behalf of employee participants. As of December 31, 2006, the maximum number of shares available for future issuance under the 2005 Purchase Plan is 21,697.

The Company recognized share-based compensation expense of $57,000 for the year ended December 31, 2006 relating to the 2005 Purchase Plan.

11.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the 401(k) Plan) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $563,000, $363,000 and $214,000 to the 401(k) Plan in 2006, 2005 and 2004, respectively.

12.	Stockholders’ Equity

Common and Preferred Stock

On June 14, 2006, the Company completed a follow-on public offering of 6,325,000 shares of its common stock at a price of $8.75 per share and with aggregate net proceeds of approximately $51.3 million.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 15, 2005, the Board declared a one-for-1.3676 reverse stock split of the outstanding shares of common stock. All references in the consolidated financial statements to the number of shares outstanding, per share amounts and stock option data of the Company’s common stock have been retroactively adjusted to reflect the effect of the reverse stock split for all periods presented.

On July 8, 2005, the Company amended its certificate of incorporation, as amended to (a) increase the number of authorized shares of preferred stock to 15,759,660 shares and (b) designate 2,197,801 shares of Series F-1 Preferred Stock. On September 19, 2005, the Company further amended its certificate of incorporation, as amended to authorize 30,000,000 shares of common stock. On October 14, 2005, the Company authorized 5,000,000 shares of undesignated preferred stock. In connection with its initial public offering, the Company further amended and restated its certificate of incorporation to authorize 100,000,000 shares of common stock, par value $0.001 per share.

Prior to the initial public offering, the Company had authorized several series of preferred stock, $0.001 par value, of which 1,875,000 shares were designated as Series B, 1,155,169 shares were designated as Series C, 5,011,173 shares were designated as Series D, 2,690,846 shares were designated as Series E, 2,829,671 shares were designated as Series F and 2,197,801 shares were designated as Series F-1.

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

Warrants

At December 31, 2006, warrants to purchase a total of 73,460 shares of common stock were outstanding. These warrants have a weighted average exercise price of $8.17 per share and expire in December 2011. During the year ended December 31, 2006, certain warrant holders exercised warrants to purchase 78,522 shares of the Company’s common stock for aggregate proceeds of approximately $503,000. During the year ended December 31, 2005, certain warrant holders exercised warrants to purchase 31,304 shares of the Company’s common stock for aggregate proceeds of approximately $223,000.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Related-Party Transactions

The Company purchases completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, an entity owned by a stockholder of the Company and member of the Company’s Board of Directors. The Company purchased approximately $4.1 million, $896,000 and $232,000 during 2006, 2005 and 2004, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $926,000 and $81,000 at December 31, 2006 and 2005, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

14.	Subsequent Event

On January 4, 2007, the Company entered into a seven-year Supply Agreement (the “Supply Agreement”) with Medisystems that expires on December 31, 2013. Prior to this Supply Agreement, the Company purchased products from Medisystems through purchase orders. Pursuant to the terms of the Supply Agreement, the Company will purchase no less than ninety percent (90%) of its North American requirements (“Requirements”) for disposable cartridges (the “Products”) for use with its System One from Medisystems.

On January 5, 2007, the Company entered into a long-term supply agreement with Membrana GmbH pursuant to which Membrana has agreed to supply, on an exclusive basis, capillary membranes for use in the filters used with the System One for ten years. In exchange for Membrana’s agreement to pricing reductions based on volumes ordered, the Company has agreed to purchase a base amount of membranes per year. The agreement may be terminated upon a material breach, generally following a sixty day cure period.

On February 7, 2007, the Company entered into a National Service Provider Agreement (the “Agreement”) with DaVita Inc. (“DaVita”), its largest customer. Pursuant to the terms of the Agreement, the Company granted DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. DaVita is granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than ten percent (10%) of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the agreement, the Company can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The Agreement limits, but does not prohibit, the sale by the Company of the System One for chronic patient home hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products.

The Agreement has an initial term of three years, terminating on December 31, 2009, and DaVita has the option of renewing the Agreement for four additional periods of six months if DaVita meets certain patient volume targets.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Agreement, DaVita committed to purchase all of its existing System One equipment currently being rented from the Company (for a purchase price of approximately $5.0 million) and to buy a significant percentage of its future System One equipment needs. DaVita is granted most favored nations pricing for the products purchased under the Agreement provided that DaVita achieves certain requirements, including certain patient volume targets. Further, the Agreement contemplates certain collaborations between the parties, including efforts dedicated towards advancing market awareness of the Company’s therapies and home and more frequent hemodialysis.

Either party may terminate the Agreement if the other party becomes the subject of bankruptcy or similar proceedings or loses its eligibility to bill for services under the Medicare or Medicaid programs.

In connection with the Agreement, the Company issued and sold to DaVita 2,000,000 shares (the “Shares”) of its common stock, $0.001 par value per share, at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million pursuant to the terms of the Stock Purchase Agreement dated as of February 7, 2007 by and between the Company and DaVita (the “Stock Purchase Agreement”). The Shares represent approximately seven percent (7%) of the Company’s issued and outstanding shares of common stock.

In connection with the issuance of the Shares, the Company and DaVita entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-3 with respect to the resale by DaVita of the Shares, and for the registration statement to be declared effective by the SEC. In addition, the Company shall use commercially reasonable efforts to keep the Registration Statement continuously effective until the date which is the earliest of (i) two years after the Registration Statement is declared effective by the SEC, (ii) such time as all the securities covered by the Registration Statement have been publicly sold or (iii) such time as all securities may be sold pursuant to Rule 144(k) without volume restrictions. If the Company is unable to meet the above registration requirements, the Company must (a) transfer cash consideration to DaVita equal to one percent (1.0%) of the aggregate purchase price paid for the Shares (i.e., $200,000) and (b) make a monthly pro rata cash payment equal to 1.0% of the aggregate purchase price until cured. The Registration Rights Agreement provides for no limitation to the maximum potential consideration that may be paid by the Company. The Company believes the likelihood is remote that it will owe an obligation resulting from the Registration Rights Agreement.

15.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$3,400,722	$4,546,273	$5,511,774	$7,353,295
Gross profit (deficit)	(1,456,532)	(1,457,356)	(1,108,494)	(1,286,851)
Net loss	(9,254,970)	(10,387,831)	(9,575,636)	(10,411,335)
Net loss per common share, basic and diluted	$(0.44)	$(0.46)	$(0.34)	$(0.37)

	Year Ended December 31, 2005
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$1,033,792	$1,403,383	$1,496,785	$2,059,779
Gross profit (deficit)	(748,373)	(657,996)	(774,079)	(1,411,099)
Net loss	(4,909,131)	(5,606,652)	(6,589,913)	(7,373,914)
Net loss per common share, basic and diluted	$(1.91)	$(2.18)	$(2.57)	$(0.49)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of NxStage’s disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, NxStage’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on NxStage’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in NxStage’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, NxStage’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We, as management of NxStage Medical, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2006.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on management’s assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that NxStage Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NxStage Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NxStage Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of NxStage Medical, Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 14, 2007

Item 9B.	Other Information

None.

PART III

We have included information about our executive officers in Part I of the report under the caption “Executive Officers of the Registrant”.

The information required by Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1 — Election of Directors,” “Corporate Governance,” “Information about Executive Officer and Director Compensation,” “Certain Relationships and Related Transactions, and Director Independence,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

The following consolidated financial statements are filed as part of this Annual Report under “Item 8 — Financial Statements and Supplementary Data”:

(b) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are incorporated herein by referenced and are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Jeffrey H. Burbank
Jeffrey H. Burbank
President and Chief Executive Officer
March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	President, Chief Executive Officer and Director	March 15, 2007

/s/ Robert S. Brown Robert S. Brown	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Philippe O. Chambon Philippe O. Chambon, M.D., Ph.D.	Chairman of the Board of Directors	March 15, 2007

/s/ Daniel A. Giannini Daniel A. Giannini	Director	March 15, 2007

/s/ Craig W. Moore Craig W. Moore	Director	March 15, 2007

/s/ Reid S. Perper Reid S. Perper	Director	March 15, 2007

/s/ Peter P. Phildius Peter P. Phildius	Director	March 15, 2007

/s/ David S. Utterberg David S. Utterberg	Director	March 15, 2007

EXHIBIT INDEX

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

		Articles of Incorporation and By-Laws
3.1		Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005	333-126711
3.2		Amended and Restated By-Laws	S-1/A	3.5	10/7/2005	333-126711
		Instruments Defining the Rights of Security Holders
4.1		Specimen Certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005	333-126711
		Material Contracts — Management Contracts and Compensation Plans
10	.1#	1999 Stock Option and Grant Plan, as amended	S-1/A	10.1	10/7/2005	333-126711
10	.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.2	10/7/2005	333-126711
10	.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.3	10/7/2005	333-126711
10	.4#	2005 Stock Incentive Plan, together with Form of Incentive Stock Option Agreement and Form of Nonstatutory Stock Option Agreement	S-1/A	10.22	10/20/2005	333-126711
*10	.5#	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan
10	.6#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005	333-126711
10	.7#	Employment Agreement dated October 17, 2005 between the Registrant and Philip R. Licari	S-1/A	10.13	10/20/2005	333-126711
10	.8#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005	333-126711
10	.9#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005	333-126711
*10	.10#	Employment Agreement dated November 27, 2006 between Registrant and Robert S. Brown
10	.11#	Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.4	5/5/2006	000-51567
10	.12#	Amendment to Non-Qualified Stock Option Agreement dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.5	5/5/2006	000-51567
10	.13#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005	333-126711
10	.14#	Summary of 2006 Executive Compensation and 2006 Corporate Bonus Plan	S-1	10.25	5/17/2006	333-134187
10	.15#	Director Compensation Policy	10-Q	10.2	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

		Material Contracts — Credit Agreements and Warrants
10.16		Loan and Security Agreement dated December 23, 2004 by and between the Registrant and Lighthouse Capital Partners V, L.P.	S-1	10.4	7/19/2005	333-126711
10.17		Second Promissory Note made December 29, 2004 by Registrant in favor of Lighthouse Capital Partners V, L.P.	S-1	10.5	7/19/2005	333-126711
10.18		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners IV, L.P.	S-1	10.6	7/19/2005	333-126711
10.19		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners V, L.P.	S-1	10.7	7/19/2005	333-126711
10.20		Warrant to Purchase Series E Preferred Stock dated September 26, 2002 issued to Comerica Bank	S-1	10.8	7/19/2005	333-126711
10.21		Loan and Security Agreement dated as of May 15, 2006 between the Silicon Valley Bank and the Registrant
		Material Contracts — Leases	S-1	10.24	5/17/2006	333-126711
10.22		Standard Form Commercial Lease dated October 17, 2000 between the Registrant and Heritage Place, LLC, as amended by Modification to Standard Form Commercial Lease	S-1	10.10	7/19/2005	333-126711
10.23		Commercial Tenancy-At-Will Agreement dated March 14, 2005 between the Registrant and Osgood St., LLC, as amended by Modification to Tenancy-At-Will Agreement	S-1	10.11	7/19/2005	333-126711
		Material Contracts — Supply Agreements and Production Agreements
10	.24†	Supply Agreement dated as of October 26, 2004 between the Registrant and B. Braun Medizintechnologie GmbH	S-1	10.17	7/19/2005	333-126711
10	.25†	Supply Agreement dated October 1, 2004 between the Registrant, EIR Medical, Inc. and Membrana GmbH	S-1	10.18	7/19/2005	333-126711
10	.26†	Production Agreement dated as of June 27, 2005 between the Registrant and KMC Systems, Inc.	S-1	10.19	7/19/2005	333-126711
*10	.27†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH
*10	.28†	Supply Agreement dated as of January 1, 2007 between the Registrant and Medisystems Corporation
*10	.29†	National Service Provider Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.
10	.30†	Supply Agreement dated March 27, 2006 between the Registrant and Laboratorios PISA S.A. de C.V.	10-Q	10.01	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

		Material Contracts — Stock Purchase, Investor Rights and Registration Rights Agreements
*10	.31	Stock Purchase Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.
*10	.32	Registration Rights Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.
10.33		Investors’ Rights Agreement dated June 30, 1999 between the Registrant and the Investors, as amended on January 24, 2000, May 24, 2001, April 15, 2003, August 18, 2004, December 23, 2004 and July 8, 2005	S-1	10.9	7/19/2005	333-126711
*21	.1	List of Subsidiaries
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*32	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.