Form 10-Q
period 2007-03-31
NxStage Medical, Inc.
filed 2007-05-09
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     There were 29,924,152 shares of the registrant’s common stock issued and outstanding as of the close of business on May 3, 2007.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,189,692	$49,958,540
Short-term investments	17,481,298	11,843,275
Accounts receivable, net (including affiliate amounts of $2,106,395 and $769,040, respectively)	7,073,365	4,301,557
Inventory	13,302,342	10,419,030
Prepaid expenses and other current assets	719,419	1,014,688

Total current assets	91,766,116	77,537,090

Property and equipment, net	3,234,929	3,025,560
Field equipment, net	19,794,189	20,615,952
Other assets	6,779,118	546,178

Total assets	$121,574,352	$101,724,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,993,380	$5,918,437
Accrued expenses	4,683,108	4,104,058
Current portion of long-term debt	2,800,000	2,800,000

Total current liabilities	16,476,488	12,822,495

Deferred rent obligation	633,409	648,604
Deferred revenue	10,468,349	228,542
Long-term debt	3,916,667	4,616,667

Total liabilities	31,494,913	18,316,308

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 29,923,695 and 27,806,543 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	29,924	27,807
Additional paid-in capital	225,505,287	206,848,097
Accumulated deficit	(135,633,566)	(123,640,441)
Accumulated other comprehensive income	177,794	173,009

Total stockholders’ equity	90,079,439	83,408,472

Total liabilities and stockholders’ equity	$121,574,352	$101,724,780

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues (includes $1,884,166 and $456,394, respectively, from affiliate)	$8,373,993	$3,400,722
Cost of revenues	9,917,161	4,857,254

Gross profit (deficit)	(1,543,168)	(1,456,532)

Operating expenses:
Selling and marketing	4,731,580	3,192,983
Research and development	1,435,806	1,778,894
Distribution	2,344,441	1,289,599
General and administrative	2,667,022	1,974,729

Total operating expenses	11,178,849	8,236,205

Loss from operations	(12,722,017)	(9,692,737)

Other income (expense):
Interest income	903,960	595,407
Interest expense	(175,068)	(157,640)

	728,892	437,767

Net loss	$(11,993,125)	$(9,254,970)

Net loss per share, basic and diluted	$(0.41)	$(0.44)

Weighted-average shares outstanding, basic and diluted	29,019,836	21,182,717

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,993,125)	$(9,254,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,435,289	497,740
Amortization/write-off of debt discount	—	35,208
Stock-based compensation	760,093	495,406
Changes in operating assets and liabilities:
Accounts receivable	(2,771,809)	(1,221,270)
Inventory	(9,377,236)	(4,416,148)
Prepaid expenses and other current assets	292,686	151,597
Accounts payable	3,063,327	2,689,146
Accrued expenses	756,481	551,708
Deferred rent obligation	(15,195)	(8,322)
Deferred revenue	7,239,808	—

Net cash used in operating activities	(10,609,681)	(10,479,905)

Cash flows from investing activities:
Purchases of property and equipment	(401,246)	(512,327)
Purchases of short-term investments	(5,638,023)	(14,692,810)
Increase in other assets	(209,293)	(158,555)

Net cash used in investing activities	(6,248,562)	(15,363,692)

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	19,957,344	—
Proceeds from stock option and purchase plans	941,870	15,228
Repayment of loans and lines of credit	(700,000)	(411,707)

Net cash provided by (used in) financing activities	20,199,214	(396,479)

Foreign exchange effect on cash and cash equivalents	(109,819)	51,449

Increase (decrease) in cash and cash equivalents	3,231,152	(26,188,627)
Cash and cash equivalents, beginning of period	49,958,540	61,223,377

Cash and cash equivalents, end of period	$53,189,692	$35,034,750

Supplemental Disclosure
Cash paid for interest	$172,606	$57,653

Noncash Investing Activities
Transfers from inventory to field equipment	$6,648,751	$2,866,506

Noncash Financing Activities
Deferred compensation and paid-in capital	$1,517	$16,731

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
     As of March 31, 2007, the Company had approximately $70.7 million of cash, cash equivalents and short-term investments. The Company has experienced and continues to experience negative operating margins and cash flow from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash to meet its funding requirements at least through 2007. The Company expects to be able to extend the availability of its cash resources through the sale rather than rental of its System One cyclers to chronic customers in the future. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its business development activities, which could harm the growth of its business.
     Basis of Presentation
     The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The interim financial statements and notes thereto have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may ultimately be achieved for the entire year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     On February 7, 2007, the Company entered into a National Service Provider Agreement with DaVita Inc., its largest customer. In connection with this National Service Provider Agreement, the Company sold 2,000,000 shares of its common stock to DaVita for $10 per share, for an aggregate purchase price of $20.0 million. As a result of the common stock purchase, DaVita acquired approximately 7% of the Company, making DaVita an affiliate. The accompanying consolidated financial statements have been presented to include affiliate transactions and balances.
2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates
     The preparation of the Company’s condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(c) Revenue Recognition
     The Company recognizes revenue from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     Chronic Care Market
     Prior to 2007, the Company derived revenue in the chronic care market from short-term rental arrangements with its customers as its principal business model in the chronic care market. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. In the chronic care market, rental arrangements continue to represent the majority of the arrangements the Company has with its customers.
     Beginning in 2007, the Company entered into long-term customer contracts to sell the System One and PureFlow SL equipment along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. The equipment and related items provided to the Company’s customers in these arrangements are considered a multiple-element sales arrangement pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment are deferred, and are recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service, which is five to seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.
     The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, Inc. on February 7, 2007. Pursuant to EITF 00-21, the Company considers these agreements a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2,000,000 shares of the Company’s common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. During the three months ended March 31, 2007, the Company recognized revenue of $71,428 associated with the $3.0 million premium.
     Critical Care Market
     In the critical care market, the Company structures sales as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer.

Revenue under these arrangements is recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care revenue is derived from direct product sales.
     Our contracts provide for training, technical support and warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranties, the revenue is recognized ratably over the warranty period.
(d) Deferred Costs
     Costs relating to equipment sold in the chronic care market for which deferral of revenue is required are capitalized and amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs relating to equipment sold in the chronic care market at March 31, 2007 and December 31, 2006 totaled $6.2 million and zero, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Amortization of deferred costs charged to cost of revenue was $79,700 and zero for the three months ended March 31, 2007 and 2006, respectively.
(e) Foreign Currency Translation and Transactions
     Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the condensed consolidated statements of operations. The Company’s foreign exchange losses totaled approximately $46,000 and $30,000 for the three months ended March 31, 2007 and 2006, respectively.
(f) Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in federal agency securities, certificates of deposit, commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.
     The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified all of its short-term investments in marketable securities as held-to-maturity for the periods ended March 31, 2007 and December 31, 2006. Held-to-maturity securities are carried at amortized cost because the Company has the intent and ability to hold investments to maturity.
     Held-to-maturity securities consisted of the following:

	March 31,	December 31,
	2007	2006
Commercial paper	$12,446,781	$4,896,000
U.S. government securities	2,668,525	5,008,312
Certificates of deposit	2,365,992	1,938,963

Total held-to-maturity securities	$17,481,298	$11,843,275

     At March 31, 2007, maturities of all held-to-maturity securities were less than one year. At March 31, 2007, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
(g) Fair Value of Financial Instruments and Concentration of Credit Risk
     Financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates their carrying value due to the short period of time to their maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of long-term debt approximates fair value.
(h) Inventory
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
     Inventories at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Purchased components	$4,454,613	$2,864,892
Finished goods	8,847,729	7,554,138

	$13,302,342	$10,419,030

     Inventory is shown net of a valuation reserve of approximately $208,000 and $492,000 at March 31, 2007 and December 31, 2006, respectively.
(i) Property and Equipment and Field Equipment
     Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows:

	March 31,	December 31,
	2007	2006
Machinery, equipment and tooling	$2,713,490	$2,572,332
Leasehold improvements	1,001,000	987,307
Computer and office equipment	1,002,526	958,916
Furniture	408,694	408,694
Construction-in-process	656,740	436,902

	5,782,450	5,364,151
Less accumulated depreciation and amortization	(2,547,521)	(2,338,591)

Property and equipment, net	$3,234,929	$3,025,560

     Depreciation expense for property and equipment was $202,000 and $149,000 for the three months ended March 31, 2007 and 2006, respectively.
     Field equipment is carried at cost less accumulated depreciation as follows:

	March 31,	December 31,
	2007	2006
Field equipment	$23,574,466	$24,101,844
Less accumulated depreciation and amortization	(3,780,277)	(3,485,892)

Field equipment, net	$19,794,189	$20,615,952

     During the three months ended March 31, 2007, the Company sold equipment to customers in the chronic care market who were formerly renting the equipment. Due to the sale of equipment, $6.2 million of net field equipment costs were reclassified to deferred costs and are being amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs are included within other assets in the accompanying balance sheet.
     Depreciation expense for field equipment was $1,233,000 and $349,000 for the three months ended March 31, 2007 and 2006, respectively.

     The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life
Machinery, equipment and tooling	5 years
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Furniture	7 years
Field equipment	5 years
(j) Accounting for Stock-Based Compensation
     Stock-Based Compensation
     Until December 31, 2005, the Company accounted for stock-based employee compensation awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense was recorded for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise price were fixed. The difference between the fair value of the Company’s common stock and the exercise price of the stock option, if any, was recorded as deferred compensation and was amortized to compensation expense over the vesting period of the underlying stock option. All stock-based awards to nonemployees were accounted for at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related interpretations.
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
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three months ended March 31, 2007 and 2006 was $609,823 and $443,350 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2007 and 2006 was $0.02 and $0.02 higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
     Pursuant to SFAS 123R, the Company reclassified $259,910 of deferred compensation relating to non-qualified stock options awarded to an executive and a consultant to additional paid-in capital on January 1, 2006.
     The Company recognized the impact of its share-based payment plans in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 under SFAS 123R. The following table presents the captions in which share-based compensation expense is included in the Company’s consolidated statement of operations, including share-based compensation recorded in accordance with APB No. 25:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cost of revenues	$40,785	$11,250
Selling and marketing	209,206	112,069
Research and development	40,123	28,036
Distribution	—	2,297
General and administrative	469,979	341,754

Total	$760,093	$495,406

     The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $5.77 and $9.06, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Expected life	4.75 years (1)	4.75 years (1)
Risk-free interest rate	4.63% – 4.75% (2)	4.35% – 4.75% (2)
Expected stock price volatility	75% (3)	85% (3)
Expected dividend yield	—	—

(1)	The expected term was determined using the simplified method for estimating expected option life of “plain-vanilla” options.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

(3)	Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the stock volatility of the common stock of comparable companies in the medical device and technology industries. During the three months ended March 31, 2007, the Company updated its stock volatility analysis, which yielded a volatility rate of 75%. The Company used a volatility rate assumption of 75% for stock options granted during the three months ended March 31, 2007.
     The Company has estimated expected forfeitures of stock options with the adoption of SFAS 123R and records stock-based compensation net of estimated forfeitures. In developing a forfeiture rate estimate, the Company considered its historical experience, its growing employee base and the limited trading history of its common stock.
(k) Warranty Costs
     For a period of one year following the delivery of products to its critical care customers, the Company provides for product repair or replacement if it is determined that there is a defect in material or manufacture of the product. For sales into the critical care market, the Company accrues estimated warranty costs at the time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. Following is a rollforward of the Company’s warranty accrual for the three months ended March 31, 2007:

Balance at December 31, 2006	$172,244
Provision	83,820
Usage	(79,851)

Balance at March 31, 2007	$176,213

(l) Distribution Expenses
     Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $8,961 and $15,397 for the three months ended March 31, 2007 and 2006, respectively.
(m) Research and Development Costs
     Research and development costs are charged to operations as incurred.
(n) Income Taxes
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
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption and as of March 31, 2007, the Company had no unrecognized tax benefits recorded.
     The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2007, the Company had no interest and penalty accrual or expense.
(o) Net Loss per Share
     The Company calculates net loss per share based on the weighted average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	March 31,
	2007	2006
Options to purchase common stock	1,377,928	1,028,514
Warrants to purchase common stock	18,750	172,321

Total	1,396,678	1,200,835

(p) Comprehensive Income (Loss)
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
     At March 31, 2007 and December 31, 2006, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

(q) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (1) a new definition of fair value, (2) a fair value hierarchy used to classify the source of information used in fair value measurements, (3) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (4) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). The Company is currently evaluating the expected impact of SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.
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
     On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% at March 31, 2007). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and an additional $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within certain net loss parameters. The Company is also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all assets of the Company other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. At March 31, 2007, the Company had outstanding borrowings of $6.7 million and $11.6 million of borrowing availability under the equipment line of credit.
     Annual maturities of principal under the Company’s debt obligations at March 31, 2007 are as follows:

2007	$2,100,000
2008	2,800,000
2009	1,816,667

$6,716,667

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

	Three Months Ended
	March 31,
	2007	2006
Critical care market	$2,939,297	$1,584,607
Chronic care market	5,434,696	1,816,115

Total revenues	$8,373,993	$3,400,722

     For the three months ended March 31, 2007, the Company’s affiliate represented 23% of revenues and 29% of accounts receivable at March 31, 2007, while one other customer represented 10% of accounts receivable at March 31, 2007. For the three months ended March 31, 2006, the Company’s affiliate represented 13% of revenues and 17% of accounts receivable at March 31, 2006, while one other customer represented 12% of accounts receivable as of March 31, 2006.
5. Stockholders’ Equity
Common and Preferred Stock
     On February 7, 2007, the Company sold 2,000,000 shares of its common stock to DaVita in a private placement at a price of $10.00 per share and with aggregate net proceeds of approximately $20.0 million. The shares sold to DaVita represent approximately seven percent (7%) of the Company’s issued and outstanding shares of common stock.
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
Warrants
     At March 31, 2007, warrants to purchase a total of 73,460 shares of common stock were outstanding. These warrants have a weighted average exercise price of $8.17 and expire in December 2011. There were no warrant or grant exercises during the three months ended March 31, 2007.
6. Stock-Based Awards
     At March 31, 2007, the Company has reserved 3,666,306 shares of common stock for issuance upon exercise of stock options, 21,697 shares for issuance under the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) and 73,460 shares for issuance upon exercise of warrants.
Stock Options
     The Company maintains the 1999 Stock Option and Grant Plan (the “1999 Plan”) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (“ISOs”) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. Effective upon the closing of the Company’s initial public offering, no further grants have been or will be made under the 1999 Plan. ISOs under the 1999 Plan were granted only to employees, while nonqualified stock options under the 1999 Plan were granted to officers, employees, consultants and advisors of the Company. The Company’s board of directors (the “Board”) determined the option exercise price for incentive and nonqualified stock options and grants, and in no event were the option exercise prices of an incentive stock option less than 100% of the fair market value of common stock at the time of grant, or less than 110% of the fair market value of the common stock in the event that the employee owned 10% or more of the Company’s capital stock. All stock options issued under the 1999 Plan expire 10 years from the date of grant and the majority of these grants were exercisable upon the date of grant into restricted common stock, which vests over a period of four years. Prior to the adoption of the 1999 Plan, the Company issued non-qualified options to purchase 55,252 shares of common stock, of which 45,755 shares remain outstanding at March 31, 2007.
     In October 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan will be increased annually beginning in 2007 by the least of (a) 600,000 shares, or (b) 3% of the then outstanding shares of the Company’s common stock, or (c) a number determined by the Board. During the three months ended March 31, 2007, the number of shares available for grant under the 2005 Plan was increased by 600,000 shares. Unless otherwise specified by the Board or Compensation Committee, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. Stock option grants to directors expire five years from the date of grant and vest 100% on date of grant. At March 31, 2007, options for the purchase of 649,289 shares of common stock are available for future grant under the 2005 Plan.
     A summary of the Company’s stock option activity under all plans is as follows:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Outstanding at December 31, 2006	3,068,430	$7.00
Granted	65,500	$9.11
Exercised	(107,800)	$8.74
Forfeited or expired	(9,113)	$8.78

Outstanding at March 31, 2007	3,017,017	$6.98

Vested at March 31, 2007	1,719,643	$5.83

Exercisable at March 31, 2007	1,923,965	$5.78

     The aggregate intrinsic value at March 31, 2007 was $18.9 million for stock options outstanding, $12.8 million for stock options vested and $14.4 million for stock options exercisable. The intrinsic value for stock options outstanding, vested and exercisable is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of March 31, 2007, excluding out-of-the-money awards. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $494,000 and $84,000, respectively. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $1.1 million and $286,000, respectively.
     The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.34 to $0.55	96,551	2.0 years	$0.36	96,551	$0.36
$1.37	2,924	3.2 years	$1.37	2,924	$1.37
$2.74 to $4.10	808,284	4.8 years	$3.88	808,284	$3.88
$5.47 to $6.84	585,021	7.5 years	$6.03	581,867	$6.03

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$7.90 to $9.27	1,139,087	6.6 years	$8.51	217,640	$8.50
$9.63 to $11.78	117,550	4.8 years	$10.78	84,000	$10.83
$12.28 to $13.65	267,600	5.1 years	$12.69	132,699	$12.65

$0.34 to $13.65	3,017,017	5.8 years	$6.98	1,923,965	$5.78

     The following table summarizes the status of the Company’s nonvested stock options:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Nonvested at December 31, 2006	1,363,423	$8.54
Granted	65,500	$9.11
Vested	(122,436)	$9.14
Forfeited	(9,113)	$8.78

Nonvested at March 31, 2007	1,297,374	$8.51

     Certain outstanding stock option awards are subject to an early exercise provision. Upon exercise, the award is subject to a repurchase right in favor of the Company. The repurchase right terminated upon the closing of the Company’s initial public offering.
     At March 31, 2007, approximately $6.0 million of unrecognized stock compensation cost is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan
     The Company’s 2005 Purchase Plan authorizes the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January or July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the Company’s common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee.
     The weighted-average fair value of stock purchase rights granted as part of the Company’s 2005 Purchase Plan during the three months ended March 31, 2007 and 2006 was $1.86 and $2.45, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Expected life	6 months	6 months
Risk-free interest rate	4.90%	4.42%
Expected stock price volatility	61.7%	50.9%
Expected dividend yield	—	—
     The Company recognized share-based compensation expense of $16,500 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, relating to the 2005 Purchase Plan.
7. Related-Party Transactions
Medisystems Corporation
     The Company purchases completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, an entity owned by a stockholder of the Company and member of the Company’s Board of Directors. The Company purchased approximately $2.1 million and $759,000 during the three months ended March 31, 2007 and 2006, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $658,000 and $926,000 at March 31, 2007 and December 31, 2006, respectively, and are included in accounts payable in the accompanying consolidated balance sheets. At March 31, 2007, the Company had commitments to purchase approximately $2.7 million of products from Medisystems Corporation.
     On January 4, 2007, the Company entered into a seven-year Supply Agreement (the “Medisystems Supply Agreement”), with Medisystems that expires on December 31, 2013. Prior to entering into the Medisystems Supply Agreement, the Company purchased products from Medisystems through purchase orders. Pursuant to the terms of the Medisystems Supply Agreement, the Company will purchase no less than ninety percent (90%) of its North American requirements for disposal cartridges, or Medisystems products, for use with its System One from Medisystems.
DaVita Inc.
     On February 7, 2007, the Company entered into a National Service Provider Agreement (the “DaVita Agreement”) with DaVita Inc. (“DaVita”), the Company’s largest customer. Pursuant to the terms of the Agreement, the Company granted DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. DaVita is granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than ten percent (10%) of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the DaVita Agreement, the Company can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The DaVita Agreement limits, but does not prohibit, the sale by the Company of the System One for chronic patient home hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products.
     The DaVita Agreement has an initial term of three years, terminating on December 31, 2009, and DaVita has the option of renewing the DaVita Agreement for four additional periods of six months each if DaVita meets certain patient volume targets.
     Under the DaVita Agreement, DaVita purchased all of its existing System One equipment currently being rented from the Company (for a purchase price of approximately $5.0 million) and committed to buy a significant percentage of its future System One equipment needs. DaVita is granted most favored nations pricing for the products purchased under the DaVita Agreement provided that DaVita achieves certain requirements, including certain patient volume targets. Further, the DaVita Agreement contemplates certain collaborations between the parties, including efforts dedicated towards advancing market awareness of the Company’s therapies and home and more frequent hemodialysis.
     Either party may terminate the DaVita Agreement if the other party becomes the subject of bankruptcy or similar proceedings or loses its eligibility to bill for services under the Medicare or Medicaid programs.
     In connection with the DaVita Agreement, the Company issued and sold to DaVita 2,000,000 shares (the “DaVita Shares”) of its common stock, $0.001 par value per share, at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million pursuant to the terms of the Stock Purchase Agreement dated as of February 7, 2007 by and between the Company and DaVita (the “Stock Purchase Agreement”). The Shares represent approximately seven percent (7%) of the Company’s issued and outstanding shares of common stock as of March 31, 2007. As discussed in Note 1 to these financial statements, this ownership percentage qualifies DaVita as an affiliate for financial statement presentation purposes.
     In connection with the issuance of the DaVita Shares, the Company and DaVita entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, on April 2, 2007, the Company filed a registration statement on Form S-3 with respect to the resale by DaVita of the DaVita Shares, which was declared effective by the SEC on May 8, 2007. In addition, the Company shall use commercially reasonable efforts to keep the Registration Statement continuously effective until the date which is the earliest of (i) two years after the Registration Statement is declared effective by the SEC, (ii) such time as all the securities covered by the

Registration Statement have been publicly sold or (iii) such time as all securities may be sold pursuant to Rule 144(k) without volume restrictions. If the Company is unable to meet the above registration requirements, the Company must (a) transfer cash consideration to DaVita equal to one percent (1.0%) of the aggregate purchase price paid for the Shares (i.e., $200,000) and (b) make a monthly pro rata cash payment equal to 1.0% of the aggregate purchase price until cured. The Registration Rights Agreement provides for no limitation to the maximum potential consideration that may be paid by the Company. The Company believes the likelihood is remote that it will owe an obligation resulting from the Registration Rights Agreement.
8. Commitments and Contingencies
     During the three months ended March 31, 2007, the Company entered into a long-term agreement with the Entrada Group, or Entrada, to establish manufacturing and service operations in Mexico, initially for its cycler and PureFlow SL disposables and later for its PureFlow SL hardware. The agreement obligates Entrada to provide the Company with manufacturing space, support services and a labor force through 2012. Subject to certain exceptions, the Company is obligated for the facility fees through the term of the agreement. The agreement may be terminated upon material breach, generally following a 30-day cure period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2007 and 2006, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, interest expense and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
     From our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs have been our single largest operating expense. However, with the launch of the System One in the home chronic care market, selling and marketing costs became our largest operating expense in 2006 and continued to be our largest operating expense during the three months ended March 31, 2007 as we expanded our U.S. sales force to increase market share and grow revenues.
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
     We sell our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of patients with ESRD and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The United States Food and Drug Administration, or FDA, has

cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our product may be used by our customers to treat patients suffering from ESRD or acute kidney failure and we have separate marketing and sales efforts dedicated to each market.
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
     In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. Since its launch, PureFlow SL penetration has reached approximately 47% of all of our chronic patients. The product is still early in its commercial launch and we continue to work to improve product reliability and user experience, based upon customer feedback. We expect that over time our chronic care home patients will predominantly use our PureFlow SL module at home and will use bagged fluid for travel and use outside of the home. Bagged fluids will continue to be used in the critical care market.
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
     Our System One is produced through internal and outsourced manufacturing. We purchase many of the components and subassemblies included in the System One, as well as the disposable cartridges used in the System One, from third-party manufacturers, some of which are single source suppliers. In addition to outsourcing with third-party manufacturers, we assemble, package and label a quantity of disposable products in our leased facilities in Lawrence, Massachusetts and North Andover, Massachusetts. NxStage GmbH & Co. KG, our wholly-owned German subsidiary, is the sole manufacturer of the dialyzing filter that is a component of the disposable cartridge used in the System One. During the three months ended March 31, 2007, we entered into a long-term agreement with the Entrada Group, or Entrada, to establish manufacturing and service operations in Mexico, initially for our cycler and PureFlow SL disposables and later for our PureFlow SL hardware. The agreement obligates Entrada to provide us with manufacturing space, support services and a labor force through 2012. The agreement may be terminated upon material breach, generally following a 30-day cure period.
     We market the System One through a direct sales force in the United States primarily to dialysis clinics and hospitals and we expect revenue from this source to continue to increase in the near future. Our revenues were $8.4 million for the three months ended March 31, 2007, a 146% increase from revenues of $3.4 million in the three months ended March 31, 2006 and a 14% increase from revenues of $7.4 million for the three months ended December 31, 2006. We have increased the number of sales representatives in our combined sales force from 25 at March 31, 2006 to 29 at March 31, 2007. We expect to add additional sales and marketing personnel as needed in the future. At March 31, 2007, 1,295 ESRD patients were using the System One at 200 dialysis clinics, compared to 459 ESRD patients at 97 dialysis clinics at March 31, 2006, and compared to 1,022 ESRD patients at 174 dialysis clinics at December 31, 2006. In addition, at March 31, 2007, 82 hospitals were using the System One for critical care therapy, compared to 54 and 77 hospitals at March 31, 2006 and December 31, 2006, respectively.

     The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated:

	Three Months Ended
	March 31,
	2007		2006
Critical care	$2,939,297	35.1%	$1,584,607	46.6%
Chronic care	5,434,696	64.9%	1,816,115	53.4%

Total	$8,373,993	100%	$3,400,722	100%

     We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and operations. Our accumulated deficit at March 31, 2007 was $135.6 million. We expect our revenue in the chronic care market to increase faster than those in the critical care market and believe they will continue to represent the majority of our revenues.
Statement of Operations Component
Revenues
     Our product consists of the System One, an electromechanical device used to circulate the patient’s blood during therapy (the cycler); a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy, sold either in premixed bags or prepared with our PureFlow SL module. We distribute our products in two markets: the chronic care market and the critical care market. We define the chronic care market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our product may be used by our customers to treat patients suffering from either condition and we have separate marketing and sales efforts dedicated to each market.
     We derive our revenue from the sale and rental of equipment and the sale of the related disposable products. In the critical care market, we generally sell the System One and disposables to hospital customers. In the chronic care market, customers rent or purchase the machine and then purchase the related disposable products based on a specific patient prescription. We generally recognize revenue when a product has been delivered to our customer, or, in the chronic care market, for those customers that rent the System One, we recognize revenue on a monthly basis in accordance with a contract under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month. For customers that purchase the System One in the chronic care market, we recognize revenue from the equipment sale ratably over the expected service obligation period, while disposable product revenue is recognized upon delivery.
     Our rental contracts with dialysis centers for ESRD patients generally include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL module. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
     During the three months ended March 31, 2007, we entered into long-term contracts with three larger dialysis chains, including DaVita, Inc., or DaVita, which was our largest customer during the three months ended March 31, 2007. Revenues from DaVita represented approximately 23% of our revenues during the three months ended March 31, 2007, and we expect revenue from DaVita will continue to account for a significant portion of our revenues for the remainder of 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the customer the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. During the three months ended March 31, 2007, two of these dialysis chain customers elected to purchase, rather than rent, a significant percentage of their System One equipment currently in use. It is not clear what percentage of our customers, if any, will migrate to this model, and we expect, at least in the near term, that the majority of our customers will continue to rent the System One in the chronic care market.
Cost of Revenues
     Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, service of System One equipment that we rent and sell to customers and production overhead. It also includes the cost of inspecting, servicing and repairing equipment prior to sale or during the warranty period and stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third party suppliers, product reliability and related servicing costs and the design of the products.
     We are currently operating at negative gross profit as we continue to build a base of recurring revenue. We expect the cost of revenues as a percentage of revenues to decline over time for four general reasons. First, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices along with broader options and efficiencies in indirect manufacturing overhead costs. Second, we are introducing several process and product design changes that have inherently lower cost than our current products. For example, in July 2006 we commercially released our PureFlow SL module, which is expected to reduce our cost of revenues and distribution costs by reducing the volume of dialysate fluid which we currently purchase and ship to customers. Third, we plan to move the manufacture of certain of our products, including the System One cycler, to lower labor cost markets. Fourth, and finally, we continue to improve product reliability.
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
     Distribution. Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreement with our customers, and salary, benefits and stock-based compensation for distribution personnel. We use common carriers and freight companies to deliver our products, and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenue due to expected efficiencies gained from increased business volume, the expected customer adoption of our PureFlow SL module, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment.
     General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees for outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our growing business.
Results of Operations
     The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	March 31,
	2007	2006
Revenues	100%	100%
Cost of revenues	118	143

Gross profit (deficit)	(18)	(43)

Operating expenses:
Selling and marketing	57	94
Research and development	17	52
Distribution	28	38
General and administrative	32	58

Total operating expenses	134	242

Loss from operations	(152)	(285)

Other income (expense):
Interest income	11	18
Interest expense	(2)	(5)

	9	13

Net loss	(143)%	(272)%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
Revenues
     Our revenues for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Revenues	$8,374	$3,401	$4,973	146%

     The increase in revenues was attributable to increased sales and rentals of the System One in both the critical care and chronic care markets, primarily as a result of an increase in the number of chronic care patients on therapy resulting from increased sales and marketing efforts. The number of chronic care patients on therapy was 1,295 at March 31, 2007 compared to 459 at March 31, 2006. In addition, during the three months ended March 31, 2007 we increased the number of dialysis clinics offering the System One by 26, bringing the total number of clinics to 200. Revenues in the chronic care market increased to $5.4 million in the three months ended March 31, 2007 compared to $1.8 million in the three months ended March 31, 2006, an increase of 199%, while revenues in the critical care market increased 85% to $2.9 million in the three months ended March 31, 2007, compared to $1.6 million in the three months ended March 31, 2006. During the three months ended March 31, 2007 we increased by five the number of hospitals using the System One for critical care patients, bringing the total number of hospitals to 82.
Cost of Revenues and Gross Profit (Deficit)

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Cost of revenues	$9,917	$4,857	$5,060	104%

Gross profit (deficit)	$(1,543)	$(1,456)	$87	6%

Gross profit percentage	(18.4%)	(42.8%)

     The increase in cost of revenues was attributable primarily to our increased sales volume. For the chronic care market, we added 273 net patients during the three months ended March 31, 2007 and 836 net patients during the twelve months ended March 31, 2007, which resulted in a $3.6 million increase in cost of revenues. In addition, cost of revenues increased during the three months ended March 31, 2007 because of an increase in manufacturing personnel, which resulted in additional salaries, health benefits and payroll taxes of $0.9 million and increased inbound freight costs of $0.4 million to support our higher production volume. The introduction of PureFlow SL had a negative impact on gross margin of approximately six percentage points in the quarter as a result of increased labor, inbound freight and extra disposables related to the introduction of this product. These increased costs are expected to last until production is moved to Mexico later in the year. We are currently operating at negative gross profit as we continue to build our base of recurring revenues. The improvement in gross margin during the three months ended March 31, 2007 was attributable to (i) increased sales volume and realization of economies of scale that led to better purchasing terms and prices, and efficiencies in indirect manufacturing overhead costs, (ii) lower labor costs for the manufacture of certain of our products, and (iii) continued improvement in reliability of the Cycler. We expect the cost of revenues as a percentage of revenues to continue to decline over time for these same reasons. In addition, over the long-term, we expect the new PureFlow SL to help reduce future costs of our product offerings. Inventory at March 31, 2007 and December 31, 2006 has been reduced to net realizable value through charges to cost of revenues.
Selling and Marketing

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Selling and marketing	$4,732	$3,193	$1,539	48%

Selling and marketing as a percentage of revenues	57%	94%

     The increase in selling and marketing expenses was the result of several factors. Approximately $1.2 million of the increase was due to higher salary, benefits and stock-based compensation from increased headcount. We increased our combined sales force from 25 sales representatives at March 31, 2006 to 29 sales representatives at March 31, 2007. The increase in selling and marketing expense was also the result of $191,000 related to consulting and recruiting costs, and a higher level of sales and marketing activity in both the chronic and critical care markets. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic care market and as we add additional sales and marketing personnel.
Research and Development

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Decrease	Decrease
	(In thousands, except percentages)
Research and development	$1,436	$1,779	$(343)	(19)%

Research and development as a percentage of revenues	17%	52%

     The decrease in research and development expenses was attributable to decreased salary, benefits and payroll taxes of $135,000 as a result of decreased headcount and a $217,000 reduction in PureFlow SL development costs. We expect limited research and development expense increases in the foreseeable future as a substantial portion of the development effort on the System One and PureFlow SL has been completed and future expenditures will be limited to enhancements. We expect research and development expenses to continue to decline as a percentage of revenues.

Distribution

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
Distribution	$2,344	$1,290	$1,054	82%

Distribution as a percentage of revenues	28%	38%

     The increase in distribution expenses during the three months ended March 31, 2007 compared to the same period in 2006 was due to increased volume of shipments of disposable products to a growing number of patients in the chronic care market. We expect that distribution expenses will increase at a lower rate than revenues during the remainder of 2007 due to expected shipping efficiencies gained from increased business volume and density of customers within geographic areas, and the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL module which began in July 2006.
General and Administrative

	Three Months Ended
	March 31,	March 31,		Percentage
	2007	2006	Increase	Increase
	(In thousands, except percentages)
General and administrative	$2,667	$1,975	$692	35%

General and administrative as a percentage of revenues	32%	58%

     The increase in general and administrative expenses was the result of several factors. Approximately $270,000 of the increase was due to higher salary, benefits and stock-based compensation from increased headcount. The increase in general and administrative expense was also the result of $404,000 of legal and administrative expenses incurred as a result of operating as a public company. We expect that general and administrative expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue, in the near term as we add support structure for our growing business and as a result of costs related to operating as a public company.
Interest Income and Interest Expense
     Interest income is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the three months ended March 31, 2007, interest income increased by $309,000 compared to the same period in 2006 due to increased cash and investment balances available for investment resulting from the sale of our common stock to DaVita and our follow-on public offering and, to a lesser degree, higher interest rates.
     Interest expense during the three months ended March 31, 2007 totaled approximately $175,000 and related to gross borrowings of $8.4 million under our equipment line of credit. Interest expense during the three months ended March 31, 2006 totaled approximately $158,000 and related to gross borrowings of $5.0 million, which included amortization of debt discount and interest relating to a final balloon payment. We expect interest expense will continue to increase in the future if interest rates increase or if we utilize the available funds under our equipment line of credit.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. At March 31, 2007, our accumulated deficit was $(135.6) million and we had cash, cash equivalents and short term investments of approximately $70.7 million. On February 7, 2007, we issued and sold 2,000,000 shares of common stock to DaVita in which we received net proceeds, after deducting legal expenses, of approximately $20.0 million. On June 14, 2006, we closed a follow-on public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $51.3 million from the sale and issuance of 6,325,000 shares of common stock. On May 15, 2006, we entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.75% at March 31, 2007). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and an additional $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within certain net loss parameters. We are also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all of our assets other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. At March 31, 2007, we had outstanding borrowings of $6.7 million and $11.6 million of borrowing availability under the equipment line of credit.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net cash used in operating activities	$(10,610)	$(10,480)
Net cash used in investing activities	(610)	(671)
Net cash provided by (used in) financing activities	20,199	(396)
Effect of exchange rate changes on cash	(110)	51

Net cash flow	$8,869	$(11,496)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in accounts payable, accrued expenses and deferred revenue. Non-cash transfers from inventory to field equipment for the placement of rental units with our chronic care customers represented $6.6 million and $2.9 million, respectively, during the three months ended March 31, 2007 and 2006.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the purchase of $5.6 million and $14.7 million, respectively, of short-term investments purchased during the three months ended March 31, 2007 and 2006.
     Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2007 included approximately $20.0 million of net proceeds received from the sale of 2,000,000 shares of common stock to DaVita and $0.9 million of proceeds from the exercise of stock options, offset by debt payments of $0.7 million. Net cash used in financing activities during the three months ended March 31, 2006 included $412,000 of debt payments, offset by $15,000 of proceeds from exercise of stock options.
     We expect to continue to incur net losses for the foreseeable future. We believe we have sufficient cash to meet our funding requirements at least through 2007. We expect to be able to extend the availability of our cash resources through the sale rather than rental of our System One cyclers to chronic customers in the future. In February 2007, we entered into long-term agreements with three large dialysis chains, who are existing chronic customers, that provide them the option, and in the case of DaVita, the obligation, to purchase, rather than rent, some portion of their System One equipment. To date, these customers have purchased nearly $7.4 million of equipment. Also in February 2007, we received cash proceeds of $20.0 million from the sale to DaVita of our common stock. Cash received from the sale of our common stock and sale of equipment will be used for working capital purposes. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or issue debt securities. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

     The following table summarizes our contractual commitments at March 31, 2007 (unaudited) and the effect those commitments are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Notes payable	$6,717	$2,800	$3,917	$—	$—
Operating leases	4,062	743	1,561	1,571	187
Purchase obligations(1)	43,279	30,380	4,756	2,442	5,700

Total	$54,058	$33,923	$10,235	$4,013	$5,887

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at our option.
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
     A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in our 2006 Annual Report on Form 10-K.
Revenue Recognition
     We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
Chronic Care Market
     Prior to 2007, we derived revenue in the chronic care market from short-term rental arrangements with our customers as our principal business model in the chronic care market. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. Rental arrangements continue to represent the majority of the arrangements we have with our customers in the chronic care market.
     Beginning in 2007, we entered into long-term customer contracts to sell System One and PureFlow SL equipment along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity, and volume discounts. The equipment and related items provided to our customers in these arrangements are considered a multiple-element sales arrangement pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. We have determined that we cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment are deferred, and recognized as revenue on a straight line basis over the expected term of our obligation to supply disposables and service, which is five to seven years. We have deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.
     We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2,000,000 shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. During the three months ended March 31, 2007, we recognized revenue of $71,428 associated with the $3.0 million premium.
Critical Care Market
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
Field Equipment
     We capitalize field equipment at cost and amortize field equipment through cost of revenues using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates and the impact of planned design improvements. We believe the five-year useful life to be reasonable at March 31, 2007.
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
     We used the modified prospective method under SFAS 123R for any stock options granted after July 19, 2005. The aggregate value of the unvested portion of stock options issued between July 19, 2005 and December 31, 2005 totaled $4.4 million as of December 31, 2005, net of estimated forfeitures. Beginning in 2006, we began recognizing this aggregate value as compensation expense in our consolidated statement of operations ratably over the remaining vesting period.
     As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three months ended March 31, 2007 and 2006 was $609,823 and $443,350 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2007 and 2006 was $0.02 and $0.02 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. Management continues to evaluate the use of stock-based awards and may consider other forms of equity-based compensation arrangements (such as restricted stock units) or reduce the volume of stock option grants in the future.
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
Expected Term – the expected term has been determined using the simplified method, as defined in SAB 107, for estimating expected option life of “plain-vanilla” options. Unless otherwise determined by the Board or the Compensation Committee, stock options granted under the 2005 Stock Incentive Plan have a contractual term of seven years, resulting in an expected term of 4.75 years calculated under the simplified method.
Risk-Free Interest Rate – the risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.
Volatility – the objective in estimating expected volatility is to ascertain the assumption about expected volatility that marketplace participants would likely use in determining an exchange price for an option. Because we have no options that are traded publicly and because of our limited trading history as a public company, our volatility assumption has been based upon an analysis of the stock volatility experienced by similar companies in the medical device and technology industries, consistent with the methodology used in 2005. For the year ended December 31, 2006, we used a volatility rate assumption of 85% for stock option grants. During the three months ended March 31, 2007, we updated our stock volatility analysis, which yielded a volatility rate of 75%. For the three months ended March 31, 2007, we used a volatility rate assumption of 75% for stock option grants. Our common stock will reach its two-year trading anniversary during the fourth quarter of 2007. With two years of historical trading activity, we expect to have sufficient trading activity of our common stock on which to base our assumption about expected volatility.
     We also estimated expected forfeitures of stock options upon adoption of SFAS 123R. In developing a forfeiture rate estimate, we considered our historical experience, our growing employee base and the limited trading history of our common stock. Actual forfeiture activity may differ from our estimated forfeiture rate.
Accounting for Income Taxes
     We account for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established at March 31, 2007 and December 31, 2006 to reflect these uncertainties.
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption and as of March 31, 2007, we had no unrecognized tax benefits recorded.
     We file federal, state and foreign tax returns. We have accumulated significant losses since our inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.
     We recognize interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2007, we had no interest and penalty accrual or expense.
Related-Party Transactions
Medisystems Corporation
     Medisystems Corporation is our supplier of completed cartridges, tubing and certain other components used in the System One disposable cartridge. The chief executive officer and sole stockholder of Medisystems is a member of our board of directors and owns approximately 6.7% of our outstanding common stock at March 31, 2007. We purchased approximately $2.1 million and $759,000 during the three months ended March 31, 2007 and 2006, respectively, of goods and services from this related party. At March 31, 2007, amounts owed to Medisystems totaled $658,000 and we have commitments to purchase approximately $2.7 million of products from Medisystems.
     On January 4, 2007, we entered into a seven-year Supply Agreement, which we refer to as the Medisystems Supply Agreement, with Medisystems that expires on December 31, 2013. Prior to entering into the Medisystems Supply Agreement, we purchased products from Medisystems through purchase orders. Pursuant to the terms of the Medisystems Supply Agreement, we will purchase no less than ninety percent (90%) of our North American requirements for disposal cartridges, or Medisystems products, for use with our System One from Medisystems.
DaVita Inc.
     On February 7, 2007, we entered into a national service provider agreement with DaVita Inc. (“DaVita”), our largest customer. Pursuant to the terms of the DaVita agreement, we granted DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. DaVita is granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than ten percent (10%) of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the agreement, we can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The DaVita agreement limits, but does not prohibit, our sale of the System One for chronic patient home hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products.
     The DaVita agreement has an initial term of three years, terminating on December 31, 2009, and DaVita has the option of renewing the DaVita agreement for four additional periods of six months each if DaVita meets certain patient volume targets.
     Under the DaVita agreement, DaVita purchased all of its existing System One equipment currently being rented from us (for a purchase price of approximately $5.0 million) and committed to buy a significant percentage of our future System One equipment needs. DaVita is granted most favored nations pricing for the products purchased under the Agreement provided that DaVita achieves certain requirements, including certain patient volume targets. Further, the Agreement contemplates certain collaborations between the parties, including efforts dedicated towards advancing market awareness of our therapies and home and more frequent hemodialysis.
     In connection with the DaVita agreement, we issued and sold to DaVita 2,000,000 shares of our common stock, $0.001 par value per share, at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million pursuant to the terms of the stock purchase agreement dated as of February 7, 2007 by and between us and DaVita. The Shares represent approximately seven percent (7%) of our issued and outstanding shares of common stock as of March 31, 2007. As discussed in Note 1 to our financial statements, this ownership percentage qualifies DaVita as an affiliate for financial statement presentation purposes.
     In connection with the issuance of the shares, we and DaVita entered into a registration rights agreement. Pursuant to the registration rights agreement, on April 2, 2007, we filed a registration statement on Form S-3 with respect to the resale by DaVita of the Shares, which was declared effective by the SEC on May 8, 2007. In addition, we shall use commercially reasonable efforts to keep the Registration Statement continuously effective until the date which is the earliest of (i) two years after the Registration Statement is declared effective by the SEC, (ii) such time as all the securities covered by the Registration Statement have been publicly sold or (iii) such time as all securities may be sold pursuant to Rule 144(k) without volume restrictions. If we are unable to meet the above registration requirements, we must (a) transfer cash consideration to DaVita equal to one percent (1.0%) of the aggregate purchase price paid for the shares (i.e., $200,000) and (b) make a monthly pro rata cash payment equal to 1.0% of the aggregate purchase price until cured. The registration rights agreement provides for no limitation to the maximum potential consideration that may be paid by us. We believe the likelihood is remote that we will owe an obligation resulting from the registration rights agreement.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the measurement of “fair value” where such measure is required for recognition or disclosure purposes under GAAP. Among other provisions, SFAS No. 157 includes (i) a new definition of fair value, (ii) a fair value hierarchy used to classify the source of information used in fair value measurements, (iii) new disclosure requirements of assets and liabilities measured at fair value based on their level in the hierarchy, and (iv) a modification of the accounting presumption that the transaction price of an asset or liability equals its initial fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., beginning in 2008 for NxStage). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2007, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of NxStage’s disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, NxStage’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in NxStage’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, NxStage’s internal control over financial reporting.

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
We have limited operating experience, a history of net losses and an accumulated deficit of $(135.6) million at March 31, 2007. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred losses every quarter, and at March 31, 2007, we had an accumulated deficit of approximately $(135.6) million. We expect to increase operating expenses as we continue to grow our business. Additionally, in the chronic care market, the cost of manufacturing the System One and related disposables currently exceeds the market price. We cannot provide assurance that we will be able to lower the cost of manufacturing the System One and related disposables below the current chronic care market price, that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing overhead costs, implementing design and process improvements to lower our costs of manufacturing our products and improve reliability and achieving efficient distribution of our products.
     In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic care market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. Since its launch, PureFlow SL penetration has reached approximately 47% of all of our chronic patients. The product is still early in its commercial launch and we continue to work to improve product reliability and user experience, based upon customer feedback. Any failure to further improve reliability and user experience, and thereby gain rapid market acceptance of the PureFlow SL module, including converting our installed base of patients currently using bagged fluid, could adversely affect our ability to achieve profitability.
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
     As the commercial launch of the System One continues, we will need to expand our regulatory, manufacturing, sales, marketing, distribution and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, quality systems, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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

     It is not yet clear what impact this agreement may have on the market acceptance for our product. It is also not yet clear to what extent DaVita will purchase the System One from us. For the three months ended March 31, 2007, sales to DaVita represented 23% of our total revenues. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
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
     We currently market and sell the System One through our own sales force, and we have had limited experience in sales, marketing and distribution of dialysis products. As of March 31, 2007, we had 90 employees in our sales, marketing and distribution organization, including 29 direct sales representatives. We plan to expand our sales, marketing, customer service and distribution infrastructures as we continue to grow. We cannot provide assurance that we will be able to retain or attract experienced personnel and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.
     In addition to our operations in Lawrence, Massachusetts, we operate a filter manufacturing facility in Rosdorf, Germany, we purchase components and supplies from foreign vendors and we are establishing manufacturing operations in Fresnillo, Mexico. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. These risks include fluctuations in foreign currency exchange rates that may increase the U.S. dollar cost of the disposables we purchase from foreign third-party suppliers, costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations and local regulations that may restrict or impair our ability to conduct our operations.
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
Even if we obtain the necessary FDA clearances or approvals, if we, our suppliers or our providers of operations services fail to comply with ongoing regulatory requirements, our products could be subject to restrictions or withdrawal from the market.
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
     We depend on single source suppliers for some of the components and subassemblies we use in the System One. KMC Systems, Inc. is our only contract manufacturer of the System One cycler, although we are considering a plan to develop alternative manufacturing capabilities for this product; B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is our primary supplier of lactate-based dialysate; and Medisystems Corporation is the only supplier of our disposable cartridge and several cartridge components. Medisystems is a related party to NxStage. David Utterberg, the chief executive officer and sole stockholder of Medisystems, is a member of our board of directors and, at March 31, 2007, held approximately 6.7% of our common stock. We also obtain certain other components included in the System One from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.
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
     At March 31, 2007, we had 50 pending patent applications, including foreign, international and U.S. applications, and 25 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 29,923,695 shares of common stock outstanding at March 31, 2007. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 299,237 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At March 31, 2007, subject to certain conditions, holders of an aggregate of approximately 15,511,174 shares of common stock have rights with respect to the registration of these shares of common stock with the SEC. This aggregate number of shares includes registration rights granted in February 2007 to DaVita in connection with their purchase of 2 million shares of our common stock which were registered effective May 8, 2007 and can now be sold by DaVita in the public market without regard to the volume limitation described above. If we register any of the additional holders’ shares of common stock, they will be able to sell those shares in the public market without being subject to the volume limitations described above.
     At March 31, 2007, 3,688,003 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. At March 31, 2007, 3,017,017 shares were subject to outstanding options, of which 1,923,965 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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
     From the effective date of our Registration Statement on Form S-1, October 27, 2005, through March 31, 2007, we have used the full $56.5 million of net proceeds of our initial public offering to finance working capital needs.

Item 6. Exhibits

Exhibit
Number
10.1 (1) †	Supply Agreement dated January 4, 2007 between the Registrant and Medisystems Corporation

10.2 (1) †	Supply Agreement dated January 5, 2007 between the Registrant and Membrana Gmbh

10.3 (1) †	National Service Provider Agreement dated February 7, 2007 between the Registrant and DaVita Inc.

10.4 (1)	Stock Purchase Agreement dated February 7, 2007 between the Registrant and DaVita Inc.

10.5 (1)	Registration Rights Agreement dated February 7, 2007 between the Registrant and DaVita Inc.

10.6 ±	Shelter Agreement dated March 21, 2007 between the Registrant and Entrada Partners

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51567).

†	Confidential treatment granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

±	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer and Senior Vice President (Duly authorized officer and principal financial officer) May 9, 2007