Form 10-Q
period 2007-09-30
NxStage Medical, Inc.
filed 2007-11-07
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 36,649,639 shares of the registrant’s common stock issued and outstanding as of the close of business on November 2, 2007.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION
Item 1A. Risk Factors	34
Item 4 Submission of Matters to a Vote of Security Holders	53
Item 6. Exhibits	53
SIGNATURES	54
EX-10.1 Consulting Agreement
EX-10.2 License Agreement
EX-10.3 2005 Stock Incentive Plan, as amended
EX-10.4 Extracarparcal Disposables Distribution Agreement
EX-10.5 Agreement, dated December 23, 2003
EX-10.6 Supply and Distribution Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$32,383	$49,959
Short-term investments	500	11,843
Accounts receivable, net	6,061	4,302
Inventory	15,319	10,419
Prepaid expenses and other current assets	703	1,014

Total current assets	54,966	77,537

Property and equipment, net	4,799	3,026
Field equipment, net	26,866	20,616
Deferred cost of revenues	11,691	140
Other assets	2,661	406

Total assets	$100,983	$101,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,947	$5,917
Accrued expenses	5,705	4,104
Current portion of long-term debt	2,800	2,800

Total current liabilities	18,452	12,821

Deferred rent obligation	610	649
Deferred revenue	15,944	229
Long-term debt	2,517	4,617

Total liabilities	37,523	18,316

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock: par value $0.001, 100,000,000 shares authorized: 30,078,238 and 27,806,543 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	227,668	206,848
Accumulated deficit	(164,639)	(123,640)
Accumulated other comprehensive income	401	173

Total stockholders’ equity	63,460	83,409

Total liabilities and stockholders’ equity	$100,983	$101,725

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$11,625	$5,512	$30,030	$13,459
Cost of revenues	15,161	6,620	36,589	17,481

Gross deficit	(3,536)	(1,108)	(6,559)	(4,022)

Operating expenses:
Selling and marketing	5,383	3,663	15,234	10,614
Research and development	1,467	1,386	4,321	4,741
Distribution	3,532	2,027	8,874	4,836
General and administrative	2,649	2,369	7,842	6,491

Total operating expenses	13,031	9,445	36,271	26,682

Loss from operations	(16,567)	(10,553)	(42,830)	(30,704)

Other income (expense):
Interest income	592	1,070	2,328	2,273
Interest expense	(149)	(93)	(497)	(787)

	443	977	1,831	1,486

Net loss	$(16,124)	$(9,576)	$(40,999)	$(29,218)

Net loss per share, basic and diluted	$(0.54)	$(0.34)	$(1.38)	$(1.23)

Weighted-average shares outstanding, basic and diluted	30,024	27,761	29,667	23,819

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(40,999)	$(29,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of equipment	122	27
Depreciation and amortization	5,555	2,199
Bad debt	122	75
Amortization/write-off of debt discount	—	282
Stock-based compensation	2,310	2,041
Changes in operating assets and liabilities:
Accounts receivable	(1,889)	(1,808)
Inventory	(27,569)	(16,070)
Prepaid expenses and other current assets	320	(74)
Accounts payable	3,932	1,139
Accrued expenses	1,375	2,530
Deferred rent obligation	(38)	(34)
Deferred revenue	12,716	—

Net cash used in operating activities	(44,043)	(38,911)

Cash flows from investing activities:
Purchases of property and equipment	(2,352)	(1,232)
Sales (purchases) of short-term investments, net	11,343	(31,816)
Decrease in other assets	(2,018)	(622)

Net cash provided by (used in) investing activities	6,973	(33,670)

Cash flows from financing activities:
Net proceeds from issuance of common stock	19,939	51,341
Proceeds from stock option and purchase plans	1,573	789
Proceeds from exercise of warrants	—	503
Net repayments on loans and lines of credit	(2,100)	4,680

Net cash provided by financing activities	19,412	57,313

Foreign exchange effect on cash and cash equivalents	82	104

Decrease in cash and cash equivalents	(17,576)	(15,164)
Cash and cash equivalents, beginning of period	49,959	61,223

Cash and cash equivalents, end of period	$32,383	$46,059

Supplemental Disclosure

Cash paid for interest	$468	$801

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$22,764	$12,159

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     Operations
     NxStage Medical, Inc. (the “Company”) is a medical device company that develops, manufactures and markets products primarily for the treatment of kidney failure and fluid overload. The Company’s primary product, the NxStage System One (the “System One”), was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration (the “FDA”) and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy. In addition to the System One, the Company as of October 1, 2007 has begun selling, through its acquisition of Medisystems Corporation and certain subsidiaries (the “MDS Entities”), blood tubing sets and needles used predominantly for in-center chronic kidney failure treatments.
     The Company has experienced and continues to experience negative operating margins and cash flow from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash and availability under its equipment line of credit to meet its funding requirements at least through 2007. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce the scope of, or eliminate one or more aspects of its business development activities, which could harm the growth of its business. As of September 30, 2007, the Company had approximately $32.9 million of unrestricted cash and short-term investments.
     Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and updated, as necessary, in this Form 10-Q. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at September 30, 2007. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The financial statements do not include the effect of the Company’s recent Medisystems acquisition which closed on October 1, 2007.
2. Summary of Significant Accounting Policies
     (a) Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at September 30, 2007. All material intercompany transactions and balances have been eliminated in consolidation.
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
     Chronic Market
     Prior to 2007, the Company derived revenue in the chronic market from short-term rental arrangements with its customers as its principal business model. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. In the chronic market, rental arrangements continue to represent the majority of the arrangements the Company has with its customers.
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
     The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, Inc. on February 7, 2007. Pursuant to EITF 00-21, the Company considers these agreements a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2,000,000 shares of the Company’s common stock for $10.00 per share, which represented a premium over the market price on that date of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. During the three and nine months ended September 30, 2007, the Company recognized revenue of $0.1 million and $0.3 million associated with the $3.0 million premium, respectively.
     Critical Care Market
     In the critical care market, the Company structures sales as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenue under these arrangements is recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care market revenue is derived from direct product sales.

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
     Inventories at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Purchased components	$7,205	$2,865
Finished units	8,114	7,554

	$15,319	$10,419

     Inventory is shown net of a valuation reserve of approximately $2.1 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively.

     In the second quarter of 2007, the Company started to experience an increased incidence of reported dialysate leaks associated with its System One cartridges. Although the cartridges were within the Company’s specifications, the reported incidence of leaks was higher than historically observed. In early August 2007, the Company sent a letter to its patients and customers informing them of the increased incidence in leaks and reminding them of existing System One labeling alerting users of the potential for leaks and instructing them to observe treatments in order to detect any leaks. The Company characterized this notification as a voluntary recall. On August 24, 2007, the Company elected to initiate a second step in its recall actions, and decided to physically recall the affected lots of cartridge inventory being held by chronic market customers and patients, and replace the affected inventory with newer lots of cartridges at no charge. The Company instructed patients and customers to destroy all inventory of affected cartridges they have on hand.
     During the three months ended September 30, 2007 the Company recorded a $2.3 million charge for the recall of chronic cartridges, of which $1.5 million was for the write off of inventory included in the current valuation reserve, and $0.8 million for other costs related to the replacement of cartridges and rework of inventory. The $1.5 million provision represents the total value of inventory on-hand that is affected by the chronic cartridge recall.
     (g) Property and Equipment and Field Equipment
     Property and equipment is carried at cost less accumulated depreciation. A summary of the components of property and equipment is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Machinery, equipment and tooling	$3,480	$2,572
Leasehold improvements	1,187	987
Computer and office equipment	1,138	960
Furniture	506	409
Construction in process	1,454	437

	7,765	5,365
Less accumulated depreciation and amortization	(2,966)	(2,339)

Property and equipment, net	$4,799	$3,026

     Depreciation expense for property and equipment was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.
     Field equipment is carried at cost less accumulated depreciation as follows (in thousands):

	September 30,	December 31,
	2007	2006
Field equipment	$33,576	$24,102
Less accumulated depreciation and amortization	(6,710)	(3,486)

Field equipment, net	$26,866	$20,616

     Depreciation expense for field equipment was $1.6 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $4.2 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.
     The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Machinery, equipment and tooling	5 years
Furniture	7 years
Field equipment	5 years

     (h) Deferred Cost of Revenues
     Costs relating to equipment sold for which deferral of revenue is required are capitalized and amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs relating to equipment sold at September 30, 2007 and December 31, 2006 totaled $11.7 million and $0.1 million, respectively, and are separately presented in the accompanying condensed consolidated balance sheets. Amortization of deferred costs charged to cost of revenue was $0.4 million and $0.7 million for the three and nine months ended September 30, 2007 and $27,000 and $65,000 for the three and nine months ended September 30, 2006, respectively.
     (i) Warranty Costs
     For a period of one year following the delivery of products to its critical care market customers, the Company provides for product repair or replacement if it is determined that there is a defect in material or manufacture of the product. For sales into the critical care market, the Company accrues estimated warranty costs at the time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. The Company periodically assesses the adequacy of its recorded liability and adjusts the amount as necessary. Changes in the Company’s product warranty reserve are as follows (in thousands):

Balance at December 31, 2006	$172
Provision	261
Usage	(244)

Balance at September 30, 2007	$189

     (j) Distribution Expenses
     Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $19,000 and $5,000 for the three months ended September 30, 2007 and 2006, respectively, and $68,000 and $25,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of

FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of September 30, 2007, the Company had no unrecognized tax benefits recorded.
     The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2007, the Company had no interest and penalty accrual or expense.
     (m) Share-based Compensation Cost
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards that had previously been valued using the minimum value method, which was allowed until the Company’s initial filing with the SEC for the sale of securities (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that remained unvested at December 31, 2005.
     The captions in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 include share-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$48	$20	$133	$52
Selling and marketing	286	141	737	389
Research and development	43	29	124	86
General and administrative	436	581	1,316	1,514

	$813	$771	$2,310	$2,041

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
     (o) Reclassifications

     Certain reclassifications were made to prior periods to conform to the current period’s presentation.
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
     Warrants
     During the three months ended September 30, 2007, 73,460 of outstanding warrants to purchase shares of common stock were exercised. There are no warrants to purchase shares of common stock outstanding at September 30, 2007.
2005 Stock Purchase Plan and Employee Stock Purchase Plan
     The Company grants options and restricted stock to its employees under its 2005 Stock Incentive Plan. As of September 30, 2007, the Company has reserved 3,162,243 shares of common stock for issuance upon exercise of stock options and 49,478 shares for issuance under the 2005 Purchase Plan.
     The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) originally authorized the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. An incremental 50,000 shares was approved by the Company’s stockholders on May 30, 2007. Each six-month offering period begins in January or July. The first offering under the 2005 Purchase Plan began on January 3, 2006 and ended on June 30, 2006. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Company’s Board of Directors or Compensation Committee.
4. Net Loss per Share
     The Company calculates net loss per share based on the weighted-average number of shares of common stock outstanding, excluding unvested shares of restricted common stock. For the periods ended September 30, 2007 and 2006, 3,176,088 and 2,744,729 shares of common stock equivalents, respectively, were not included in the computation of net loss per share because the effect would have been anti-dilutive.
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
     The components of comprehensive income (loss) are presented below for the periods presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(16,124)	$(9,576)	$(40,999)	$(29,218)
Foreign currency translation gain	187	65	228	123

Comprehensive income (loss)	$(15,937)	$(9,511)	$(40,771)	$(29,095)

6. Financing Arrangements
     Debt
     In December 2004, the Company entered into a debt agreement in the principal amount of $5.0 million, which was payable monthly over a three-year term and was secured by all the assets of the Company. Interest accrued at a rate of 7.0% annually and monthly principal and interest payments were made in advance. In addition, a final interest payment of $0.7 million was due at the scheduled maturity date of December 2007, or earlier if the loan was prepaid in advance. This additional interest payment was accrued on a monthly basis using the interest method over the 36-month life of the loan and was included in accrued expenses in the accompanying condensed consolidated balance sheets. Concurrent with entering into a new equipment line of credit in May 2006, the Company repaid all outstanding borrowings under the agreement in the aggregate amount of $3.4 million, which included principal and accrued interest and the final interest payment of $0.7 million. This extinguishment of debt gave rise to the early recognition of approximately $0.4 million of interest expense for the year ended December 31, 2006.
     On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.25% at September 30, 2007). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and an additional $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within certain net loss parameters. The Company is also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all assets of the Company other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. At September 30, 2007, the Company had outstanding borrowings of $5.3 million and $11.6 million of borrowing availability under the equipment line of credit.
     Annual maturities of principal under the Company’s debt obligations at September 30, 2007 are as follows (in thousands):

2007	$700
2008	2,800
2009	1,817

$5,317

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
     At September 30, 2007, the Company sold products into two markets, critical care and chronic care, in the United States. The critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The chronic market consists of dialysis centers and hospitals that provide primarily home hemodialysis treatment options for patients that have end-stage renal disease (“ESRD”). Revenues recognized in these markets were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Chronic Market	$8,318	$3,646	$20,498	$8,125
Critical Market	3,307	1,866	9,532	5,334

Total revenues	$11,625	$5,512	$30,030	$13,459

     For the three and nine months ended September 30, 2007, the Company had one customer who individually represented 28% and 27% of revenues, respectively, and 16% of accounts receivable as of September 30, 2007. For the three and nine months ended September 30, 2006, the Company had one customer who individually represented 20% and 18% of revenues, respectively. One customer represented 17% of the Company’s accounts receivable as of December 31, 2006.
8. Related-Party Transactions
Medisystems Corporation
     Supply Agreement
     On January 4, 2007, the Company entered into a seven-year Supply Agreement (the “Medisystems Supply Agreement”), with Medisystems that expires on December 31, 2013. Prior to entering into the Medisystems Supply Agreement, the Company purchased products from Medisystems through purchase orders. Pursuant to the terms of the Medisystems Supply Agreement, the Company will purchase no less than ninety percent (90%) of its North American requirements for disposable cartridges, or Medisystems products, for use with its System One from Medisystems. The Supply Agreement was approved by the Company’s Audit Committee and Board of Directors.
     On October 1, 2007, the Company completed its acquisition of the MDS Entities, and, as a result, Medisystems Corporation became a wholly-owned subsidiary of the Company. Through September 30, 2007, the Company purchased completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, which prior to being acquired by the Company, was owned by David S. Utterberg, a significant stockholder of the Company and member of the Company’s Board of Directors. The Company purchased approximately $2.9 million and $6.8 million during the three and nine months ended September 30, 2007, and $1.5 million and $2.6 million for the three and nine months ended September 30, 2006, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $1.0 million and $0.9 million at September 30, 2007 and December 31, 2006, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets. At September 30, 2007, the Company had commitments to purchase approximately $2.4 million of products from Medisystems Corporation pursuant to the Medisystems Supply Agreement. As of October 1, 2007, as a result of the Company’s acquisition of the MDS Entities, amounts due and purchase obligations under the Supply Agreement will no longer be commitments of the Company.

     Stock Purchase Agreement
     On June 4, 2007, the Company and David S. Utterberg entered into a stock purchase agreement under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and Medisystems Services Corporation, 90% of the issued and outstanding shares of Medisystems Europe S.p.A. (the remaining equity of which is held by Medisystems Corporation) and 0.273% of the issued and outstanding equity participation of Medisystems Mexico s. de R.L. de C.V. (the remaining equity of which is held by Medisystems Corporation), which are collectively referred to as the MDS Entities. The Company’s acquisition of the MDS Entities is referred to as the Acquisition. The Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of the Company.
     In consideration for the Acquisition, the Company issued Mr. Utterberg 6.5 million shares of the Company’s common stock, subject to a post-closing working capital adjustment that may increase or decrease the number of shares of common stock the Company issues to Mr. Utterberg. The shares of the Company’s common stock issuable to Mr. Utterberg in consideration for the Acquisition are referred to as the Shares. As a result of the Acquisition and the issuance of the Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding stock increased to approximately 23.3% of the Company’s outstanding common stock.
     In addition, the Company may be required to issue additional shares of the Company’s common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, the Company and Mr. Utterberg have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended.
     As of September 30, 2007, the Company has capitalized approximately $2.2 million of direct costs incurred in conjunction with the Acquisition. These costs are included as “other assets” in the accompanying condensed consolidated balance sheets of the Company.
     License Agreement and Consulting Agreement
     In connection with the Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct or indirect wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, a Nevada corporation, wholly-owned by Mr. Utterberg (“DSU”). Additionally, as a condition to the parties’ obligations to consummate the Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company.
     Under the license agreement dated as of June 1, 2007 between Medisystems Corporation and DSU, Medisystems Corporation received an exclusive, irrevocable, sublicensable, royalty-free, fully paid license to certain DSU patents, or the Licensed Patents, in exchange for a one-time payment of $2.7 million. The Licensed Patents fall into two categories, those patents that are used exclusively by the MDS Entities, referred to as the Class A Patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, referred to as the Class B Patents. Pursuant to the terms of the license agreement, MDS has a license to (1) the Class A Patents, to practice in all fields for any purpose and (2) the Class B Patents, solely with respect to certain defined products for use in the treatment of Extracorporeal Fluid Treatments and/or Renal Insufficiency Treatments. The license agreement further provides that the rights of Medisystems Corporation under the agreement are qualified by certain sublicenses previously granted to third parties. The Company has agreed that Mr. Utterberg retains the right to the royalty income under one of these sublicenses.
     Under the consulting agreement dated as of October 1, 2007, Mr. Utterberg and DSU will provide consulting, advisory and related services to the Company for a period of two years following the consummation of the Acquisition. In addition, under the terms of the consulting agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company in the field defined in the consulting agreement and not to encourage or solicit any of the Company’s employees, customers or suppliers to alter its relationship the

Company. The consulting agreement further provides that (1) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (2) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the consulting agreement. Under the terms of the consulting agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the consulting agreement. The consulting agreement also requires the Company and Mr. Utterberg to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of the Company’s common stock, valued at the time of payment.
9. Commitments and Contingencies
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
10. Subsequent Event
     Medisystems Corporation Acquisition
     On October 1, 2007, the Company closed the Acquisition described above under “Related-Party Transactions— Stock Purchase Agreement.” Upon the closing, the Company issued Mr. Utterberg 6.5 million shares of the Company’s common stock. The total number of shares payable by the Company to Mr. Utterberg is subject to a post-closing working capital adjustment pursuant to the stock purchase agreement that may increase or decrease the final number of shares of common stock issued to Mr. Utterberg. The Company will not know, until at least 60 days following the closing of the Acquisition, how many shares, if any, the Company will be required to issue, or which Mr. Utterberg will be required to return, in connection with the post-closing working capital adjustment. One million of the shares issued to Mr. Utterberg were placed into escrow to cover potential indemnification claims the Company may have against him.
     The Company will account for the acquisition of Medisystems as a purchase under GAAP. Under the purchase method of accounting, the assets and liabilities of the MDS Entities will be recorded as of October 1, 2007, the date the Acquisition was completed, at their respective fair values, and consolidated with those of the Company. The results of operations will be consolidated with those of the Company beginning on October 1, 2007.
     Amendment to 2005 Stock Incentive Plan
     On October 1, 2007, at the Company’s Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2005 Stock Incentive Plan (the “Plan”), increasing the number of shares available under the Plan by 3,800,000 to 7,401,459, provided that of the additional 3,800,000 shares, no more than 1,500,000 may be granted as restricted stock awards, restricted stock units or other stock-based awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and nine months ended September 30, 2007 and 2006, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, the impact of the Medisystems acquisition, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
Overview
     We are a medical device company that develops, manufactures and markets innovative systems primarily for the treatment of renal disease, ESRD, acute kidney failure and fluid overload. Our primary product, the System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. In addition to the System One, since the completion of our acquisition of the MDS Entities, we also sell blood tubing sets and needles used predominantly for in-center chronic kidney failure treatments.
     From our inception in 1998 until 2002, our operations consisted primarily of start-up activities, including designing and developing the System One, recruiting personnel and raising capital. Historically, research and development costs had been our single largest operating expense. However, with the launch of the System One in the chronic market, selling and marketing costs became our largest operating expense in 2005 and this trend continued during the three and nine months ended September 30, 2007 as we expanded our U.S. sales force to penetrate our markets and grow revenues. We expect selling and marketing costs to continue to increase, but at a rate slower than the expected increase in our revenues.
     Historically, our strategy has been to (a) design and develop new products for the treatment of kidney failure, (b) establish that the products are safe, effective and cleared for use in the United States, (c) further enhance product design through field experience from a limited number of customers, and (d) establish reliable manufacturing and sources of supply. We have largely accomplished these objectives with respect to the System One, and will continue to focus on the following strategies, (1) establish the System One as a preferred system for the treatment of kidney failure, (2) obtain the capital necessary to finance our working capital needs and build our business and (3) achieve profitability. The evolution of NxStage, and the allocation of our resources since we were founded, reflects this plan. With our acquisition of the Medisystems business, we expect to apply these same overall strategies to our Medisystems product lines.
     As of September 30, 2007, we defined our product markets as chronic and critical care. We define the chronic market as the market devoted to the treatment of patients with ESRD in their homes, the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for the chronic and critical care markets. Our System One products may be used by our customers to treat patients suffering from either ESRD or acute kidney failure, although the site of care, the method of delivering care and the duration of care are sufficiently different that we have separate marketing and sales efforts dedicated to the chronic and critical care markets. Our sales are direct sales into the chronic and critical care markets. With the closing of our acquisition of the MDS Entities, our two primary Medisystems product lines, needles and blood tubing sets, are being sold, predominantly for the treatment of patients with ESRD in-center. Sales in this market are primarily handled through two distributors: Schein and B. Braun.
     In the first quarter of 2003, we initiated sales of the System One for the treatment of acute kidney failure to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of ESRD and commenced full commercial introduction of our System One to treat ESRD in September 2004 in the United States. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared our System One in June 2005 for hemodialysis in the home.
     In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic market. This accessory to the System One allows for the semi-automated preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate. The PureFlow SL is designed to help patients with ESRD more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. In July 2006, we released the PureFlow SL for commercial use and began shipping the PureFlow SL product. Our experience suggests that our home patients will predominantly use our PureFlow SL module at home and will use bagged fluid for travel and outside of the home. Bagged fluids will continue to be used in the critical care market.
     Medisystems products have been on the market for over two decades, and are the subject of numerous FDA product clearances. These products are used primarily in-center for the treatment of chronic kidney failure, and are designed to provide ease of use, clinical and economic advantages for our customers. Medisystems blood tubing sets and needles are each currently leading products in the U.S. in-center market. Unlike our System One products, these products are sold through distributors: primarily Henry Schein and B. Braun.
     Our products are sold to dialysis clinics or hospitals, which receive reimbursement from Medicare and other third-party payors for ESRD and critical care therapies. For our chronic and in-center therapies, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims are typically submitted by the dialysis clinic or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment. In the chronic market, where our System One is used predominantly more than three times per week, expanding Medicare reimbursement over time to cover more frequent therapy could accelerate our market penetration and revenue growth in the future. Hospitals using our acute products are reimbursed by Medicare or other third-party payors, generally based on the patient’s primary diagnosis.
     Our products are produced through internal and outsourced manufacturing. Certain of these products include components manufactured by third parties. We rely upon third parties to provide second sources of supply for our System One cyclers. We rely upon a third party to manufacture our PureFlow SL hardware. Some of our suppliers are single source suppliers. Our manufacturing facilities are located in Massachusetts and Germany. We also have an additional facility in Mexico provided to us by the Entrada Group. As a result of the Medisystems acquisition we will begin manufacturing the disposable cartridges used in the System One, and many of our blood tubing sets. In addition we rely upon a third party to provide second sources of supply for blood tubing sets. This third party manufactures needle products using a component supplied by us. Medisystems has manufacturing facilities located in Mexico and Italy.

     We market the System One and related chronic market products through a direct sales force in the United States primarily to dialysis clinics and hospitals, and we expect System One revenues to continue to increase in the near future. Our revenues were $11.6 million for the three months ended September 30, 2007, a 111% increase from revenues of $5.5 million in the three months ended September 30, 2006, and a 16% increase from revenues of $10.0 million in the second quarter of 2007. Our revenues were $30.0 million for the nine months ended September 30, 2007, a 122% increase from revenues of $13.5 million in the nine months ended September 30, 2006. We have increased the number of sales representatives in our combined sales force from 24 at September 30, 2006 to 34 at September 30, 2007. During the remainder of 2007, we expect to add additional sales and marketing personnel as needed. As of September 30, 2007, 1,957 ESRD patients were using the System One at 306 dialysis clinics, compared to 900 ESRD patients at 157 dialysis clinics as of September 30, 2006, and compared to 1,022 ESRD patients at 174 dialysis clinics as of December 31, 2006. In addition, as of September 30, 2007, 100 hospitals were using the System One for acute kidney failure therapy, compared to 66 and 77 hospitals as of September 30, 2006 and December 31, 2006, respectively.
     The following table sets forth the amount and percentage of revenues derived from each market for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Chronic market	$8,318	71.6%	$3,646	66.1%	$20,498	68.3%	$8,125	60.4%
Critical care market	3,307	28.4%	1,866	33.9%	9,532	31.7%	5,334	39.6%

Total	$11,625	100.0%	$5,512	100.0%	$30,030	100.0%	$13,459	100.0%

     We have not been profitable since inception, and we expect to incur net losses for the foreseeable future as we expand our sales efforts and grow our operations. Our accumulated deficit at September 30, 2007 was $164.6 million. Our goal is to increase our sales volume and revenues to gain scale of operation and to drive product cost reductions, which we believe, when combined with other design improvements, and the impact of our recent Medisystems acquisition, will allow us to reach profitability. We expect our revenues in the chronic market to increase faster than those in the critical care market and in-center market and believe they will continue to represent a significant percentage of our revenues.
     2007 Recent Developments
     On June 4, 2007, the Company and David S. Utterberg entered into a stock purchase agreement under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and Medisystems Services Corporation, 90% of the issued and outstanding shares of Medisystems Europe S.p.A. (the remaining equity of which is held by Medisystems Corporation) and 0.273% of the issued and outstanding equity participation of Medisystems Mexico s. de R.L. de C.V. (the remaining equity of which is held by Medisystems Corporation), which are collectively referred to as the MDS Entities. Our acquisition of the MDS Entities is referred to as the Acquisition. The Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of the Company. In addition, as a result of completion of the Acquisition, the supply agreement entered into between us and Medisystems Corporation is not longer in force and effect.
     In consideration for the Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, subject to a post-closing working capital adjustment that may increase or decrease the number of shares of common stock we issue to Mr. Utterberg. The shares of our common stock issuable to Mr. Utterberg in consideration for the Acquisition are referred to as the Shares. As a result of the Acquisition and the issuance of the Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding stock increased to approximately 23.3% of the Company’s outstanding common stock.

     In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, we and Mr. Utterberg have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. We will not know, until at least 60 days following the closing of the Acquisition, how many shares, if any, the Company will be required to issue, or which Mr. Utterberg will be required to return, in connection with the post-closing working capital adjustment. One million of the shares issued to Mr. Utterberg were placed into escrow to cover potential indemnification claims we may have against him.
     In connection with the Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct or indirect wholly-owned subsidiary of us, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, a Nevada corporation, wholly-owned by Mr. Utterberg, or DSU. Additionally, as a condition to the parties’ obligations to consummate the Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us.
     Under the license agreement dated as of June 1, 2007 between Medisystems Corporation and DSU, Medisystems Corporation received an exclusive, irrevocable, sublicensable, royalty-free, fully paid license to certain DSU patents, or the Licensed Patents, in exchange for a one-time payment of $2.7 million. The Licensed Patents fall into two categories, those patents that are used exclusively by the MDS Entities, referred to as the Class A Patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, referred to as the Class B Patents. Pursuant to the terms of the license agreement, MDS has a license to (1) the Class A Patents, to practice in all fields for any purpose and (2) the Class B Patents, solely with respect to certain defined products for use in the treatment of Extracorporeal Fluid Treatments and/or Renal Insufficiency Treatments. The license agreement further provides that the rights of Medisystems Corporation under the agreement are qualified by certain sublicenses previously granted to third parties. The Company has agreed that Mr. Utterberg retains the right to the royalty income under one of these sublicenses.
     Under the consulting agreement dated as of October 1, 2007, Mr. Utterberg and DSU will provide consulting, advisory and related services to the Company for a period of two years following the consummation of the Acquisition. In addition, under the terms of the consulting agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company in the field defined in the consulting agreement and not to encourage or solicit any of the Company’s employees, customers or suppliers to alter its relationship the Company. The consulting agreement further provides that (1) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (2) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the consulting agreement. Under the terms of the consulting agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the consulting agreement. The consulting agreement also requires the Company and Mr. Utterberg to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of the Company’s common stock, valued at the time of payment.
     The financial results and historical trends set forth in our Management’s Discussion and Analysis reflect only the Company’s results. The results of operations of the MDS Entities will be consolidated with those of the Company beginning on October 1, 2007, the date the Acquisition was completed.
     Membrana
     In January 2007, we entered into a long-term supply agreement with Membrana GmbH, or Membrana, pursuant to which Membrana has agreed to supply, on an exclusive basis, capillary membranes for use in the filters used with the System One for ten years. In exchange, for Membrana’s agreement to pricing reductions based on volumes ordered, we have agreed to purchase a base amount of membranes per year. The agreement may be terminated upon a material breach, generally following a 60-day cure period.
     DaVita
     On February 7, 2007, we entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, Inc., or DaVita Pursuant to the National Service Provider Agreement, we granted DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. We granted DaVita exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. Under the agreement, we can continue to sell to other clinics in the majority of geographies. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The agreement further limits, but does not prohibit, the sale by us of the System One for home patient hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of the U.S. chronic dialysis patient population and that also supplies dialysis products. Therefore, our ability to sell the System One for chronic home patient hemodialysis therapy to Fresenius Medical Care AG, or Fresenius, is presently limited.
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
     Product Reliability Issue
     In the second quarter of 2007, we started to experience an increased incidence of reported dialysate leaks associated with our System One cartridges. Although our cartridges were within our specifications, the reported incidence of leaks was higher than we have historically observed. When the System One was used in accordance with its instructions, these leaks presented no risk to patient health. System One device labeling anticipates the potential for leaks to occur and specifically warns against leaks and alerts users of the need to observe treatments in order to detect leaks. Six patients with reported leaks that were unobserved by these patients or their partners until after their treatments were completed, reported hypotension, or low blood pressure, resolved by a fluid bolus, with no lasting clinical effects. In early August 2007, we sent a letter to our patients and customers informing them of the increased incidence in leaks and reminding them of existing System One labeling alerting users of the potential for leaks and instructing them to observe treatments in order to detect any leaks. We characterized this notification as a voluntary recall. On August 24, 2007, we elected to initiate a second step in our recall actions, and decided to physically recall the affected lots of cartridge inventory being held by chronic market customers and patients, and replace the affected inventory with newer lots of cartridges at no charge. We instructed patients and customers to destroy all inventory of affected cartridges they have on hand. We have incurred $2.3 million of charges for the recall, which consisted of a $1.5 million write off of inventory and $0.8 million in other costs related to the return or replacement of cartridges and rework of inventory on hand. The $1.5 million provision represents the total value of inventory on-hand.

Statement of Operations Components
Revenues
     Our primary product consists of the System One, an electromechanical device used to circulate the patient’s blood during therapy (the cycler); a single-use, disposable cartridge, which contains a preattached dialyzer, and dialysate fluid used in our therapy, sold either in premixed bags or prepared with our PureFlow SL module. We distribute the System One in two markets: the Chronic market and the critical care market. We define the Chronic market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a different configuration of the System One for each market. The FDA has cleared both configurations for hemodialysis, hemofiltration and ultrafiltration. Our product may be used by our customers to treat patients suffering from either condition and we have separate marketing and sales efforts dedicated to each market.
     We derive our revenue from the sale and rental of equipment and the sale of the related disposable products. In the critical care market, we generally sell the System One and disposables to critical care customers. In the chronic market, customers rent or purchase the machine and then purchase the related disposable products based on a specific patient prescription. We generally recognize revenue when a product has been delivered to our customer, or, in the chronic market, for those customers that rent the System One, we recognize revenue on a monthly basis in accordance with a contract under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month. For customers that purchase the System One in the chronic market, we recognize revenue from the equipment sale ratably over the expected service obligation period, while disposable product revenue is recognized upon delivery.
     Our rental contracts with dialysis centers for ESRD patients generally include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the purchase or monthly rental of System One cyclers and, in the majority of instances, our PureFlow SL module. These contracts typically have a term of one year and are cancelable at any time by the dialysis clinic with 30 days’ notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more chronic patients are treated with the System One and more systems are placed in patient homes under monthly agreements that provide for the rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
     In the first quarter of 2007, we entered into long-term contracts with three larger dialysis chains, including DaVita, which was our largest customer during the three months ended September 30, 2007. Revenues from DaVita represented approximately 28% of our revenues during the three months ended September 30, 2007, and we expect revenues from DaVita will continue to account for a significant portion of our revenues for the remainder of 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the customer the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. It is not clear what percentage of our customers, if any, will migrate to this model, and we expect, at least in the near term, that the majority of our customers will continue to rent the System One in the chronic market.
     In addition to the System One, as a result of our acquisition of the MDS Entities, on October 1, 2007 we began selling blood tubing sets and needles used predominantly for in-center chronic kidney failure treatments. Sales of these products are handled primarily through two distributors: Schein and B. Braun.
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
     We are currently operating at negative gross profit as we continue to build a base of recurring revenue and reduce product costs. We expect the cost of revenues as a percentage of revenues to decline over time for several reasons. First, we continue to realize increased sales volume and realization of economies of scale that are bringing improved purchasing terms and prices, and we are realizing economies of scale that are providing us with broader options and efficiencies in indirect manufacturing overhead costs. Second, we have introduced, and are continuing to introduce, several process and product design changes, such as our new PureFlow SL module, that are expected to have inherently lower cost than our current products. Third, through our relationship with the Entrada Group, we opened a facility that will move the manufacture of certain of our products, including the System One cycler and certain disposables, to lower labor cost markets. Fourth, we are working to improve product reliability to reduce service costs, disposable usage and in-bound logistics. Finally, we recently completed our acquisition of the MDS Entities, allowing us to better vertically integrate the manufacture of our products that will lead to lower cost.
Operating Expenses
     Selling and Marketing. Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales and marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients or other nurses in the operation of the System One. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of our products and as we add additional sales and marketing personnel.
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
     General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees for outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our growing business and as we add the personnel necessary to support our new Medisystems product lines.
Results of Operations
     The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of revenues	130%	120%	122%	130%

Gross deficit	(30%)	(20%)	(22%)	(30%)

Operating expenses:
Selling and marketing	46%	66%	51%	79%
Research and development	13%	25%	14%	35%
Distribution	30%	37%	30%	36%
General and administrative	22%	43%	26%	48%

Total operating expenses	111%	171%	121%	198%

Loss from operations	(141%)	(191%)	(143%)	(228%)

Other income (expense):
Interest income	5%	19%	8%	17%
Interest expense	(1%)	(2%)	(2%)	(6%)

	4%	17%	6%	11%

Net loss	(137%)	(174%)	(137%)	(217%)

Comparison of Three and Nine Months Ended September 30, 2007 to Three and Nine Months Ended September 30, 2006 (in thousands, except percentages)
Revenues
Our revenues for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Revenues	$11,625	$5,512	$6,113	111%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Revenues	$30,030	$13,459	$16,571	123%

     The increase in revenues for both the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was attributable to increased sales and rentals of the System One in both the critical care and chronic markets, primarily as a result of increased sales and marketing efforts as we continue our commercial launch of the System One. Revenues in the chronic market increased to $8.3 million in the three months ended September 30, 2007 compared to $3.6 million in the three months ended September 30, 2006, an increase of 131%, while revenues in the critical care market increased 74% to $3.3 million in the three months ended September 30, 2007, compared to $1.9 million in the three months ended September 30, 2006. Revenues in the chronic market increased to $20.5 million during the nine months ended September 30, 2007 compared to $8.1 million during the nine months ended September 30, 2006, an increase of 153%, while revenues in the critical care market increased 79% to $9.5 million during the nine months ended September 30, 2007, compared to $5.3 million during the nine months ended September 30, 2006.
     Cost of Revenues and Gross Profit (Deficit)

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Cost of revenues	$15,161	$6,620	$8,541	129%

Gross profit (deficit)	$(3,536)	$(1,108)	$2,428	219%

Gross profit (deficit) percentage	(30%)	(20%)

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Cost of revenues	$36,589	$17,481	$19,108	109%

Gross profit (deficit)	$(6,559)	$(4,022)	$2,537	63%

Gross profit (deficit) percentage	(22%)	(30%)

     The increase in cost of revenues was attributable primarily to our increased revenues and a one time charge of $2.3 million associated with our chronic cartridge recall. We ended September 30, 2007 with 1,957 patients compared to 900 patients as of September 30, 2006, contributing to an increase in material cost of revenues of $4.5 million for the quarter ending September 30, 2007 compared to the same quarter in 2006. In addition, cost of revenues increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to a larger employee base that resulted in additional salaries, health benefits and payroll taxes of $0.6 million, and increased inbound freight costs of $0.5 million to support our higher production volume. We added 935 net patients during the nine months ended September 30, 2007 to arrive at 1,957 patients compared to 608 net patients added during the nine ending September 30, 2006 to arrive at 900 patients, contributing to an additional material cost of revenues of $12.2 million compared to the same period in 2006. In addition, cost of revenues increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to $2.3 million in cost associated with the chronic cartridge recall, a larger employee base which resulted in additional salaries, health benefits and payroll taxes of $2.1 million, and increased inbound freight costs of $1.3 million to support our higher production volume. We continue to see incremental improvement in our direct product costs; however, this is currently being offset somewhat by an increase in disposables per patient and overhead costs due to product reliability issues previously discussed. We expect that over time as our reliability improves, the disposables per patient and overhead support costs will decline.

     Selling and Marketing

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Selling and marketing	$5,383	$3,663	$1,720	47%

Selling and marketing as a percentage of revenues	46%	66%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Selling and marketing	$15,234	$10,614	$4,620	44%

Selling and marketing as a percentage of revenues	51%	79%

     The increase in selling and marketing expenses was the result of several factors. For the three months ended September 30, 2007 compared to the same period in 2006, approximately $1.4 million of the increase was due to additional salaries, health benefits and payroll taxes resulting from increased headcount and $0.3 million related to a higher level of sales and marketing activity and support tools in both the chronic and critical care markets. We increased our combined sales force from 24 sales representatives as of September 30, 2006 to 34 sales representatives as of September 30, 2007. For the nine months ended September 30, 2007 compared to the same period in 2006, approximately $3.8 million of the increase was due to additional salaries, health benefits and payroll taxes resulting from increased headcount and $0.7 million related to a higher level of sales and marketing activity and support tools in both the chronic and critical care markets. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the chronic market and as we add additional sales and marketing personnel.
     Research and Development

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Research and development	$1,467	$1,386	$81	6%

Research and development as a percentage of revenues	13%	25%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Decrease	Decrease
Research and development	$4,321	$4,741	$(420)	(9%)

Research and development as a percentage of revenues	14%	35%

     The slight increase in research and development expenses during the three months ended September 30, 2007 compared to the same period in 2006 was attributable to an increase in clinical trial and consulting activities of $147,000 offset by a decrease in salary, benefits and payroll taxes of $100,000. The decrease in research and development expenses during the nine months ended September 30, 2007 compared to the same period in 2006 was attributable to $0.2 million of lower development costs associated with our PureFlow SL module, decreased salary, benefits and payroll taxes of $0.3 million as a result of decreased headcount, offset by an increase of $0.1 million in clinical trial activities. We expect research and development expenses will increase in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our post-market Freedom study, but we do not expect that research and development expenses will increase as rapidly as other expense categories as we have substantially completed basic development of the System One. We expect research and development expenses to continue to decline as a percentage of revenues.
     Distribution

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Distribution	$3,532	$2,027	$1,505	74%

Distribution as a percentage of revenues	30%	37%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
Distribution	$8,874	$4,836	$4,038	83%

Distribution as a percentage of revenues	30%	36%

     The increase in distribution expenses for the three and nine month periods ended September 30, 2007 compared to the same period in 2006 was due to an increased volume of shipments of disposable products to a growing number of patients in the chronic market, and due to the delivery of additional product, on an expedited basis, due to reliability issues. We expect that distribution expenses will increase at a lower rate than revenues over time due to expected shipping efficiencies gained from increased business volume and density of customers, the reduction of higher cost deliveries associated with bagged fluid due to the commercial launch of our PureFlow SL module, which began in July 2006, improved product reliability, and the use of an outsourced logistics provider located in the central part of the continental United States.
     General and Administrative

	Three Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
General and administrative	$2,649	$2,369	$280	12%

General and administrative as a percentage of revenues	23%	43%

	Nine Months Ended
	September 30,	September 30,		Percentage
	2007	2006	Increase	Increase
General and administrative	$7,842	$6,491	$1,351	21%

General and administrative as a percentage of revenues	26%	48%

     The increase in general and administrative expenses during the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to an increase of $0.2 million of professional fees and corporate expenses. The increase in general and administrative expenses during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to an increase of $1.0 million of professional fees and corporate expenses and $0.1 million in higher salary and benefits. We expect that general and administrative expenses will continue to increase in the near term as we add support structure for our growing business.
Interest Income and Interest Expense
     Interest income is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the three months ended September 30, 2007, interest income decreased by $0.5 million due to decreased cash and investments. For the nine months ended September 30, 2007, interest income increased $0.1 million due to increased cash and investment balances resulting from our follow-on public offering in September 2006 and our sale of stock to DaVita in February 2007.
     For the three months ended September 30, 2007, interest expense increased by $0.1 million due to higher interest rates on our outstanding debt. For the nine months ended September 30, 2007 interest expense decreased by $0.3 million based on the repayment of certain long-term debt arrangements.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2007, our accumulated deficit was $164.6 million and we had cash, cash equivalents and short-term investments of approximately $32.9 million. On February 7, 2007, we issued and sold 2,000,000 shares of common stock to DaVita in which we received net proceeds, after deducting legal expenses, of approximately $19.9 million. On September 14, 2006, we closed a follow-on public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $51.4 million from the sale and issuance of 6,325,000 shares of common stock.
     On May 15, 2006, we entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provides for the availability of up to $20.0 million through December 31, 2007, and borrowings bear interest at the prime rate plus 0.5% (8.25% as of September 30, 2007). Under the line of credit agreement, $10.0 million was available through December 31, 2006 and a further $10.0 million is available from January 1, 2007 through December 31, 2007. The availability of the line of credit is subject to a number of covenants, including maintaining certain levels of liquidity, adding specified numbers of patients and operating within net loss parameters. We are also required to maintain operating and/or investment accounts with the lender in an amount at least equal to the outstanding debt obligation. Borrowings are secured by all of our assets other than intellectual property and are payable ratably over a three-year period from the date of each borrowing. At September 30, 2007, we had outstanding borrowings of $5.3 million and $11.6 million of borrowings available under the equipment line of credit.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash used in operating activities	$(44,043)	$(38,910)
Net cash used in investing activities	(4,370)	(1,854)
Net cash provided by financing activities	19,412	57,313
Effect of exchange rate changes on cash	82	104

Net cash flow	$(28,919)	$16,653

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One, offset by increases in deferred revenues, accounts payable and accrued expenses. Non-cash transfers from inventory for the placement of rental units with our customers represented $16.8 million and $12.2 million, respectively, during the nine months ended September 30, 2007 and 2006. Non-cash transfers from inventory for the sale of our units with our customers represented $6.0 million during the nine months ended September 30, 2007.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Excluded from these figures is the net cash provided by short-term investments and marketable securities of $11.3 million during the nine months ended September 30, 2007 and net cash used in short-term investments of $31.8 million during the nine months ended September 30, 2006.
     Net Cash Provided By Financing Activities. Net cash provided by financing activities reflected $19.9 million of net proceeds received from the issuance of common stock to DaVita in February 2007 and $1.6 million of proceeds from the exercise of stock options and warrants during the nine months ended September 30, 2007, offset by the net repayment of $2.1 million of debt during the nine months ended September 30, 2007 and net borrowings of $4.7 million for the nine months ended September 30, 2006.
     We expect to continue to incur net losses for the foreseeable future. We expect that our current cash position, the anticipated improvement in our cash flow due to our acquisition of the MDS Entities, and the availability under our existing equipment line of credit, is sufficient to support operations at least through 2007. In the longer term, we expect to fund the working capital needs of our operations with revenue generated from product placements and sales, and a new debt facility currently under consideration. If our existing resources and a new debt facility are insufficient to satisfy our liquidity requirements, we may need to sell equity or debt securities. Any sale of additional equity or the issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
     The following table summarizes our contractual commitments as of September 30, 2007 (unaudited) after adjusting for purchase commitments owed to Medisystems and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Equipment line of credit	$5,317	$2,800	$2,517	$—	$—
Operating leases	4,125	855	1,748	1,522	—
Purchase obligations(1,2)	56,289	34,116	12,818	2,791	6,564

Total	$65,731	$37,771	$17,083	$4,313	$6,564

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at our option.

(2)	Purchase obligations exclude purchase commitments of $2.4 million owed to Medisystems, which effective October 1, 2007 upon the close of the acquisition, are no longer commitments.

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
     Revenue Recognition
     We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     Chronic Market
     Prior to 2007, we derived revenue in the chronic market from short-term rental arrangements with our customers as our principal business model. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. Rental arrangements continue to represent the majority of the arrangements we have with our customers in the chronic market.
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
     We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2,000,000 shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. During the three and nine months ended September 30, 2007, we recognized revenue of $0.1 million and $0.3 million, respectively, associated with the $3.0 million premium.
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
Field Equipment
     We amortize field equipment using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, and the impact of planned design improvements. We believe the five year useful life is appropriate as of September 30, 2007.
Related-Party Transactions
Medisystems Corporation
     Supply Agreement
     On October 1, 2007, the Company completed its acquisition of the MDS Entities, and, as a result, Medisystems Corporation became a wholly-owned subsidiary of the Company. Through September 30, 2007, the Company purchased completed cartridges, tubing and certain other components used in the System One disposable cartridge from Medisystems Corporation, which prior to being acquired by the Company, was owned by David S. Utterberg, a significant stockholder of the Company and member of the Company’s Board of Directors. The Company purchased approximately $2.9 million and $6.8 million during the three and nine months ended September 30, 2007, and $1.5 million and $2.6 million for the three and nine months ended September 30, 2006, respectively, of goods and services from this related party. Amounts owed to Medisystems Corporation totaled $1.0 million and $0.9 million at September 30, 2007 and December 31, 2006, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets. At September 30, 2007, the Company had commitments to purchase approximately $2.4 million of products from Medisystems Corporation pursuant to the Medisystems Supply Agreement. As of October 1, 2007, as a result of the Company’s acquisition of the MDS Entities, amounts due and purchase obligations under the Supply Agreement will no longer be commitments of the Company.
     On January 4, 2007, the Company entered into a seven-year Supply Agreement (the “Medisystems Supply Agreement”), with Medisystems that expires on December 31, 2013. Prior to entering into the Medisystems Supply Agreement, the Company purchased products from Medisystems through purchase orders. Pursuant to the terms of the Medisystems Supply Agreement, the Company will purchase no less than ninety percent (90%) of its North

American requirements for disposable cartridges, or Medisystems products, for use with its System One from Medisystems. The Supply Agreement was approved by the Company’s Audit Committee and Board of Directors.
     Stock Purchase Agreement
     On June 4, 2007, the Company and David S. Utterberg entered into a stock purchase agreement under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and Medisystems Services Corporation, 90% of the issued and outstanding shares of Medisystems Europe S.p.A. (the remaining equity of which is held by Medisystems Corporation) and 0.273% of the issued and outstanding equity participation of Medisystems Mexico s. de R.L. de C.V. (the remaining equity of which is held by Medisystems Corporation), which are collectively referred to as the MDS Entities. The Company’s acquisition of the MDS Entities is referred to as the Acquisition. The Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of the Company.
     In consideration for the Acquisition, the Company issued Mr. Utterberg 6.5 million shares of the Company’s common stock, subject to a post-closing working capital adjustment that may increase or decrease the number of shares of common stock the Company issues to Mr. Utterberg. The shares of the Company’s common stock issuable to Mr. Utterberg in consideration for the Acquisition are referred to as the Shares. As a result of the Acquisition and the issuance of the Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding stock increased to approximately 23.3% of the Company’s outstanding common stock.
     In addition, the Company may be required to issue additional shares of the Company’s common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, the Company and Mr. Utterberg have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended.
     As of September 30, 2007, the Company has capitalized approximately $2.2 million of direct costs incurred in conjunction with the Acquisition. These costs are including as “other assets” in the accompanying condensed consolidated balance sheets of the Company.
     License Agreement and Consulting Agreement
     In connection with the Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct or indirect wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, a Nevada corporation, wholly-owned by Mr. Utterberg (“DSU”). Additionally, as a condition to the parties’ obligations to consummate the Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company.
     Under the license agreement dated as of June 1, 2007 between Medisystems Corporation and DSU, Medisystems Corporation received an exclusive, irrevocable, sublicensable, royalty-free, fully paid license to certain DSU patents, or the Licensed Patents, in exchange for a one-time payment of $2.7 million. The Licensed Patents fall into two categories, those patents that are used exclusively by the MDS Entities, referred to as the Class A Patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, referred to as the Class B Patents. Pursuant to the terms of the license agreement, MDS has a license to (1) the Class A Patents, to practice in all fields for any purpose and (2) the Class B Patents, solely with respect to certain defined products for use in the treatment of Extracorporeal Fluid Treatments and/or Renal Insufficiency Treatments. The license agreement further provides that the rights of Medisystems Corporation under the agreement are qualified by certain sublicenses previously granted to third parties. The Company has agreed that Mr. Utterberg retains the right to the royalty income under one of these sublicenses.
     Under the consulting agreement dated as of June 1, 2007, Mr. Utterberg and DSU will provide consulting, advisory and related services to the Company for a period of two years following the consummation of the Acquisition. In addition, under the terms of the consulting agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company in the field defined in the consulting agreement and not to encourage or solicit any of the Company’s employees, customers or suppliers to alter its relationship the Company. The consulting agreement further provides that (1) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (2) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the consulting agreement. Under the terms of the consulting agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the consulting agreement. The consulting agreement also requires the Company and Mr. Utterberg to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of the Company’s common stock, valued at the time of payment.
Off-Balance Sheet Arrangements
     Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section above.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. Upon adoption and as of September 30, 2007, we had no unrecognized tax benefits recorded.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three and nine months ended September 30, 2007, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2006.

Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, the following are some of the important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements.
Risks Related to our Business
We expect to derive a significant percentage of our future revenues from the rental or sale of our System One and a limited number of other products
     Since our inception, we have devoted substantially all of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to our acquisition of the MDS Entities, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although our acquisition of the MDS Entities broadens our product offerings, we expect that nearly all of our revenues will be derived from the sale of a limited number of key products primarily applicable to the dialysis business. We expect that the System One will continue to be a significant source of our future revenues, with the remainder of our revenues derived from the sale of a few key Medisystems’ disposable products, including blood tubing sets and needles, and this is expected to continue for the foreseeable future. To the extent that any of our primary products are no longer successful or are withdrawn from the market for any reason, we will suffer and we do not have other significant products in development that could replace these revenues.
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
     We believe that the home hemodialysis market is the largest market opportunity for our System One. Historically, we have typically billed the dialysis clinic for the rental of the equipment and the sale of the related disposable cartridges and treatment fluids. In our agreement with DaVita signed in early 2007, DaVita agreed to purchase all of its System One equipment then being rented from us and to buy a significant percentage of its future System One equipment needs. It is not clear what percentage of our future chronic customers will purchase rather than rent System One equipment. However, it is possible that a significant percentage of our chronic customers will continue to rent rather than purchase System One equipment and that, as a result, we will generate a significant percentage of our revenues and cash flow from the use of the System One over time rather than upfront from the sale of the System One equipment. In this event, we will need significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. We have also not yet achieved profitability, which imposes additional requirements for cash.
     We are currently negotiating a new debt facility. If we are unable to obtain sufficient debt financing on terms acceptable to us, under this facility or an alternative facility, we may need to sell additional equity or issue debt securities to fund our capital requirements. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
We have limited operating experience, a history of net losses and an accumulated deficit of $164.6 million at September 30, 2007. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at September 30, 2007, we had an accumulated deficit of approximately $164.6 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, in the chronic market, the cost of manufacturing the System One and related disposables currently equals the market price. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent in part upon achieving a sufficient scale of operations, obtaining better purchasing terms and prices, achieving efficiencies in manufacturing and supply chain overhead costs, implementing design and process improvements to lower our costs of manufacturing our products, increasing our reliability, achieving efficient distribution of our products, and realizing upon the cost saving opportunities associated with our recent Medisystems acquisition.
     In March 2006, we received clearance from the FDA to market our PureFlow SL module as an alternative to the bagged fluid presently used with our System One in the chronic market, and we commercially launched the PureFlow SL module in July 2006. This accessory to the System One allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is more favorable to NxStage and is an important part of our strategy to achieve profitability. Since its launch, PureFlow SL penetration has reached approximately 65% of all of our chronic patients. The product is still early in its commercial launch and we continue to work to improve product reliability and user experience, based upon customer feedback. Any failure to further improve reliability and user experience, and thereby gain rapid market acceptance of the PureFlow SL module and thereby improved margins, could adversely affect our ability to achieve profitability.

We compete against other dialysis equipment manufacturers with much greater financial resources and better established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.

     Our product lines compete directly against products produced by Fresenius Medical Care AG, Baxter Healthcare, Gambro AB, B. Braun and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, has been, until recently, subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. It is not clear what the chronic and critical care market impact will be now that the import hold is lifted. We believe the overall impact of the import hold has been positive to us, however, we cannot be sure of the magnitude of the impact the import hold has had on revenues.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better safety, convenience or effectiveness or are offered at lower prices.. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
The success and growth of our business will depend upon our ability to achieve expanded market acceptance of our System One and StreamLine products.
     Our System One products still have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the chronic market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:
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
     In addition, the future growth of our business depends upon the successful launch and market acceptance of our latest generation bloodline product, StreamLine. StreamLine is designed to be a high-quality, high-performance bloodline that promises to yield valuable savings and improved patient outcomes for those clinics that adopt it for use. Market penetration of this product is quite limited to date, and it is not possible to predict whether and to what extent current and future customers will elect to use this product instead of more established or competitive blood tubing sets. If we are unable to convert customers to the StreamLine product and receive more widespread commercial acceptance of this product, our ability to achieve our growth objectives could be impaired.
Current Medicare reimbursement rates limit the price at which we can market our products, and adverse changes to reimbursement could affect the adoption or continued sale of our products.
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One may be slowed. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.
As we continue to commercialize the System One, StreamLine and our other products, we may have difficulty managing our growth and expanding our operations successfully.
     As the commercial launch of the System One and StreamLine continues, we will need to expand our regulatory, manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
     We currently market and sell the System One through our own sales force. We plan to expand our sales, marketing, customer service and distribution infrastructures. We cannot provide assurance that we will be able to retain or attract experienced personnel and build an adequate sales and marketing, customer service and distribution staff or that the cost will not be prohibitive.
If we are unable to improve on the product reliability of our System One products, our ability to grow our business and achieve profitability could be impaired.
     Our System One is still early in its product launch, and our PureFlow SL module was only introduced during the third quarter of 2006. We continue to experience product reliability issues associated with these products that are higher than we expect long-term, and have led us to incur increased service and distribution costs, as well as increase the size of our field equipment base. This, in turn, negatively impacts our gross margins and increases our working capital requirements. Additionally, product reliability issues can also lead to decreases in customer satisfaction and our ability to grow or maintain our revenues. We continue to work to improve product reliability for these products, and have achieved some improvements to date. If we are unable to continue to improve product reliability of our System One products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
     Most recently, in the second quarter of 2007, we started to experience an increased incidence of reported dialysate leaks associated with our System One cartridges. The reported incidence of leaks was higher than we have historically observed. When the System one was used in accordance with its instructions, these leaks presented no risk to patient health. System One device labeling anticipates the potential for leaks to occur and specifically warns against leaks and alerts users of the need to observe treatments in order to detect leaks. Six patients with reported leaks, that were unobserved by these patients or their partners until after their treatments were completed, reported hypotension, or low blood pressure, resolved by a fluid bolus, with no lasting clinical effect. In early August 2007, we sent a letter to our patients and customers informing them of the increased incidence in leaks and reminding them of existing System One labeling alerting users of the potential for leaks and instructing them to observe treatments in order to detect any leaks. We characterized this notification as a voluntary recall. On August 24, 2007, we elected to initiate a second step in our recall actions, and decided to physically recall the affected lots of cartridge inventory being held by chronic market customers and patients, and replace the affected inventory with newer lots of cartridges at no charge. We instructed patients and customers to destroy all inventory of affected cartridges they had on hand. As of September 30, 2007. we incurred $2.3 million of charges for the recall, which consisted of a $1.5 million write off of inventory and $0.8 million in other costs related to the return or replacement of cartridges.
We have a significant amount of System One field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.

     Because the majority of our System One chronic care business continues to rely upon an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment.
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
     It is not yet clear what impact this agreement may have on the market acceptance for our product. It is also not yet clear to what extent DaVita will purchase the System One from us. For the three months ended September 30, 2007, sales to DaVita represented 27.5% of our total revenues. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
We rely heavily upon DaVita as a key customer for our System One and Medisystems product lines. The partial or complete loss of DaVita as a customer could materially impair our financial results.
     DaVita is our most significant customer. Sales through distributors to DaVita of Medisystems’ products accounted for approximately 38% of Medisystems’ revenues in 2006, and NxStage’s sales to DaVita accounted for approximately 19% of our revenues in 2006. Our contract for Medisystems blood tubing sets and needles with

DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. DaVita’s contractual commitments to purchase Medisystems’ needles expire in December 2007; and its commitments to purchase Medisystems’ blood tubing sets expire in September 2008. We cannot guarantee we will be able to negotiate an extension of this agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase Medisystems’ products. NxStage’s agreement with DaVita does not impose minimum purchase requirements, and expires as early as 2010. The partial or complete loss of DaVita as a customer for either of these product lines would materially impair our financial results.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, the market for our products may be limited.
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2004, approximately 17,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products.
If we are unable to convince additional hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we will not be successful in increasing our market share in the critical care market.
     We sell the System One for use in the treatment of acute kidney failure and fluid overload associated with, among other conditions, congestive heart failure. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size and ease of operation. One of our competitors in the critical care market, Gambro AB, has been subject to an FDA import hold that was recently lifted. Although it is unclear what the impact of this import hold has been on our revenues, we expect competition in this market to increase with the reintroduction of Gambro products to the U.S. critical care market.
We could be subject to costly and damaging product liability claims and may not be able to maintain sufficient product liability insurance to cover claims against us.
     If any of our products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. Although NxStage has not been a party to any such claims, prior to our acquisition of the MDS Entities, they were. While we maintain insurance, including product and excess liability insurance, claims may be brought against us that could result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

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
We maintain insurance at levels deemed adequate by management; however, future claims could exceed our applicable insurance coverage.
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
     In addition to our operations in Massachusetts, we operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Thai Baht, Euro and Peso. The U.S. dollar has weakened materially against the Thai Buht and Euro over the last five years and may continue to do so. To the extent we fail to control our exchange rate risk, our profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations and local regulations that may restrict or impair our ability to conduct our operations.
We will need to invest capital to expand our manufacturing facilities in Mexico and Italy to support anticipated increased product demand for System One cartridges and StreamLine. We cannot guarantee that cash from operations will be sufficient to finance this expansion, or that we will complete this expansion on a timely and cost-effective basis.
     To support the expected increased demand for the System One disposable cartridges and StreamLine, we will need to increase the scale of our manufacturing and molding operations in Mexico and Italy. This will require the investment of capital over the next two years. It is possible that cash flow from our operations may not be sufficient to support our capital needs, and that we may require additional financing to fund the expansion. We cannot be certain that financing will be available in the amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our capacity expansion plans, which could harm the growth or profitability of our business.

     The planned expansion of our manufacturing facilities will also require the purchase of specialized equipment and specialized construction. We cannot guarantee that we will be able to purchase all of the necessary equipment on satisfactory terms or timing, or that the necessary construction will be completed on a cost-effective or timely basis. Any delay in purchasing equipment or construction could harm the growth or profitability of our combined businesses.
We currently rely upon a third-party manufacturer to manufacture a significant percentage of our bloodline products using our supplied components. This manufacturer’s contractual obligation to manufacture such products expires in September 2008. In the event this agreement is not renewed or extended upon favorable terms, if at all, or in the event we are unable to sufficiently expand our manufacturing capabilities prior to September 2008 to support our requirements, our growth and ability to meet customer demand would be impaired.
     Historically, Medisystems has relied upon a third-party manufacturer, Kawasumi Laboratories, Inc. which we refer to as Kawasumi, to manufacture a significant percentage of its bloodline products using Medisystems’ supplied components. This third party has a strong history of manufacturing high-quality product for Medisystems. Kawasumi’s contractual obligation to manufacture blood tubing sets for us expires in September 2008. We cannot be certain this agreement will be renewed or extended on favorable terms, if at all, that we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, or that we would be able to manufacture products at the same cost at which we could purchase products from Kawasumi under a new agreement, the failure of any of which could impair our business.

We also rely upon Kawasumi to supply all of our finished goods needles.
     We depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011. In the event this agreement is not renewed or extended upon favorable terms, if at all, the revenues and profitability of our business will be impaired. It is not certain whether we would be able to obtain another source of quality needles if our agreement with Kawasumi is not renewed.

Our business relies heavily upon third-party distributors.
     The majority of Medisystems product line revenues comes from three distributors, which collectively accounted for approximately 90% of Medisystems’ revenues in 2006, with its primary distributor, Schein, accounting for 65% of Medisystems’ revenues in 2006. Schein recently agreed to extend its distribution relationship with Medisystems through July 2009. The contracts with the other two distributors of Medisystems’ products are scheduled to expire in October 2008 and July 2009. Our relationship with Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because Medisystems did not have a direct sales force and our current sales force has limited experience selling blood tubing sets or needles.
Unless we can demonstrate sufficient product differentiation in our bloodline business through StreamLine or products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our bloodline business to competitors in the dialysis industry.
     Medisystems’ bloodline business has historically been a commodities business. Medisystems has competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Medisystems products continue to compete favorably in the dialysis bloodline business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the dialysis services industry, with Fresenius and DaVita collectively controlling approximately 61% of U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the StreamLine product or products that we introduce in the future, we may be susceptible to further pressures to reduce Medisystems product pricing and more vulnerable to the loss of our bloodline business to competitors in the dialysis industry.
The activities of our business involves the import of finished goods into the United States from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Mexico and Thailand. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties changes, we could be subject to significant fines, liabilities or other adverse consequences.
     We import into the United States disposable medical supplies from Thailand and Mexico. We also import into the United States disposable medical components from China, Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.
We may face challenges in integrating Medisystems’ business with NxStage’s and, as a result, may not realize the expected benefits of the acquisition.
     Integrating the operations and personnel of Medisystems and NxStage is requiring a significant investment of management’s time and effort as well as the investment of capital, particularly with respect to information systems. The successful integration of Medisystems and NxStage will require, among other things, coordination of certain manufacturing operations and sales and marketing operations and the integration of Medisystems’ operations into the NxStage organization. The diversion of the attention of our senior management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business.
     The inability to successfully integrate the operations and personnel of Medisystems and NxStage, or any significant delay in achieving integration, could have a material adverse effect on the combined businesses after the completion of the acquisition, and, as a result, on the market price of NxStage’s common stock.
The success of the our business depends on the services of each of our senior executives as well as certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect the combined businesses.
     Our success has always depended upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development and manufacturing executives and managers. Much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. Most of our employees have agreements which impose obligations that may prevent a former employee from working for a competitor for a period of time; however, these clauses can be difficult to enforce, or may be enforceable only in part. We maintain key person insurance for only one of our executives, Jeffrey Burbank, our Chief Executive Officer.
Risks Related to the Regulatory Environment
We are subject to significant regulation, primarily by the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.
     Our products are medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications for our products. We cannot provide assurance that such clearances or approvals would be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.
Modifications to our marketed devices may require new regulatory clearances or pre-market approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.
     Any modifications to a 510(k) cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, requires the submission of another 510(k) pre-market notification to address the change. Although in the first instance we may determine that a change does not rise to a level of significance that would require us to make a pre-market notification submission, the FDA may disagree with us and can require us to submit a 510(k) for a significant change in the labeling, technology, performance specifications or materials or major change or modification in intended use, despite a documented rationale for not submitting a pre-market notification. We have modified various aspects of our products and have filed and received clearance from the FDA with respect to some of the changes in the design of our products. If the FDA requires us to submit a 510(k) for any modification to a previously cleared device, or in the future a device that has received 510(k) clearance, we may be required to cease marketing the device, recall it, and not resume marketing until we obtain clearance from the FDA for the modified version of the device. Also, we may be subject to regulatory fines, penalties and/or other sanctions authorized by the Federal Food, Drug, and Cosmetic Act. In the future, we intend to introduce new products and enhancements and improvements to existing products. We cannot provide assurance that the FDA will clear any new product or product changes for marketing or what the timing of such clearances might be. In addition, new products or significantly modified marketed products could be found to be not substantially equivalent and classified as products requiring the FDA’s approval of a pre-market approval application, or PMA, before commercial distribution would be permissible. PMAs usually require substantially more data than 510(k) submissions and their review and approval or denial typically takes significantly longer than a 510(k) decision of substantial equivalence. Also, PMA products require approval supplements for any change that affects safety and effectiveness before the modified device may be marketed. Delays in our receipt of regulatory clearance or approval will cause delays in our ability to sell our products, which will have a negative effect on our revenues growth.
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
     Medical devices can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall by us. The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers.

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
Changes in reimbursement for treatment for ESRD could affect the adoption of our products and the level of our future product revenues.
     In the United States, all patients who suffer from ESRD, regardless of age, are eligible for coverage under Medicare, after a requisite coordination period if other insurance is available. As a result, more than 80% of patients with ESRD are covered by Medicare. Although we rent and sell our products to hospitals, dialysis centers and other healthcare providers and not directly to patients, the reimbursement rate for ESRD treatments is an important factor in a potential customer’s decision to purchase our products in the chronic ESRD market. The dialysis centers that purchase our product rely on adequate third-party payor coverage and reimbursement to maintain their ESRD facilities. The CMS provides the composite rate for dialysis services, which is subject to regional variation and varies depending upon whether the facility is hospital-based or an independent clinic. The composite rate is intended to cover most items and services related to the treatment of ESRD, but does not include payment for physician services or separately billable laboratory services or drugs. Changes in Medicare reimbursement rates could negatively affect demand for our products and the prices we charge for them.
     Most ESRD patients who use our System One product for dialysis therapy in the home treat themselves six times per week. CMS rules, however, limit the number of hemodialysis treatments paid for by Medicare to three a week, unless there is medical justification for the additional treatments. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.
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
     In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. Federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. At this time, we are not a HIPAA covered entity and consequently are not directly subject to HIPAA. However, we have entered into several business associate agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, conduct by a person that is not a covered entity could potentially be prosecuted under aiding and abetting or conspiracy laws if there is an improper disclosure or misuse of patient information.
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
     The Medicare/ Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs; we may have with hospitals, physicians or other potential purchasers or users of medical devices. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our products to a customer, we could be subject to a claim under the Medicare/ Medicaid anti-kickback laws.
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
     Although we have not initiated any marketing efforts in jurisdictions outside of the United States and Canada, we intend in the future to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business.
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
Risks Related to Operations
We obtain some of our raw materials or components from a single source or a limited group of suppliers. We also obtain sterilization services from a single supplier. The partial or complete loss of one of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenues.
     We depend on a number of single-source suppliers for some of the raw materials and components we use in its products. We also obtain sterilization services from a single supplier. Presently, B. Braun Medizintechnologie GmbH is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is our primary supplier of lactate-based dialysate, and Kawasumi is our only supplier of needles. We also obtain certain other components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.

     Finding alternative sources for these components and subassemblies would be difficult in many cases and may entail a significant amount of time and disruption. In the case of B. Braun, for bicarbonate, and Membrana, for fiber, we are contractually prevented from obtaining an alternative source of supply, except in certain limited instances. In the case of other suppliers, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our System One or other products and, potentially, further FDA clearance or approval of any modification, thereby causing further costs and delays.
Resin is a key input material to the manufacture of our products and System One cartridge. Rising oil prices affect both the pricing and availability of this material. Continued escalation of oil prices could affect our ability to obtain sufficient supply of resin at the prices we need to manufacture our products at current rates of profitability.
     We currently source resin from a small number of suppliers. Rising oil prices over the last several years have resulted in significant price increases for this material. We cannot guarantee that prices will not continue to increase. Our contracts with customers restrict our ability to immediately pass on these price increases, and we cannot guarantee that future pricing to customers will be sufficient to accommodate increasing input costs.
We have labor agreements with our production employees in Italy and in Mexico. We cannot guarantee that we will not in the future face strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or in Italy, anti-union behavior, that may cause production delays and negatively impact our ability to deliver our products on a timely basis.
     MDS Italy has a national labor contract with Contratto collettivo nazionale di lavoro per gli addetti all’industria della gomma cavi elettrici ed affini e all’industria delle materie plastiche, and MDS Mexico has entered into a collective bargaining agreement with a Union named Mexico Moderno de Trabajadores de la Baja California C.R.O.C. Medisystems has not to date experienced strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or in Italy, anti-union behavior, however we cannot guarantee that we will not be subject to such activity in the future. Any such activity would likely cause production delays, and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer.
We do not have long-term supply contracts with many of our third-party suppliers.
     We purchase raw materials and components from third-party suppliers, including some single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers, therefore, are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of our suppliers. If the combined businesses inaccurately forecast demand for finished goods, our ability to meet customer demand could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers, which would be time consuming and disruptive and could lead to disruptions in product supply, which could permanently impair our customer base and reputation.
Certain of our products are recently developed and we are transitioning manufacturing to new locations. We, and certain of our third party manufacturers, have limited manufacturing experience with these products.
     We continue to develop new products and make improvements to existing products. We are also expanding our manufacturing capacity which requires us to relocate our manufacturing operations to other locations. As such, we and certain of our third party manufacturers, have limited manufacturing experience with certain of our products, including key products such as the PureFlow SL, related disposables and our StreamLine. We are, therefore, more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.
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
     As of October 14, 2007, we had 48 pending patent applications, including foreign, international and U.S. applications, and 28 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	timing of market acceptance of our products;

•	timing of achieving profitability and positive cash flow from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.
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

     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 30,078,238 shares of common stock outstanding as of September 30, 2007. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 300,782 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At September 28, 2007, subject to certain conditions, holders of an aggregate of approximately 13,511,174 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of September 28, 2007, shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2007, 3,162,243 shares were subject to outstanding options, of which 2,208,455 were exercisable and which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 45.2% of our outstanding common stock. David S. Utterberg, one of our directors, holds 23.3% of our outstanding common stock following his sale to us of the MDS Entities. As a result, these stockholders, if acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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
     As part of our business strategy, we may acquire, other businesses and technologies in the future. We may issue equity securities as consideration for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Acquisitions may involve a number of risks, including:
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
     Under U.S. generally accepted accounting principals, we would account for acquisitions using the purchase method of accounting. Under purchase accounting, we would record the consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We would allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a three to fifteen year period. Goodwill and certain intangible assets with indefinite lives are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds their implied fair value. These potential future amortization and impairment charges may significantly reduce net income, if any, and therefore may adversely affect the market value of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders
We held a Special Meeting of Stockholders on October 1, 2007 and our stockholders voted to:
(i)	Approve the issuance of 6,500,000 shares of common stock, plus any additional shares of common stock issuable pursuant to a post-closing working capital adjustment, pursuant to the stock purchase agreement, and any additional shares of common stock that we may be required to issue in the future to satisfy ant indemnification obligations under the stock purchase agreement between the Company and Mr. Utterberg or the consulting agreement between the Company, Mr. Utterberg and DSU Medical, which matter was approved by a vote of 23,415,505 shares voting for, 66,896 shares voting against and 4,213 shares abstaining.

(ii)	Amend our 2005 Stock Incentive Plan to increase the number of shares of our common stock which may be issued pursuant to the plan by an additional 3,800,000 shares, of which no more than 1,500,000 shares shall be granted as restricted stock, restricted stock units and other stock-based awards, which matter was approved by a vote of 21,431,378 shares voting for, 1,976,893 shares voting against and 78,343 shares abstaining.
Item 6. Exhibits

Exhibit
Number
10.1†	Consulting Agreement by and among the Registrant, David S. Utterberg and DSU Medical Corporation, dated October 1, 2007

10.2†	License Agreement by and between Medisystems Corporation and DSU Medical Corporation, dated June 1, 2007

10.3	2005 Stock Incentive Plan, as amended

10.4†	Extracarparcal Disposables Distribution Agreement, dated July 25, 2007, between Medisystems Corporation and Henry Schein, Inc.

10.5†	Agreement, dated December 22, 2003 by and between Medisystems Corporation and Davita, Inc.

10.6†	Supply and Distribution Agreement dated as of February 1, 2001, between Kawasumi Laboratories, Inc. and Medisystems Corporation

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)
November 7, 2007