Form 10-Q
period 2008-03-31
NxStage Medical, Inc.
filed 2008-05-12
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 36,794,575 shares of the registrant’s common stock issued and outstanding as of the close of business on May 8, 2008.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,181	$33,245
Short-term investments	—	1,100
Accounts receivable, net	11,027	7,990
Due from affiliate	435	435
Inventory	40,160	29,965
Prepaid expenses and other current assets	1,606	2,455

Total current assets	69,409	75,190
Property and equipment, net	12,937	12,146
Field equipment, net	31,812	30,885
Deferred cost of revenues	18,709	14,850
Intangible assets, net	33,102	33,801
Goodwill	41,462	41,457
Other assets	2,074	2,057

Total assets	$209,505	$210,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,359	$21,887
Accrued expenses	10,618	9,820
Due to affiliates	774	2,774
Current portion of long-term debt	2,131	54

Total current liabilities	38,882	34,535

Deferred revenue	23,789	19,530
Long-term debt	28,099	25,170
Other long-term liabilities	1,511	1,434

Total liabilities	92,281	80,669

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding, as of March 31, 2008 and December 31, 2007	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 36,793,409 and 36,771,893 shares issued and outstanding, as of March 31, 2008 and December 31, 2007, respectively	37	37
Additional paid-in capital	312,660	311,172
Accumulated deficit	(195,980)	(182,036)
Accumulated other comprehensive income	507	544

Total stockholders’ equity	117,224	129,717

Total liabilities and stockholders’ equity	$209,505	$210,386

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$31,005	$8,374
Cost of revenues	26,987	9,917

Gross profit (deficit)	4,018	(1,543)

Operating expenses:
Selling and marketing	6,835	4,732
Research and development	2,126	1,436
Distribution	3,395	2,344
General and administrative	4,815	2,667

Total operating expenses	17,171	11,179

Loss from operations	(13,153)	(12,722)

Other income (expense):
Interest income	213	904
Interest expense	(810)	(175)
Other income (expense), net	(149)	—

	(746)	729

Net loss before income taxes	(13,899)	(11,993)

Provision for income taxes	45	—

Net loss	$(13,944)	$(11,993)

Net loss per share, basic and diluted	$(0.38)	$(0.41)

Weighted-average shares outstanding, basic and diluted	36,774	29,020

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,944)	$(11,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,210	1,435
Stock-based compensation	1,486	760
Other	16	—
Changes in operating assets and liabilities:
Accounts receivable	(3,073)	(2,772)
Inventory	(17,425)	(9,377)
Prepaid expenses and other current assets	865	293
Accounts payable	2,978	3,063
Accrued expenses	(1,493)	742
Deferred revenue	4,259	7,240

Net cash used in operating activities	(22,121)	(10,609)

Cash flows from investing activities:
Purchases of property and equipment	(1,187)	(401)
Maturities of short-term investments	1,100	4,254
Purchases of short-term investments	—	(9,893)
Increase in other assets	(17)	(209)

Net cash used in investing activities	(104)	(6,249)

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	—	19,957
Proceeds from stock option and purchase plans	2	942
Proceeds from loans and lines of credit	5,000	—
Net repayments on loans and lines of credit	(15)	(700)

Net cash provided by financing activities	4,987	20,199

Foreign exchange effect on cash and cash equivalents	174	(110)

Decrease in cash and cash equivalents	(17,064)	3,231
Cash and cash equivalents, beginning of period	33,245	49,959

Cash and cash equivalents, end of period	$16,181	$53,190

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$7,527	$6,649

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     NxStage Medical, Inc., or the Company is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration or the FDA, and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy. Following the recent acquisition of Medisystems Corporation and certain affiliated entities, or the MDS Entities, the Company also sells needles and blood tubing sets primarily to the in-center market for the treatment of end-stage renal disease, or ESRD.
     As of March 31, 2008, the Company had approximately $16.2 million of cash, cash equivalents and short-term investments. In February 2007, the Company received cash proceeds of $20.0 million from the sale of 2.0 million shares of its common stock to DaVita Inc. or DaVita. In November 2007, the Company entered into a credit facility with Merrill Lynch Capital a division of Merrill Lynch Business Services Inc., which was acquired by General Electric Capital or GE, consisting of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company drew $25.0 million under the term loan at closing, and drew the remaining $5.0 million on March 25, 2008. The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes that it has sufficient cash and cash available through its credit facility to meet its funding requirements through 2008. The Company expects that its existing resources will be insufficient to satisfy our liquidity requirements beyond 2008 and the Company will need to sell additional equity, issue debt securities, obtain capital through strategic investment, or otherwise obtain additional capital to fund its capital requirements beyond 2008. Additionally, beginning in 2009, the Company will need to begin paying down the principal under its revolving credit facility. Any sale of additional equity or issuance of debt securities will likely result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing or other capital will be available in amounts or in terms acceptable to the Company, if at all. The Company expects to raise additional capital in the second or third quarters of 2008. If the Company is unable to obtain this additional capital when needed, the Company may be required to delay, reduce the scope of, or eliminate one or more aspects of the Company’s business development activities, which would likely harm the Company’s business.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and updated, as necessary, in this Form 10-Q. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at March 31, 2008. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
Medisystems Acquisition
     As more fully described in Note 7, effective October 1, 2007, the Company purchased from David S. Utterberg, a member of the Company’s Board of Directors, the issued and outstanding shares of Medisystems Corporation and various related entities, collectively the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. The MDS Entities design, manufacture, and distribute disposables used in dialysis and related blood treatments and procedures. The assets and liabilities of the MDS Entities are included in the March 31, 2008 and December 31, 2007 condensed consolidated balance sheets of the Company and the operating results of the MDS Entities have been included in the Company’s results of operations since October 1, 2007. The purchase consideration was allocated to the assets and liabilities of the MDS Entities, which included $34.5 million of definite-lived intangible assets and $41.5 million of goodwill. In addition, the Company wrote up inventory acquired from manufacturing cost to fair value by $1.6 million and wrote up property, plant and equipment to fair value by $2.5 million. Adjustments to the purchase price allocation of $5,000 during the quarter ended March 31, 2008 consisted primarily of changes in estimates related to certain exit-related costs as described in Note 3.
     The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company and the MDS Entities as if the acquisition had occurred on January 1, 2006. The historical financial information of the Company has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. The pro forma condensed consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on January 1, 2006 (in thousands, except per share amounts):

Three Months Ended
March 31,
2007
Proforma net revenue	$22,151
Proforma operating loss	(11,151)
Proforma net loss	(10,413)
Pro forma net loss per share, basic and diluted	$(0.29)
2. Summary of Significant Accounting Policies
  (a) Principles of Consolidation and Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at March 31, 2008. All material intercompany transactions and balances have been eliminated in consolidation.
  (b) Use of Estimates
     The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     SystemOne Segment
     Prior to 2007, the Company principally derived revenue in the home market from short-term rental arrangements with its customers. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. In the home market, rental arrangements continue to represent nearly half of the arrangements the Company has with its customers.
     Beginning in 2007, the Company entered into long-term customer contracts to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. The equipment and related items provided to the Company’s customers in these arrangements are considered a multiple-element sales arrangement pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment are deferred, and are recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service, which is five to seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue. As of March 31, 2008, the Company has deferred approximately $23.8 million of revenue and $18.7 million of related costs for equipment sales, which principally relate to the home market.
     The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, the Company considers these agreements a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2.0 million shares of the Company’s common stock for $10.00 per share, which represented a premium over the market price on that date of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. The Company recognized revenue of $0.1 million associated with the $3.0 million premium for each of the three months ended March 31, 2008 and 2007, respectively.
     In the critical care market, the Company structures sales of the System One as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer.

Revenue under these arrangements is recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care market revenue is derived from supply contracts and direct product sales.
     The Company’s contracts for the System One provide for training, technical support and warranty services to its customers. The Company recognizes training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
     In-Center Segment
     In the in-center market, sales are structured primarily through supply and distribution contracts with distributors. The Company’s distribution contracts for the in-center market contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. The Company’s revenues are presented net of these rebates, incentives, discounts and returns. During the reported periods, the majority of our in-center market revenue is derived from direct product sales.
     The Company recognizes rebates to customers in its in-center market in accordance with EITF 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are the Company’s best estimate of the amount of probable future rebates on current sales. For the three month period ended March 31, 2008, the Company recognized $1.5 million as a reduction of sales in connection with customer rebates. At March 31, 2008, the Company has a $1.4 million reserve against trade accounts receivable for future rebates.
  (d) Foreign Currency Translation and Transactions
     Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the condensed consolidated statements of operations. The Company’s foreign exchange losses totaled $0.1 million and $46,000 in March 31, 2008 and 2007, respectively.
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
     At March 31, 2008, the Company had $1.4 million in standby letters of credit to guarantee annual value added tax (“VAT”) refunds in Italy. These amounts are restricted and classified as other assets.
  (f) Fair Value of Financial Instruments and Concentration of Credit Risk
     Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates carrying value due to the short period of time to maturity. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.
     The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and accounts receivable:

	Percent of	Percent of
	Total	Total
Quarter Ended	Revenue	Accounts Receivable
March 31, 2008
Customer A	15%	11%
Customer B	42%	21%
Customer C	—	14%
March 31, 2007
Customer A	23%	—
     For the year ended December 31, 2007, no single customer represented greater than 10% of total accounts receivable.
     Sales to Customer A and C are primarily in the SystemOne segment and sales to Customer B were primarily in the in-center segment.

  (g) Inventory
     Inventories at March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Purchased components	$13,490	$12,211
Work in process	1,425	1,718
Finished units	25,245	16,036

	$40,160	$29,965

     Inventory is shown net of a valuation reserve of approximately $1.1 million and $1.8 million at March 31, 2008 and December 31, 2007, respectively.
  (h) Property and Equipment and Field Equipment
     Property and equipment is carried at cost less accumulated depreciation. Depreciation expense for property and equipment was $0.8 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.
     Field equipment is carried at cost less accumulated depreciation at March 31 2008 and December 31, 2007 as follows (in thousands):

	March 31,	December 31,
	2008	2007
Field equipment	$42,421	$39,470
Less accumulated depreciation and amortization	(10,609)	(8,585)

Field equipment, net	$31,812	$30,885

     Depreciation expense for field equipment was $2.1 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.
  (i) Intangibles
     Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from 8 to 14 years. Furthermore, periodically the Company assesses whether long-lived assets, including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. No such impairments were recorded during the period ended March 31, 2008. The Company recognized $34.5 million of acquired definite-lived intangible assets as a result of acquiring the MDS Entities. These definite-lived intangible assets are expected to be amortized over periods ranging from 8 to 14 years with an average life of 12.9 years.
     The Company recognized $0.7 million of amortization expense for the three months ended March 31, 2008. The Company will record $2.8 million of amortization expense for each of the years ended December 31, 2008 through 2012 related to the above intangible assets.
  (j) Goodwill
     The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. This impairment test is performed annually during the fourth quarter of the fiscal year at the reporting unit level based on product market. A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.
  (k) Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123, Share-Based Payment(R) (“SFAS 123(R)”), using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards that had previously been valued using the minimum value method, which was allowed until the Company’s initial filing with the SEC for the sale of securities (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that remained unvested at December 31, 2005.
     The captions in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 include share-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$255	$41
Selling and marketing	549	209
Research and development	124	40
General and administrative	558	470

	$1,486	$760

  (l) Deferred Cost of Revenues
     Costs relating to equipment sold for which deferral of revenue is required are capitalized and amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs relating to equipment sold at March 31, 2008 and December 31, 2007 totaled $18.7 million and $14.9 million, respectively, and are separately presented in the accompanying condensed consolidated balance sheets. Amortization of deferred costs charged to cost of revenues was $0.6 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007.
  (m) Warranty Costs
     For a period of one year following the delivery of products to critical care customers, the Company provides for product repair or replacement if it is determined there is a defect in material or manufacture of the product. For sales in the critical care market, the Company accrues estimated warranty costs at the time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of operations. Following is a roll-forward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2007	$220
Provision	57
Usage	(89)

Balance at March 31, 2008	$188

  (n) Distribution Expenses
     Distribution expenses consist of the costs incurred in shipping products to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $0.1 million for the three months ended March 31, 2008.
  (o) Research and Development Costs
     Research and development costs are charged to operations as incurred.
  (p) Income Taxes
     The Company accounts for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. The Company had no unrecognized tax benefits recorded as of March 31, 2008.
     The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes interest and penalties for uncertain tax positions in income tax expense. The Company had no interest or penalty accruals for the three months ended March 31, 2008.
  (q) Net Loss per Share
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
     The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	March 31,
	2008	2007
Options to purchase common stock	2,599	1,378
Restricted stock units	—	—
Warrants to purchase common stock	—	19

Total	2,599	1,397

  (r) Comprehensive Income (Loss)
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
The components of comprehensive income (loss) are presented below for the periods presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(13,944)	$(11,993)
Foreign currency translation (loss) gain	(37)	5

Comprehensive loss	$(13,981)	$(11,988)

  (s) Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position “FSP” 157-2 which delays the effective date of Statement 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of Statement 157 did not have a material impact on the Company.

     In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not adopted Statement 159 and therefore has not elected the fair value option for any of its financial assets and liabilities.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R). The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extended the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.
3. Restructuring Activities
     As a result of the Company’s acquisition of the MDS Entities on October 1, 2007, the Company established and approved a plan to integrate the acquired operations of the MDS Entities into the operations of the Company, for which the Company recorded $0.5 million in exit related purchase accounting adjustments in 2007. These purchase accounting adjustments consist of severance and relocation benefits for certain employees of the MDS Entities. The Company recorded an additional $5,000 as an adjustment to goodwill for the three months ended March 31, 2008, which was an adjustment to the cost of the MDS Entities acquisition. The following table summarizes the reserves related to exit activities that the Company has established through purchase accounting and the related activity as of March 31, 2008 (in thousands):

	Severance	Relocation	Total
Balance at 12/31/07	$301	$139	$440

Restructuring charge	5	—	5
Cash payments	(22)	(21)	(43)

Balance at 3/31/2008	$284	$118	$402

4. Financing Arrangements
  Debt
     On November 21, 2007, the Company obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was acquired by GE for a term of 42 months. The credit facility is secured by nearly all assets of the Company, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company borrowed $25.0 million under the term loan in November 2007 and borrowed the remaining $5.0 million on March 25, 2008. The Company used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the GE term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21, 2007 for our first borrowings (at a rate of 10.77% per year) and fixed on March 25, 2008 for our second borrowings (at a rate of 8.61% per year). Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, the Company must repay principal under the term loan in 29 equal monthly installments. The Company will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. The Company is accruing the maturity premium as additional interest over the 42 month term. The Company’s borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that the Company will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two and 1% thereafter.
     The credit facility includes covenants that (a) require the Company to achieve certain minimum net revenue and certain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, targets relating to the acquired MDS Entities, (b) place limitations on the Company’s ability to incur debt, (c) place limitations on the Company’s ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on the Company’s ability to pay dividends, make other restricted payments, enter into transactions with affiliates and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event the Company fails to satisfy the covenants, or otherwise go into default, GE has a number of remedies, including sale of the Company’s assets, control of cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on the Company’s business.
     In addition to the Company’s debt under the GE credit facility, the Company had one loan outstanding as of March 31, 2008 totaling
€145,000 ($230,000) which expires in September 2011 and is included in current and long-term debt. The interest on outstanding borrowings is equal to EURIBOR for 3 months (plus 1.15%) subject to an interest rate swap agreement at rates greater than 4%. When EURIBOR (three months) plus 1.15% exceeds 4%, interest is calculated on a blended basis, with 50% of the nominal value of the loan subject to a fixed rate of 4%, and the remaining 50% subject to the EURIBOR (three months) plus 1.15%. EURIBOR for three months at March 31, 2008 was 4.727%, according to published sources. Interest expense reflects the applied blended interest rate calculation. As of March 31, 2008, the interest rate on this loan was 5.572%.
     Annual maturities of principal under the Company’s debt obligations outstanding at March 31, 2008 are as follows (in thousands):

2008	$46
2009	11,443
2010	12,481
2011	6,260

$30,230

5. Stockholders’ Equity
  Common and Preferred Stock
     On October 1, 2007, the Company issued 6.5 million shares of its common stock at a price of $12.50 per share in connection with the MDS Entities discussed in Note 3.
     On February 7, 2007, the Company issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $19.9 million, net of issuance costs. The price of the Company’s common stock on February 7, 2007 was $8.50 per share, resulting in a $3.0 million premium, which was deferred and is being recognized ratably to revenue over a term of seven years as discussed in Note 1.
2005 Stock Incentive Plan and 2005 Employee Stock Purchase Plan
     The Company grants options and restricted stock to its employees under its 2005 Stock Incentive Plan. As of March 31, 2008, the Company has reserved 5,276,313 shares of common stock for issuance upon exercise of stock options and vesting of restricted stock and 35,730 shares for issuance under the 2005 Employee Stock Purchase Plan.
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
6. Segment and Enterprise Wide Disclosures
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements.
     On October 1, 2007, the Company completed its acquisition of the MDS Entities. As a result of the acquisition, during the quarter ended March 31, 2008, the Company began operating in two segments: System One and In-Center. Prior to January 1, 2008, the Company operated in one segment. The segment information noted below for the period ended March 31, 2007 does not include any in-center amounts since the acquisition of the MDS Entities did not occur until October 2007. Within the System One segment, the Company sells the System One and related products in the home and critical care markets. The home market consists of dialysis centers and hospitals that provide treatment options for patients that have ESRD, while the critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The Company sells essentially the same System One cyclers and disposables within each market and some of the Company’s largest customers in the home market provide outsourced renal dialysis services to hospitals in the critical care market to which the Company sells System One cyclers and disposables. Sales of product to both markets are made through dedicated sales forces and products are distributed directly to the customer.

     Sales in the in-center segment primarily consist of blood tubing sets and needles for hemodialysis and needles for apheresis. in-center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Total
Three Months Ended March 31, 2008
Revenues from external customers	$14,867	$16,138	$31,005
Segment (loss) profit	(6,365)	2,364	(4,001)
Segment assets	86,042	15,666	101,708
Three Months Ended March 31, 2007
Revenues from external customers	8,374	—	8,374
Segment loss	(7,062)	—	(7,062)
Segment assets	46,510	—	46,510
     Revenues recognized by each segment were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
System One segment
Home	$10,546	$5,435
Critical Care	4,321	2,939

Total System One segment	14,867	8,374
In-Center segment	16,138	—

Total	$31,005	$8,374

     All revenues were generated in the United States.
     The following table presents a reconciliation of the total reportable segment loss to consolidated net loss before income taxes (in thousands):

	Three Months Ended March 31,
	2008	2007
Total segment loss	$(4,001)	$(7,062)
Unallocated expenses:
Manufacturing operations	(2,211)	(1,557)
Research and development	(2,126)	(1,436)
General and administrative	(4,815)	(2,667)
Other income (expense)	(746)	729

Net loss before income taxes	$(13,899)	$(11,993)

     Segment (loss) profit consists of sales, less cost of sales, direct selling, marketing and distribution expenses.

     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	March 31,	December 31,
	2008	2007
Total segment assets	$101,708	$83,689
Corporate assets:
Cash and cash equivalents	16,181	33,245
Short-term investments	—	1,100
Property and equipment, net	12,937	12,146
Intangible assets, net	33,102	33,801
Goodwill	41,462	41,457
Prepaid and other assets	4,115	4,948

Total assets	$209,505	$210,386

     Long-lived tangible assets consist of property and equipment and field equipment. The following table presents total long-lived tangible assets by geographic areas (in thousands):

	March 31,	December 31,
	2008	2007
United States	$37,726	$36,754
Europe	3,990	3,551
Mexico	3,033	2,726

Total tangible long-lived assets, net	$44,749	$43,031

7. Related-Party Transactions
     On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems, under which Medisystems agreed to provide cartridges for use with the System One, was terminated with no resultant gain or loss recognized. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of outstanding common stock increased to approximately 23%. In addition, the Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the Acquisition Shares issued to Mr. Utterberg were placed into escrow to cover potential indemnification claims the Company may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct or indirect wholly-owned subsidiary of the Company, NxStage acquired rights under an existing license agreement between Medisystems and DSU Medical Corporation, a Nevada corporation, which is wholly-owned by Mr. Utterberg, or DSU. The Company refers to this agreement as the license agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which the Company refers to as the consulting agreement.
     Under the license agreement, Medisystems Corporation received an exclusive, irrevocable, sublicensable, royalty-free, fully paid license to certain DSU patents, or the licensed patents, in exchange for a one-time payment of $2.7 million. The licensed patents fall into two categories, those patents that are used exclusively by the MDS Entities, referred to as the Class A patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, referred to as the Class B patents. Pursuant to the terms of the license agreement, Medisystems Corporation has a license to (a) the Class A patents, to practice in all fields for any purpose and (b) the Class B patents, solely with respect to certain defined products for use in the treatment of extracorporeal fluid treatments and/or renal insufficiency treatments. The license agreement further provides that the rights of Medisystems Corporation under the agreement are qualified by certain sublicenses previously granted to third parties. The Company has agreed that Mr. Utterberg retains the right to the royalty income under one of these sublicenses.
     Under the consulting agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the consulting agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with NxStage during the term of the consulting agreement in the field defined in the consulting agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us. The consulting agreement further provides that (a) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (b) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the consulting agreement. Under the terms of the consulting agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the consulting agreement. The consulting agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. During the quarter ended March 31, 2008, the Company paid Mr. Utterberg and DSU $50,000 for consulting fees under this agreement.
     The Company assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement and the establishment of the royalty-free license agreement. During the quarter ended March 31, 2008, the Company paid Mr. Utterberg $2.0 million of the liability owed.
     As of March 31, 2008, the Company has a receivable for reimbursements of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU.
     Finally, in connection with the Medisystems Acquisition, the Company agreed that if Mr. Utterberg is no longer a director of the Company, the Company’s Board of Directors will nominate for election to the Company’s Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
8. Commitments and Contingencies
     The Company enters into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.
     On January 6, 2008, the Company’s wholly-owned subsidiary, Medisystems Corporation, entered into a needle purchase agreement, which we refer to as the needle agreement, with DaVita, pursuant to which DaVita has agreed to purchase the majority of its safety needle requirements from Medisystems for five years, subject to certain terms and conditions. The term of the needle agreement expires on January 5, 2013. Either party may terminate the needle agreement upon a substantial breach of the terms thereof that remains uncured, or upon the insolvency of the other party. DaVita may also terminate the needle agreement (a) upon our continued failure to supply safety needles, or (b) if Medisystems delivers defective safety needles to DaVita for a continued period of time. DaVita has the right to reduce or eliminate its purchase requirements under the Agreement following the introduction of a materially improved product (as defined in the Agreement) from a third party. If DaVita exercises this right, Medisystems may terminate the Agreement. The needle agreement provides for liquidated damages in the event DaVita fails to satisfy its purchase requirements or Medisystems fails to meet its supply obligations to DaVita.
     As of October 1, 2007, in connection with the Medisystems Acquisition, the Company assumed a supply and distribution agreement with Kawasumi Laboratories, Inc., a Japanese contract manufacturer. This agreement covers blood tubing sets and needle sets for the in-center segment, expiring in May 2009 for blood tubing sets and February 2011 for needle sets. Under the terms of the agreement, the Company agrees to purchase from this supplier an annual quantity at least equal to 80% of the goals established by both parties for each 12 month period commencing February 1. There have been no losses as a result of this commitment historically and the Company does not expect any losses over the remaining term of this annual agreement.
     On March 1, 2007, the Company entered into a long-term agreement with the Entrada Group, or Entrada, to establish manufacturing and service operations in Mexico, initially for its cycler and PureFlow SL disposables and later for its PureFlow SL hardware. The agreement obligates Entrada to provide the Company with manufacturing space, support services and a labor force through 2012. Subject to certain exceptions, the Company is obligated for facility fees through the term of the agreement which approximate $0.2 million annually. The agreement may be terminated upon material breach, generally following a 30-day cure period, or upon the insolvency of the other party.
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

9. Subsequent Events
     On May 6, 2008, the Company’s wholly-owned subsidiary, Medisystems Corporation entered into a supply and distribution agreement with Kawasumi Laboratories, Inc.. Pursuant to the terms of that agreement, Kawasumi has agreed to continue to manufacture and supply blood tubing sets to Medisystems through January 31, 2010. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, Medisystems has agreed to purchase certain minimum quantities of blood tubing sets, including Streamline blood tubing sets. If Medisystems fails to purchase this amount, Kawasumi may ship any shortfall to Medisystems and Medisystems must pay for such shortfall shipment. Either party may terminate the agreement (a) for any material breach of the agreement by the other party, upon ninety days’ prior written notice if after such ninety-day period the material breach remains uncured, or (b) immediately upon the insolvency of the other party. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems Corporation and Kawasumi as of February 1, 2001, as subsequently amended. The prior agreement originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continues to be in effect with respect to needles supplied by Kawasumi.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2008 and 2007, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, the impact of the Medisystems Acquisition, our liquidity and capital resources, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the factors described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report and in “Managements Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the documents filed by us with the SEC, as they may be amended from time to time, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Overview
     We are a medical device company that develops, manufactures and markets innovative systems for the treatment of ESRD, acute kidney failure and fluid overload. Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. In addition to the System One, we also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD, which we refer to as the in-center market. These product lines were obtained in connection with our Medisystems Acquisition. Although the revenues derived from our in-center products are a significant percentage of our current revenues, we believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD, which we previously referred to as the chronic market.
     We distribute our products in two segments: System One, which consists of the home and critical care markets and in-center. We define the home market as the market devoted to the treatment of ESRD patients in the home, the in-center market as the market devoted to in-center hemodialysis, and apheresis, and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Within the System One segment, we offer a different configuration of the System One for the home and critical care markets. The FDA has cleared the System One for hemodialysis, hemofiltration and ultrafiltration. We offer primarily needles and blood tubing sets in the in-center segment. Our products are predominantly used by our customers to treat patients suffering from ESRD or acute kidney failure and we have marketing and sales efforts dedicated to each segment, although in the in-center segment nearly all sales are made through distributors.
     We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared the System One in June 2005 for hemodialysis in the home. We are presently pursuing a nocturnal indication for the System One under an FDA approved investigational device exemption, or IDE, study started in the first quarter of 2008.
     Our business expanded significantly in late 2007 in connection with our Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in in-center hemodialysis as well as apheresis. The in-center segment is significantly more mature than our System One segment. The MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and it has achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, and the Streamline. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis clinics. This product is early in its market launch and adoption has been limited to date. Our needle products line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors, and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.
     Our customers receive reimbursement for the dialysis treatments provided with our products from Medicare and private insurers. Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for home and in-center dialysis therapy using the System One or our blood tubing sets and needles are typically submitted by the dialysis clinic or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Medicare presently limits reimbursement for chronic hemodialysis to three treatments per week, absent a finding of medical justification, which determination must be made on a case-by-case basis, based on documentation provided by our customers. Because most of our System One home dialysis patients are treated more than three times a week and receive primary coverage from Medicare, expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future.
     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we assemble, package and label our PureFlow SL disposables within our Fresnillo, Mexico facility. We manufacture components used in our System One cartridge assembly in Lawrence, Massachusetts, and assemble the System One disposable cartridge and some blood tubing sets, Medics and transducer protectors in Mexico. We manufacture our dialyzers internally in Rosdorf, Germany. We outsource the manufacture of premixed dialysate and needles. We rely on internal manufacturing and outsourcing for manufacture of our System One cycler, PureFlow SL hardware and blood tubing sets. As of the second quarter of 2008, we expect that we will no longer be outsourcing the manufacturing of our SystemOne cycler and Pure Flow SL hardware.
     In our System One segment, we market the System One in the home and critical care markets through a direct sales force in the United States primarily to dialysis clinics and hospitals. In our in-center segment, we market our blood tubing and needle products primarily through distributors, although we also have a small dedicated sales force for that business. We have increased the number of sales representatives in our combined sales force from 29 at March 31, 2007 to 32 at March 31, 2008. At present, we believe we have an appropriately sized sales force, although this may change as market conditions warrant.
     At March 31, 2008, 2,481 ESRD patients were prescribed to receive therapy using the System One at 355 dialysis clinics, compared to 1,295 ESRD patients at 200 dialysis clinics at March 31, 2007, and compared to 2,223 patients at 334 dialysis clinics at December 31, 2007. In addition, at March 31, 2008, 126 hospitals were using the System One for critical care therapy, compared to 82 and 115 hospitals at March 31, 2007 and December 31, 2007, respectively.
     The following table sets forth the amount and percentage of revenues derived from each segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008		2007
SystemOne segment
Home	$10,546	34%	$5,435	65%
Critical Care	4,321	14%	2,939	35%

Total SystemOne segment	14,867	48%	8,374	100%
In-Center segment	16,138	52%	—	0%

Total	$31,005	100%	$8,374	100%

     We derive our in-center segment revenues through the business we acquired in connection with our Medisystems Acquisition. This acquisition was not completed until October 1, 2007, and therefore, we realized no in-center segment revenues in the first quarter of 2007.
     Since inception, we have incurred losses every quarter, and at March 31, 2008, we had an accumulated deficit of approximately

$196.0 million. We expect to incur increasing operating expenses as we continue to grow our business. We only recently achieved positive gross margins for our products, in aggregate, and we can not provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations and obtaining better purchasing terms and prices.
     We will need to sell additional equity, issue debt securities, obtain capital through strategic investment, or otherwise obtain additional capital, to fund our capital requirements beyond 2008. Any sale of additional equity or issuance of debt securities will likely result in dilution to our stockholders, and we cannot be certain that additional public or private financing or other capital will be available in amounts or on terms acceptable to us, or at all. We expect to raise additional capital in the second or third quarters of 2008. If we are unable to obtain this additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which would likely harm our business. Additionally, beginning in February 2009, we will need to begin repaying the principal of the debt we borrowed under our GE credit facility. As of March 31, 2008, we had borrowed $30.0 million under this facility. To the extent we are unable to obtain additional capital, this obligation to repay debt will only further increase the need to further delay, reduce the scope of, or eliminate one or more aspects of our business, which would likely harm our business.
2008 Recent Developments
  Needle Purchase Agreement with DaVita Inc.
     On January 6, 2008, our wholly-owned subsidiary, Medisystems Corporation, entered into a needle purchase agreement with DaVita pursuant to which DaVita has agreed to purchase the majority of its safety needle requirements from Medisystems for five years, subject to certain terms and conditions. The needle purchase agreement expires on January 5, 2013. DaVita has the right to reduce or eliminate its purchase requirements under the agreement following the introduction of a materially improved product (as defined in the agreement) from a third party. If DaVita exercises this right, Medisystems may terminate the agreement. The needle purchase agreement provides for liquidated damages in the event DaVita fails to satisfy its purchase requirements or Medisystems fails to meet its supply obligations to DaVita.
GE Credit Facility
     On March 25, 2008 we borrowed the remaining $5.0 million of the term loan available to us under the credit and security agreement we entered into on November 21, 2007 with a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was acquired by GE. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on March 25, 2008 for our recent $5.0 million borrowing (at a rate of 8.61% per year). Beginning in February 2009, we will need to begin repaying the principal of the debt we borrowed pursuant to the agreement.
  Supply and Distribution Agreement with Kawasumi Laboratories, Inc.
     On May 6, 2008, our wholly-owned subsidiary, Medisystems Corporation, entered into a supply and distribution agreement with Kawasumi Laboratories, Inc. Pursuant to the terms of the agreement, Kawasumi has agreed to continue to manufacture and supply blood tubing sets to Medisystems through January 31, 2010. All products are required to be manufactured and supplied in accordance with our specifications. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, Medisystems has agreed to purchase certain minimum quantities of blood tubing sets, including Streamline blood tubing sets. If Medisystems fails to purchase this amount, Kawasumi may ship any shortfall to Medisystems, and Medisystems must pay for that shortfall shipment. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems and Kawasumi as of February 1, 2001, as subsequently amended. The prior agreement with Kawasumi originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continues to be in effect with respect to needles supplied by Kawasumi.
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
     Our rental contracts with dialysis centers for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one year, and are automatically renewed on a month-to-month basis thereafter, subject to a 30 day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes that provide for the purchase or rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
     In early 2007, we entered into long-term home market contracts for the System One with three larger dialysis chains, including with DaVita, which was our largest customer in 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the first quarter of 2007, two of these dialysis chain customers elected to purchase, rather than rent, a significant percentage of their System One equipment currently in use. We expect, at least in the near term, that the the majority of our customers will continue to rent the System One in the home market. As of March 31, 2008, we had deferred approximately $23.8 million of revenues related to the sale of equipment in the home market.
     Our in-center revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Schein, our primary distributor, represented approximately 81% of our in-center revenues for the three months ended March 31, 2008. Revenues from our other two primary distributors over the same period were 15% of our in-center revenues. Sales to DaVita, through Schein, represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements with us, one for needles and one for blood tubing sets. DaVita’s purchase obligations with respect to needles expire in January 2013, and its purchase obligations with respect to blood tubing sets expire in September 2008. We have no assurance that we will be able to negotiate an extension of these agreements, or that DaVita’s purchase obligations under these contracts will not be reduced, as permitted in certain circumstances under the contracts.
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
     Our agreement with Schein, our primary distributor, will expire in July 2009 and our agreements with the other primary two distributors are scheduled to expire in October 2008 and July 2009. We have no assurance that we will be able to negotiate an extension of any of these agreements.
     Our critical care revenues are less concentrated. At March 31, 2008, the System One was used in critical care applications in 126 hospitals, none of which accounted for more than 10% of our critical care revenues. Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. As our business matures, we are starting to derive a small amount of revenue from the sale of one year service contracts following the expiration of our standard one year warranty period for System One hardware. Similar to our home business, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service contracts.
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
     Distribution. Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreement with our customers, and salary, benefits and stock-based compensation for distribution personnel. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products from customers back to our service center for repair if the product is under warranty, and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment.
     General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees from outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square footage usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our business.
Results of Operations
     The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended
	March 31,
	2008	2007
Revenues	100%	100%
Cost of revenues	87%	118%

Gross profit (deficit)	13%	(18%)

Operating expenses:
Selling and marketing	22%	57%
Research and development	7%	17%
Distribution	11%	28%
General and administrative	16%	32%

Total operating expenses	56%	134%

Loss from operations	(43%)	(152%)

Other income (expense):
Other income	1%	11%
Other expense	(3%)	(2%)

	(2%)	9%

Net loss	(45%)	(143%)

Comparison of the Three Months Ended March 31, 2008 and 2007 (in thousands, except percentages)
Revenues
     Our revenues for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
Revenues	$31,005	$8,374	$22,631	270%

     The increase in revenues was attributable to in-center sales reported for the first quarter 2008 of $16.1 million and increased sales and rentals of the System One and related disposables of $6.5 million in both the critical care and home markets, primarily as a result of increased sales and marketing efforts as we continue to commercialize the System One. The number of home patients prescribed to receive therapy with the System One was 2,481 at March 31, 2008 compared to 1,295 at March 31, 2007, an increase of 92%. As of March 31, 2008, an additional 155 dialysis clinics were offering the System One as compared to March 31, 2007. Revenues in the home market increased to $10.5 million for the three months ended March 31, 2008 compared to $5.4 million in the same period 2007, an increase of 94%, while revenues in the critical care market increased 48% to $4.3 million for the three months ended March 31, 2008 compared to $2.9 million for the same period in 2007. Revenues in the in-center market represented $16.1 million for the three months ended March 31, 2008. We completed the Medisystems Acquisition on October 1, 2007 and do not have comparable results for the in-center market for the three months ended March 31, 2007.
Cost of Revenues and Gross Profit (Deficit)
     Our cost of revenues and gross profit (deficit) for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
Cost of revenues	$26,987	$9,917	$17,070	172%

Gross profit (deficit)	$4,018	$(1,543)	$5,561

Gross margin (deficit)	13%	(18%)

     The increase in cost of revenues was attributable primarily to our increased revenues from the home, critical care and in-center markets. In addition, cost of revenues increased during the three months ended March 31, 2008 as compared to the same period in 2007 due to a larger employee base that resulted in additional salaries, benefits, payroll taxes of $0.6 million and increased inbound freight costs of $0.2 million to support our higher production volume and increased service costs. For the quarter ended March 31, 2008, cost of revenues for our System One segment were $12.1 million or 82% of System One revenues compared to $8.4 million or 100% of revenues for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, cost of revenues for the in-center segment were $12.7 million or 78% of in-center revenues. The improvement in gross margin percentage for the quarter ended March 31, 2008 as compared to the same period in 2007, is a result of the Medisystems Acquisition included in the first quarter of 2008, manufacturing cost improvements to the System One equipment and disposables and the leveraging of our manufacturing overhead.
Selling and Marketing
     Our selling and marketing expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
Selling and marketing	$6,835	$4,732	$2,103	44%

Selling and marketing as a percentage of revenues	22%	57%

     The primary increase in selling and marketing expense was the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for selling and marketing personnel from 2007 to 2008. Total headcount for sales and marketing and support personnel increased by 51 employees from March 31, 2007 to March 31, 2008, and represented an increase of $1.7 million in expenses. In addition, travel, field expenses, and supplies increased by $0.3 million, and professional service fees for our scientific advisory board, process improvements, and reimbursement efforts increased by $0.1 million. For the quarter ended March 31, 2008, selling and marketing expenses for our System One segment were $6.0 million or 40% of revenues compared to $4.7 million or 57% of revenues for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, selling and marketing expenses for the in-center segment were $0.9 million, or 5% of revenues. We anticipate that selling and marketing expenses will continue to increase in absolute dollars in both segments as we broaden our marketing initiatives to increase public awareness of the System One in the home market, and to a lesser degree in the critical care market, and our other products, particularly Streamline, in the in-center market, and as we add additional sales support personnel.
Research and Development
     Our research and development expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
Research and development	$2,126	$1,436	$690	48%

Research and development as a percentage of revenues	7%	17%

     The increase in research and development expenses for the period ended March 31, 2008 compared to the same period in 2007 was attributable to an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation of $0.6 million. We expect research and development expenses will increase in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our IDE nocturnal trial and Freedom study.
     Distribution
     Our distribution expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
Distribution	$3,395	$2,344	$1,051	45%

Distribution as a percentage of revenues	11%	28%

     The increase in distribution expenses for the three months ended March 31, 2008 compared to the same period in 2007 was due to the addition of the in-center business associated with the Medisystems Acquisition and an increased volume of shipments of disposable products to a growing number of patients in the home market. The decreased cost of distribution as a percentage of revenue is attributable to the lower cost of distribution for the in-center market as compared to the home and critical care markets as well as improved shipping rates, better product reliability resulting in fewer expedited shipments, reduction in the cost of shipping bagged fluids as we convert more patients to our Pureflow SL products, and improved reliability of the System One. For the quarter ended March 31, 2008, distribution expenses for our System One segment were $3.2 million or 21% of revenues compared to $2.3 million or 28% of revenues for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, distribution expenses for the in-center segment were $0.2 million or 1% of revenues. We expect that distribution expenses as a percentage of sales will continue to decrease due to further distribution efficiencies.
     General and Administrative
Our general and administrative expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2008	2007	Increase	Increase
General and administrative	$4,815	$2,667	$2,148	81%

General and administrative as a percentage of revenues	16%	32%

     The increase in general and administrative expenses during the three months ended March 31, 2008 compared to the same period in 2007 was due to $0.7 million for the amortization of intangible assets acquired in the Medisystems Acquisition, $0.5 million of headcount and associated infrastructure costs, $0.2 million for professional services including tax and audit fees, $0.3 million relating to the acquired MDS Entities and $0.4 million of other corporate expenses.
Other Income and Expense
     Interest income of $0.2 million is derived primarily from U.S. government securities, certificates of deposit, commercial paper and money market accounts. For the three months ended March 31, 2008, interest income decreased by $0.7 million due to decreased cash and investments over the comparable period ending March 31, 2007.
     Interest expense of $0.8 million is derived primarily from borrowings under our credit facility with GE that we entered into in November 2007. For the three months ended March 31, 2008, interest expense increased by $0.6 million over the comparable period ending March 31, 2007 due to the increase in debt.
     Other expense of $0.1 million is derived primarily by foreign currency losses due to the unfavorable change of the US Dollar to the Euro.
Provision for Income Taxes
     The provision for income taxes of $45,000 relates to operations of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of March 31, 2008, our accumulated deficit was $196.0 million and we had cash and cash equivalents of approximately $16.2 million. On November 21, 2007, we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was acquired by GE, for a term of 42 months. The credit facility is secured by nearly all our assets, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21,2007 for our first borrowings (at a rate of 10.77% per year) and fixed on March 25, 2008 (at a rate of 8.61%) date of borrowing for our second borrowing. Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, we must repay principal under the term loan in 29 equal monthly installments. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. We are accruing the maturity premium as additional interest over the 42 month term. Our borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds, under the revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter. As of March 31, 2008, we have borrowed $30.0 million under this loan.
     The credit facility includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum EBITDA targets relating to the acquired MDS Entities, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.
     On February 7, 2007, we entered into a National Service Provider Agreement with DaVita, our largest customer. Pursuant to the terms of the agreement, we granted to DaVita certain market rights for the NxStage System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita committed to purchase all of its existing System One equipment currently being rented from NxStage (for a purchase price of approximately $5 million) and to buy a significant percentage of its future System One equipment needs. In connection with the National Service Provider Agreement, on February 7, 2007, we issued and sold to DaVita 2.0 million shares of our common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash used in operating activities	$(22,121)	$(10,609)
Net cash used in investing activities	(104)	(6,249)
Net cash provided by financing activities	4,987	20,199
Effect of exchange rate changes on cash	174	(110)

Net cash flow	$(17,064)	$3,231

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory purchases of the

System One and Pure Flow SL hardware as we began closing out our outside manufacturing contracts, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory to field equipment for the placement of rental units with our customers represented $7.5 million and $6.6 million, respectively, during the three months ended March 31, 2008 and 2007, respectively.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities, purchases and maturities of short-term investments and changes in other non-current assets.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2008 included $5.0 million of additional borrowings under our term GE credit facility. Net cash provided by financing activities during the three months ended March 31, 2007 included $20.0 million of net proceeds received from the sale of 2.0 million shares of common stock to DaVita and $0.9 million of proceeds from the exercise of stock options, offset by debt payments of $0.7 million.
     We expect to continue to incur net losses for the foreseeable future. We believe we have sufficient cash and cash available through our credit facility to meet our funding requirements through 2008. We expect that our existing resources will be insufficient to satisfy our liquidity requirements beyond 2008, and we will need to sell additional equity, issue debt securities, obtain capital through strategic investment, or otherwise obtain additional capital to fund our capital requirements beyond 2008. Additionally, beginning in February 2009, we will need to begin paying down the principal on the debt we borrowed from GE. Any sale of additional equity or issuance of debt securities will likely result in dilution to our stockholders, and we cannot be certain that additional public or private financing or other capital will be available in amounts or on terms acceptable to us, or at all. We expect to raise additional capital in the second or third quarter of 2008. If we are unable to obtain this additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which would likely harm our business.
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
     System One Segment
     Prior to 2007, we derived revenue in the home market from short-term rental arrangements with our customers as our principal business model. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to a binding customer purchase order and fixed payment terms. Rental arrangements continue to represent the majority of the arrangements we have with our customers in the home market. Equipment utilized under the rental arrangements is referred to as Field Equipment.
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
     We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2.0 million shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. During the three months ended March 31, 2008, we recognized revenue of $0.1 million associated with the $3.0 million premium.

     In the critical care market, sales are structured as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. We recognize revenues at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care revenues were derived from supply contracts and direct product sales.
     Our contracts provide for training, technical support and warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
   In-Center Segment
     In the in-center market, sales are structured primarily through supply and distribution contracts with distributors. Our distribution contracts for the in-center market contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns.
     We recognize rebates to customers in the in-center market in accordance with EITF 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are our best estimate of the amount of probable future rebates on current sales.
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
Field Equipment
     Field equipment consists of equipment being utilized under disposable-based rental agreements and “service pool” hardware. Service pool hardware is equipment owned and maintained by us that is swapped for equipment that requires repair or maintenance by us while being rented or owned. We continually monitor the equipment in the service pool, as well as equipment that is in-transit or otherwise not being deployed by a patient, and assess whether there are any indicators of impairment for such equipment. During the three months ended March 31, 2008 and 2007, no such impairment was recognized.
     We capitalize field equipment at cost and amortize field equipment through cost of revenues using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years and the asset carrying value periodically for reasonableness. Factors considered in determining the reasonableness of the useful life and the asset carrying value include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns, actual equipment disposal rates, our ability to verify the equipment’s existence in the field, and the impact of planned design improvements. We believe the five-year useful life to be reasonable as of March 31, 2008.
Related-Party Transactions
     On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. We refer to our acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated. In consideration for the Medisystems Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding common stock increased to approximately 23%. In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the shares issued to Mr. Utterberg were placed into escrow to cover potential indemnification claims we may have against him. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, becoming a direct wholly- owned subsidiary of ours, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, a Nevada corporation, which is wholly-owned by Mr. Utterberg, or DSU. We refer to this agreement as the license agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the consulting agreement.
     Under the license agreement, Medisystems Corporation received an exclusive, irrevocable, sublicensable, royalty-free, fully paid license to certain DSU patents, or the licensed patents, in exchange for a one-time payment of $2.7 million. The licensed patents fall into two categories, those patents that are used exclusively by the MDS Entities, referred to as the Class A patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, referred to as the Class B patents. Pursuant to the terms of the license agreement, Medisystems Corporation has a license to (1) the Class A patents, to practice in all fields for any purpose and (2) the Class B patents, solely with respect to certain defined products for use in the treatment of extracorporeal fluid treatments and/or renal insufficiency treatments. The license agreement further provides that the rights of Medisystems Corporation under the agreement are qualified by certain sublicenses previously granted to third parties. We have agreed that Mr. Utterberg retains the right to the royalty income under one of these sublicenses.
     Under the consulting agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the consulting agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with NxStage during the term of the consulting agreement in the field defined in the consulting agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us. The consulting agreement further provides that (1) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (2) we grant Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the consulting agreement. Under the terms of the consulting agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the consulting agreement. The consulting agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. During the quarter ended March 31, 2008, we paid Mr. Utterberg and DSU $50,000 for consulting fees under this agreement.
     We assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement and the establishment of the royalty-free license agreement. During the quarter ended March 31, 2008, we paid Mr. Utterberg $2.0 million of the liability owed. In connection with the Medisystems Acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     As of March 31, 2008, we have a receivable for reimbursements of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU.
     Consistent with the requirements of our Audit Committee Charter, this transaction was reviewed and approved by our Audit Committee, which is comprised solely of independent directors, as well as our Board of Directors.
Off-Balance Sheet Arrangements
     Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141(R), Business Combination, or Statement 141 (R), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

     In September 2006, the FASB issued Statement 157, Fair Value Measurement or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position FSP 157-2, which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of Statement 157 did not have a material impact on us.
     In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not adopted Statement 159 and therefore have not elected the fair value option for any of our financial assets and liabilities.
     In December 2007, the Securities and Exchange Commission or SEC, issued Staff Accounting Bulletin No. 110 or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2008, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We believe our largest future product market opportunity is the home hemodialysis market. However this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2005, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Further, the number of nephrologists and dialysis clinics able or willing to prescribe home hemodialysis or establish and support home hemodialysis programs is also unknown. Many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most don’t have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies. We do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis.
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for Medicare patients, at least in part by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that a number of our customers are unable to obtain such additional reimbursement, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future.
     New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. In 2008, the Centers for Medicare and Medicaid Services released new Conditions for Coverage applicable to our customers. Among other things, the new Conditions for Coverage impose additional water testing requirements on our patients using our PureFlow SL product. These additional water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.
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
     We believe that the home hemodialysis market is the largest market opportunity for our System One. In this market, a significant percentage of our home customers rent rather than purchase System One equipment. As a result, we generate, and expect to continue generating in the future, a significant percentage of our revenues and cash flow from the use of System One equipment over time rather than upfront from the sale of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. Our agreement with DaVita signed in early 2007 departs from the rental model, which helps us to conserve cash flow. In that agreement, DaVita agreed to purchase all of its System One equipment then being rented from us and to buy a significant percentage of its future System One equipment needs. It is not clear whether we will be able to replicate this sales model with a significant number of other customers in the future. In 2007, only two of our customers, one of which was DaVita, purchased equipment. However, approximately 53% of our home patients are using purchased systems. We have also not yet achieved profitability, which imposes additional requirements for cash.
     We will need to sell additional equity, issue debt securities, obtain capital through strategic investments or otherwise obtain additional capital to fund our capital requirements beyond 2008. Any sale of additional equity or issuance of debt securities will likely result in dilution to our stockholders, and we cannot be certain that additional public or private financing or other capital will be available in amounts or on terms acceptable to us, or at all. We expect to raise additional capital in the second or third quarters of 2008. If we are unable to obtain this additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which would likely harm our business. Additionally, beginning in February 2009, we will need to begin paying down the principal on the debt we borrowed under our GE Credit Facility. To the extent we are unable to obtain additional capital, this obligation to repay debt will only further increase the need to further delay, reduce the scope of, or eliminate one or more aspects of our business, which would likely harm our business.
We have limited operating experience, a history of net losses and an accumulated deficit of $196.0 million at March 31, 2008. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at March 31, 2008, we had an accumulated deficit of approximately $196.0 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, although we have achieved positive gross margins for our products, in aggregate, as of March 31, 2008, we can not provide assurance that our gross margins will remain positive, continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.
     Our PureFlow SL hardware, introduced into the market in July 2006, is a recently implemented design improvement intended to improve our profitability. PureFlow SL is an accessory module to the System One that allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is expected to be more favorable to NxStage than the gross margin on our bagged fluids and is an important part of our strategy to achieve profitability. Since its launch, PureFlow SL penetration has reached approximately 70% of all of our home patients. The product is still early in its commercial launch and we continue to work to improve product reliability, and to introduce PureFlow SL product design enhancements that will improve utilization of disposables and user experience. Any failure to further improve reliability and user experience, and to reduce the utilization of disposables, each of which is critical to achieving improved margins for PureFlow SL, would impair our ability to achieve profitability. Failure to further improve reliability will also negatively impact our distribution costs, which would adversely affect our ability to achieve profitability.
     In March 2007, we began moving the manufacture of our products from Massachusetts to Mexico. At the end of 2007, we were manufacturing our Pureflow SL disposables and a limited percentage of our System One cyclers in Mexico as well as servicing a limited percentage of our System One cyclers in Mexico. Our System One cartridge had already been manufactured in Mexico by Medisystems at the time of the Medisystems Acquisition. Our ability to continue to shift manufacturing and servicing to Mexico, in order to take advantage of lower labor costs, is an important part of our strategy to achieve profitability. Any failure or unforeseen difficulties in transitioning additional manufacturing and servicing to Mexico and to maintain or improve product reliability in the process, would adversely affect our ability to achieve profitability.
We entered into a secured credit facility in November 2007, and as of March 31, 2008, we had borrowed $30 million thereunder. We may not be able to borrow the full amount available under that credit facility, and we will need to begin repaying principal on the amounts we have already borrowed under that credit facility in February 2009. Further, if we fail to comply with all terms and covenants under our credit agreement, we may go into default under the credit facility which could trigger, among other things, the acceleration of all of our indebtedness thereunder or the sale of our assets.
     On November 21, 2007 we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, which was acquired by GE, for a term of 42 months. The credit facility is secured by nearly all of our assets, other than intellectual property and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21 for our first borrowings (at a rate of 10.77% per annum) and fixed on March 25 for our second borrowings (at a rate of 8.61% per annum) Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, we must repay principal under the term loan in 29 equal monthly installments. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. Our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter.
     The credit facility includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum EBITDA targets relating to the acquired MDS Entities, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries’ ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents, and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.
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
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Fresenius and Baxter have each made public statements that they are either contemplating or actively developing new and/or improved systems for home hemodialysis. Fresenius made these statements in connection with their recent acquisition of Renal Solutions, Inc., and Baxter made them in connection with the announcement of a research and development collaboration with DEKA Research & Development Corporation and HHD, LLC. We are unable to predict if or when products from these or other companies may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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
     Our System One products still have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:
•	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options, or that the cost or risk associated with use of our product is not greater than available alternatives;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients and their caregivers, such as the newly adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the continued availability of satisfactory reimbursement from healthcare payors, including Medicare.
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
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. In the next two years, Medicare will be switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Presently, we understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future.
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
     Our System One is still early in its product launch, and our PureFlow SL hardware was only introduced during the third quarter of 2006. We continue to experience product reliability issues associated with these products that are higher than we expect long-term, and have led us to incur increased service and distribution costs, as well as increase the size of our field equipment base. This, in turn, negatively impacts our gross margins and increases our working capital requirements. Additionally, product reliability issues can also lead to decreases in customer satisfaction and our ability to grow or maintain our revenues. We continue to work to improve product reliability for these products, and have achieved some improvements to date. If we are unable to continue to improve product reliability of our System One products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
     In the second quarter of 2007, we started to experience an increased incidence of reported dialysate leaks associated with our System One cartridges. The reported incidence of leaks was higher than we have historically observed. When the System One was used in accordance with its instructions, these leaks presented no risk to patient health. System One device labeling anticipates the potential for leaks to occur and specifically warns against leaks and alerts users of the need to observe treatments in order to detect leaks. Six patients with reported leaks, that were unobserved by these patients or their partners until after their treatments were completed, reported hypotension, or low blood pressure, resolved by a fluid bolus, with no lasting clinical effect. In early August 2007, we sent a letter to our patients and customers informing them of the increased incidence in leaks and reminding them of existing System One labeling alerting users of the potential for leaks and instructing them to observe treatments in order to detect any leaks. We characterized this notification as a voluntary recall. On August 24, 2007, we elected to initiate a second step in our recall actions, and decided to physically recall the affected lots of cartridge inventory being held by home market customers and patients, and replace the affected inventory with newer lots of cartridges at no charge. We instructed patients and customers to destroy all inventory of affected cartridges they had on hand. During 2007, we incurred $2.3 million of charges for the recall, which consisted of a $1.5 million write off of inventory on hand at the time and $0.8 million in other costs related to the return or replacement of cartridges.
We have a significant amount of SystemOne field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
     Because a significant percentage of our System One home care business continues to rely upon an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This barrier would negatively impact our working capital requirements and future profitability.
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
     For the three months ended March 31, 2008, approximately 46% of our home hemodialysis patients in the home market received treatment through clinics owned by DaVita. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
We rely heavily upon DaVita as a key customer for our SystemOne and Medisystems product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately 48% of in-center segment revenues in the quarter ended March 31, 2008, and direct sales to DaVita accounted for approximately 32% of our System One segment revenues in the quarter ended March 31, 2008. Our contract for Medisystems blood tubing sets and needles with DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Further, DaVita’s commitments to purchase Medisystems’ blood tubing sets expire in September 2008. We cannot guarantee we will be able to negotiate an extension of this agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase Medisystems’ products. DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond September 2008. NxStage’s national service provider agreement with DaVita does not impose minimum purchase requirements, and expires as early as the end of 2009. The partial or complete loss of DaVita as a customer for either of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.
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
We currently rely upon a third-party manufacturer to manufacture a significant percentage of our blood tubing set products using our supplied components and all of our needles. Kawasumi’s contractual obligation to manufacture blood tubing sets expires on January 2010 and its obligation to supply needles expires in February 2011. In the event these agreements are not renewed or extended upon favorable terms, if at all, or in the event we are unable to sufficiently expand our manufacturing capabilities, or obtain alternative third party supply prior to the expiration of these agreements, our growth and ability to meet customer demand would be impaired.
     Historically, Medisystems has relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of its blood tubing set products using Medisystems’ supplied components. This third party has a strong history of manufacturing high-quality product for Medisystems. We recently negotiated a new agreement with Kawasumi extending their obligation to supply blood tubing sets to us through January 31, 2010. We can not be certain that this agreement will be renewed or extended beyond this term on favorable terms, if at all, that we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011. In the event this agreement is not renewed or extended upon favorable terms, if at all, if we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.
Our in-center business relies heavily upon third-party distributors.
     We sell the majority of our in-center products through three distributors, which collectively accounted for approximately 96% of in-center revenues for the quarter ended March 31, 2008, with our primary distributor, Schein, accounting for 81% of in-center revenues for the quarter ended March 31, 2008. Schein recently agreed to extend their distribution relationship with us through July 2009. The contracts with the other two distributors of our products are scheduled to expire in October 2008 and July 2009. Our relationship with Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because our current sales force has limited experience selling blood tubing sets or needles.
Unless we can demonstrate sufficient product differentiation in our blood tubing set business through Streamline or products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately 61% of U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline product or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry. In addition, DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond the expiration of our blood tubing set agreement with DaVita that expires in September 2008.
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
     Our products are medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications for our products. Presently, we are pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We cannot provide assurance that this or other clearances or approvals will be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.
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
     Although we have not initiated any marketing efforts in jurisdictions outside of the United States and Canada, we intend in the future to market our products in other markets. Certain products of ours are distributed outside the United States and Canada via distributors and customers. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business.

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
     We depend on a number of single-source suppliers for some of the raw materials and components we use in its products. We also obtain sterilization services from a single supplier. Presently, B. Braun Avitum AG is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is our sole supplier of lactate-based dialysate, and Kawasumi is our only supplier of needles. We also obtain certain other components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.
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
     As of March 31, 2008, we had 50 pending patent applications, including foreign, international and U.S. applications, and 33 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license 99 pending patent applications, including foreign, international and U.S. applications, and 31 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 36,793,409 shares of common stock outstanding as of March 31, 2008. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 367,934 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At March 31, 2008, subject to certain conditions, holders of an aggregate of approximately 12,814,221 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of March 31, 2008, 7,199,667 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2008, 5,276,313 shares were subject to outstanding options, of which 2,120,782 were exercisable and which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 46% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)
  May 12, 2008