Form 10-Q
period 2008-06-30
NxStage Medical, Inc.
filed 2008-08-08
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(978) 687-4700
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address, and Former Fiscal year, If Changed Since Last Report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     There were 46,443,487 shares of the registrant’s common stock issued and outstanding as of the close of business on August 6, 2008.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,392	$33,245
Short-term investments	—	1,100
Accounts receivable, net	9,524	7,990
Due from affiliate	435	435
Inventory	40,803	29,965
Prepaid expenses and other current assets	3,670	2,455

Total current assets	80,824	75,190

Property and equipment, net	12,982	12,146
Field equipment, net	32,232	30,885
Deferred cost of revenues	20,659	14,850
Intangible assets, net	32,403	33,801
Goodwill	41,552	41,457
Other assets	1,941	2,057

Total assets	$222,593	$210,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,532	$21,887
Accrued expenses	12,954	9,820
Due to affiliates	774	2,774
Current portion of long-term debt	5,203	54

Total current liabilities	40,463	34,535

Deferred revenue	25,929	19,530
Long-term debt	25,012	25,170
Other long-term liabilities	1,528	1,434

Total liabilities	92,932	80,669
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding, as of June 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 42,374,461 and 36,771,893 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	42	37
Additional paid-in capital	337,216	311,172
Accumulated deficit	(208,514)	(182,036)
Accumulated other comprehensive income	917	544

Total stockholders’ equity	129,661	129,717

Total liabilities and stockholders’ equity	$222,593	$210,386

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$31,616	$10,031	$62,621	$18,405
Cost of revenues	27,201	11,511	54,188	21,428

Gross profit (deficit)	4,415	(1,480)	8,433	(3,023)

Operating expenses:
Selling and marketing	7,263	5,120	14,098	9,851
Research and development	2,362	1,419	4,488	2,854
Distribution	3,335	2,997	6,730	5,342
General and administrative	4,884	2,525	9,699	5,193

Total operating expenses	17,844	12,061	35,015	23,240

Loss from operations	(13,429)	(13,541)	(26,582)	(26,263)

Other income (expense):
Interest income	94	832	307	1,736
Interest expense	(1,081)	(173)	(1,891)	(348)
Change in fair value of financial instruments	2,086	—	2,086	—
Other expense, net	(144)	—	(293)	—

	955	659	209	1,388

Net loss before income taxes	(12,474)	(12,882)	(26,373)	(24,875)

Provision for income taxes	60	—	105	—

Net loss	$(12,534)	$(12,882)	$(26,478)	$(24,875)

Net loss per share, basic and diluted	$(0.32)	$(0.43)	$(0.70)	$(0.84)

Weighted-average shares outstanding, basic and diluted	38,770	29,933	37,772	29,488

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(26,478)	$(24,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,087	3,017
Stock-based compensation	3,280	1,498
Change in fair value of financial instruments	(2,086)	—
Other	125	88
Changes in operating assets and liabilities:
Accounts receivable	(1,709)	(1,713)
Inventory	(24,060)	(16,691)
Prepaid expenses and other current assets	1,048	538
Accounts payable	(639)	3,621
Accrued expenses	(1,080)	454
Deferred revenue	6,399	7,391

Net cash used in operating activities	(36,113)	(26,672)

Cash flows from investing activities:
Purchases of property and equipment	(1,786)	(1,394)
Maturities of short-term investments	1,100	19,607
Purchases of short-term investments	—	(18,685)
Decrease (increase) in other assets	116	(587)

Net cash used in investing activities	(570)	(1,059)

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	24,747	19,939
Proceeds from stock option and purchase plans	2	1,262
Proceeds from loans and lines of credit	5,000	—
Net repayments on loans and lines of credit	(30)	(1,400)

Net cash provided by financing activities	29,719	19,801

Foreign exchange effect on cash and cash equivalents	111	17

Decrease in cash and cash equivalents	(6,853)	(7,913)
Cash and cash equivalents, beginning of period	33,245	49,959

Cash and cash equivalents, end of period	$26,392	$42,046

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$14,387	$11,987

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     NxStage Medical, Inc., or the Company, is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration or the FDA, and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge, and fluids used in conjunction with therapy. Following the recent acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities, the Company also sells needles and blood tubing sets primarily to the In-Center market for the treatment of end-stage renal disease, or ESRD.
     As of June 30, 2008, the Company had approximately $26.4 million of cash and cash equivalents. In May 2008, the Company issued and sold approximately 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of its common stock for aggregate gross proceeds of $25.0 million. The sale of securities was transacted in a private placement to new institutional investors and other accredited investors managed by a single advisor, OrbiMed Advisors LLC, and represented the first tranche of a two-part $43.0 million financing. On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for and subsequently issued and sold on August 1, 2008 an additional 4.0 million shares of common stock and warrants exercisable for 800,000 shares of common stock to certain investors, some of whom are affiliates of the Company, among them a member of the Company’s board of directors, in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs, were approximately $42.3 million. The Company is required to register the common stock and the common stock issuable upon exercise of the warrant shares with the Securities and Exchange Commission, or SEC, no later than 120 days after the second closing which occurred on August 1, 2008. If the shares are not registered within 120 days of the second closing or if the holders of the shares sold in the first or second tranche or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for not more than 30 days in any 365 day period after the effectiveness of a registration statement, the Company may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective or the investors are unable to sell their shares.
     In November 2007, the Company entered into a credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Services, Inc., which was acquired by General Electric Capital Corporation, or GE, consisting of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company drew $25.0 million under the term loan at closing and drew the remaining $5.0 million on March 25, 2008. In February 2007, the Company received cash proceeds of $20.0 million from the sale of 2.0 million shares of its common stock to DaVita, Inc. or DaVita.
     The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future based on its projections. The Company believes that it has the required resources to fund its projected operating requirements at least through 2009. In addition, the Company, based on current projections, believes that it has the required resources to fund operating requirements beyond 2009 provided that it restructures its repayment schedule on its current GE credit facility. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at June 30, 2008. The December 31, 2007 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
Medisystems Acquisition
     Effective October 1, 2007, the Company purchased from David S. Utterberg, a member of the Company’s board of directors, the issued and outstanding shares of the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, or the Acquisition Shares. The initial purchase consideration was allocated to the assets and liabilities acquired, identifiable intangible assets and goodwill based on their estimated fair values. The initial purchase price allocation may be revised as a result of additional information regarding assets acquired and exit-related costs. The accompanying condensed consolidated financial statements include the results of operations of the MDS entities since October 1, 2007. Adjustments to the purchase price allocation of $0.1 million during the quarter ended June 30, 2008 consisted primarily of changes in estimates related to certain exit-related costs as described in Note 3.
     The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company and the MDS Entities as if the acquisition had occurred on January 1, 2007. The historical financial information of the Company has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. The pro forma condensed consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on January 1, 2007 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Pro forma net revenue	$23,522	$45,673
Pro forma operating loss	(13,589)	(24,740)
Pro forma net loss	(13,025)	(23,438)
Pro forma net loss per share, basic and diluted	$(0.36)	$(0.65)
2. Summary of Significant Accounting Policies
 (a) Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
 (b) Use of Estimates
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
 (c) Revenue Recognition
     The Company recognizes revenue from product sales and services when earned in accordance with Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     System One Segment
     Prior to 2007, the Company principally derived revenue in the home market from short-term rental arrangements with its customers. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed price per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms. In the home market, as of June 30, 2008, rental arrangements continue to represent nearly half of the arrangements the Company has with its customers.
     Beginning in 2007, the Company entered into long-term customer contracts to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. Sales of the equipment and related items to the Company’s customers under these arrangements are considered multiple-element sales arrangements pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under these arrangements are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service pursuant to the agreement which is five to seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue. As of June 30, 2008, the Company has deferred approximately $25.9 million of revenue and $20.7 million of costs for equipment sales, which principally relate to the home market.
     The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, the Company considers these agreements a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2.0 million shares of the Company’s common stock for $10.00 per share, which on the date of the purchase represented a premium over the market price of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. The Company recognized revenue of $0.1 million associated with the $3.0 million premium for each of the three month periods ended June 30, 2008 and 2007 and $0.2 million for each of the six month periods ended June 30, 2008 and 2007.
     In the critical care market, the Company structures sales of the System One as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids allowing the Company to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenue under these arrangements is recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care market revenue is derived from supply contracts and direct product sales.
     The Company’s contracts for the System One provide for training, technical support and warranty services to its customers. The Company recognizes training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
     In-Center Segment
     In the In-center segment, sales are structured primarily through supply and distribution contracts with distributors. The Company’s distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, the Company offers rebates based on sales to specific end customers and discount incentives for early payment. The Company’s revenues are presented net of these rebates, incentives, discounts and returns. During the reported periods, the majority of In-Center revenue was derived from direct product sales.
     The Company recognizes rebates to customers in its In-Center segment in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are the Company’s best estimate of the amount of probable future rebates on current sales. For the three and six months ended June 30, 2008, the Company recognized $1.3 million and $2.7 million respectively, as a reduction of sales in connection with customer rebates. At June 30, 2008, the Company has a $1.9 million reserve against trade accounts receivable for future rebates.
 (d) Restricted Cash
     The Company had $1.4 million at June 30, 2008 and December 31, 2007 in standby letters of credit to guarantee annual value-added tax, or VAT refunds in Italy. These amounts are restricted and classified as other assets.
 (e) Fair Value of Financial Instruments and Concentration of Credit Risk
     Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The estimated fair value of these instruments approximates carrying value due to the short period of time to maturity. The carrying amount of the Company’s long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.
     The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and accounts receivable:

		Percent of
	Percent of	Total
	Total	Accounts
	Revenue	Receivable
Quarter Ended
June 30, 2008
Customer A	22%	6%
Customer B	40%	31%

June 30, 2007
Customer A	30%	24%

Six Months Ended
June 30, 2008
Customer A	19%	6%
Customer B	41%	31%

June 30, 2007
Customer A	27%	24%
     For the year ended December 31, 2007, Customer B represented 19% of total accounts receivable. Sales to Customer A are primarily in the System One segment and sales to Customer B are primarily in the In-Center segment.

 (f) Inventory
     Inventories at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Purchased components	$17,978	$12,211
Work in process	1,368	1,718
Finished units	21,457	16,036

Inventory	$40,803	$29,965

 (g) Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and at June 30, 2008 and December 31, 2007 was as follows (in thousands):

	June 30,	December 31,
	2008	2007
Property and equipment	$18,353	$15,858
Less accumulated depreciation and amortization	(5,371)	(3,712)

Property and equipment, net	$12,982	$12,146

 (h) Field Equipment
Field equipment is carried at cost less accumulated depreciation and at June 30, 2008 and December 31, 2007 was as follows (in thousands):

	June 30,	December 31,
	2008	2007
Field equipment	$45,053	$39,470
Less accumulated depreciation and amortization	(12,821)	(8,585)

Field equipment, net	$32,232	$30,885

 (i) Intangibles
Intangibles assets are carried at cost less accumulated amortization and at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Intangible assets	$34,500	$34,500
Less accumulated amortization	(2,097)	(699)

Intangible assets, net	$32,403	$33,801

 (j) Stock-Based Compensation
     The captions in the Company’s condensed consolidated statement of operations for the three month and six month periods ended June 30, 2008 and 2007 include share-based compensation as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$309	$43	$564	$84
Selling and marketing	660	242	1,209	451
Research and development	169	41	293	82
General and administrative	656	411	1,214	881

Total	$1,794	$737	$3,280	$1,498

 (k) Deferred Cost of Revenues
     Costs relating to equipment sold for which deferral of revenue is required are capitalized and amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs relating to equipment sold at June 30, 2008 and December 31, 2007 totaled $20.7 million and $14.9 million, respectively, and are separately presented in the accompanying condensed consolidated balance sheets. Amortization of deferred costs charged to cost of revenues was $1.0 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.
 (l) Warranty Costs
     For a period of one year following the delivery of products to critical care customers, the Company provides for product repair or replacement if it is determined there is a defect in the material or manufacture of the product. For sales in the critical care market, the Company accrues estimated warranty costs at the time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of operations. Following is a roll-forward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2007	$220
Provision	145
Usage	(173)

Balance at June 30, 2008	$192

 (m) Income Taxes
     The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. The provision for income taxes of $60,000 and $105,000 for the three and six months ended June 30, 2008, respectively, relates to the profitable operations of our foreign entities.
 (n) Net Loss per Share
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

	June 30,
	2008	2007
Options to purchase common stock	5,341	3,154
Restricted stock units	25	16
Warrants to purchase common stock	1,111	73

Total	6,477	3,243

 (o) Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity, such as foreign currency translation adjustments, that are excluded from results of operations. The components of comprehensive loss are presented below for the periods presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(12,534)	$(12,882)	$(26,478)	$(24,875))
Foreign currency translation gain	410	37	373	42

Comprehensive loss	$(12,124)	$(12,845)	$(26,105)	$(24,833)

 (p) Derivatives and Financial Instruments
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. Derivatives are initially recorded at fair value, determined using the Black-Scholes option pricing model, with subsequent changes in fair value for those derivative instruments that do not qualify for hedge accounting recognized in earnings in the period such changes occur.
     The Company accounts for warrants to purchase common stock in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity, or SFAS 150 and Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, or EITF 00-19. Warrants and instruments with provisions that impose an obligation on the issuer to issue a variable number of shares that is not indexed to the price of the issuer’s stock are treated as a liability that is recorded at fair value with changes in fair value recognized in earnings in the period such changes occur.
 (q) Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS141 (R), a replacement of FASB Statement No. 141. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. The Company is currently evaluating the effects that SFAS No. 141(R) may have on its consolidated financial statements.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R). The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extended the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
3. Restructuring Activities
     As a result of the Company’s acquisition of the MDS Entities on October 1, 2007, the Company established and approved a plan to integrate the acquired operations of the MDS Entities into the operations of the Company, for which the Company recorded $0.5 million in exit-related purchase accounting adjustments in 2007. The company recorded $0.1 million as an adjustment to goodwill in the three months and six months ended June 30, 2008 relating to additional severance and relocation costs for certain employees of the MDS entities, Additionally, the Company recorded $0.1 million in operating activities for the three and six months ended June 30, 2008 relating to severance costs associated with the transition of manufacturing and service operations to Mexico. The following table summarizes the reserves related to exit activities that the Company has established and the related activity as of June 30, 2008 (in thousands):

	Severance	Relocation	Total
Balance at December 31, 2007	$301	$139	$440

Restructuring charge	166	90	256
Cash payments	(170)	(74)	(244)

Balance at June 30, 2008	$297	$155	$452

4. Financing Arrangements
 Debt
     On November 21, 2007, the Company obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was acquired by GE. The credit facility is secured by nearly all assets of the Company, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company borrowed $25.0 million under the term loan in November 2007 and borrowed the remaining $5.0 million under the term loan on March 25, 2008. The Company used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the GE term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21, 2007 for our first borrowing (at a rate of 10.77% per year) and fixed on March 25, 2008 for our second borrowing (at a rate of 8.61% per year). Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, the Company must repay principal under the term loan in 29 equal monthly installments. The Company will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. The Company is accruing the maturity premium as additional interest over the 42-month term. The Company’s borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that the Company will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two and 1% thereafter.
     The credit facility includes covenants that (a) require the Company to achieve certain minimum net revenue and certain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, targets relating to the acquired MDS Entities, (b) place limitations on the Company’s and the Company’s subsidiaries ability to incur debt, (c) place limitations on the Company’s and the Company’s subsidiaries ability to grant or incur liens, carry out mergers and make investments and acquisitions, and (d) place limitations on the Company’s and the Company’s subsidiaries ability to pay dividends, make other restricted payments, enter into transactions with affiliates and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects and bankruptcy. In the event the Company fails to satisfy the covenants, or otherwise default under the loan, GE has a number of remedies, including sale of the Company’s assets, control of cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on the Company’s business. The Company is in compliance with all debt covenants as of June 30, 2008.
     Annual maturities of principal under the Company’s debt obligations outstanding at June 30, 2008 are as follows (in thousands):

2008	$31
2009	11,443
2010	12,481
2011	6,260

$30,215

5. Stockholders’ Equity
 Common Stock, Preferred Stock and Common Stock Warrants
     On May 22, 2008, the Company entered into a $43 million private placement agreement to sell an aggregate of 9.6 million shares of its common stock at a price of $4.50 and warrants to purchase 1.9 million shares of its common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of its common stock, was sold on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. Concurrently, the Company agreed to sell, subject to stockholder approval, the second tranche under the same terms to certain existing investors, some of whom are affiliates of the Company and include a member of the Company’s board of directors. Cash to purchase the second tranche of the financing was placed in escrow on May 28, 2008 until such time as the Company obtained stockholder approval.
     On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for, and subsequently issued and sold on August 1, 2008, an additional 4.0 million shares of common stock and warrants exercisable for 800,000 shares of common stock in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs, were approximately $42.3 million.
     The warrants are exercisable at $5.50 per share with a term of 5 years expiring on May 28, 2013 and August 1, 2008 for the first and second tranche respectively; however, the exercise price of the warrants may remain at $5.50 per share or may be adjusted to $3.00 or $6.50 per share depending upon whether the Company achieves certain targets related to the number of ESRD patients prescribed to receive therapy with the NxStage System One as of December 31, 2008. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.
     The warrants to purchase 1.1 million shares of common stocks issued on May 28, 2008 have been classified as a current liability on the Company’s balance sheet. The fair value of these warrants, at May 28, 2008 was $3.3 million and at June 30, 2008 was $2.1 million. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 65% volatility; expected term of 5 years; 3.2% risk-free interest rate; and 0% dividend. The fair value of the warrants represents a noncash financing activity. The Company recognized $1.2 million in other income during the three months ended June 30, 2008 related to changes in fair value of outstanding warrants.
     The obligation entered into on May 22, 2008 in connection with the 4.0 million shares and warrants to purchase 0.8 million shares of common stock issued in the second tranche meets the definition of a derivative instrument under SFAS 133 and has been classified as a current asset on the Company’s balance sheet. The fair value of the derivative instrument at May 22, 2008 was $1.3 million and at June 30, 2008 was $2.2 million. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 76% volatility; expected term of 71 to 32 days; 1.9% risk-free interest rate; and 0% dividend. The fair value of the derivative instrument represents a noncash financing activity. The Company recognized $0.9 million in other income during the three months ended June 30, 2008 related to changes in fair value of this derivative instrument.
     On October 1, 2007, the Company issued 6.5 million shares of its common stock at a price of $12.50 per share in connection with the acquisition of the MDS Entities as discussed in Note 1.
     On February 7, 2007, the Company issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $19.9 million, net of issuance costs. The price of the Company’s common stock on February 7, 2007 was $8.50 per share, resulting in a $3.0 million premium, which was deferred and is being recognized ratably to revenue over a term of seven years as discussed in Note 2.
2005 Stock Incentive Plan and 2005 Employee Stock Purchase Plan
     The Company grants options and restricted stock to its employees under its 2005 Stock Incentive Plan. As of June 30, 2008, the Company has reserved 5,341,189 shares of common stock for issuance upon exercise of stock options and restricted stock granted under the 2005 Stock Incentive Plan and 85,730 shares for issuance under the Company’s 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan.
     The Company’s 2005 Purchase Plan originally authorized the issuance of up to 50,000 shares of common stock to participating employees through a series of periodic offerings. An incremental increase of 50,000 shares was approved by the Company’s stockholders on May 30, 2007. Each six-month offering period begins in January or July. The first offering under the 2005 Purchase Plan began on January 3, 2006 and ended on June 30, 2006. On June 23, 2008 the Company amended its 2005 Purchase Plan to include an additional 50,000 shares as previously approved by the stockholders of NxStage Medical, Inc. in May 2008.
6. Segment and Enterprise Wide Disclosures
     Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements.
     On October 1, 2007, the Company completed its acquisition of the MDS Entities. As a result of the acquisition, during the quarter ended March 31, 2008, the Company began operating in two segments: System One and In-Center. Prior to January 1, 2008, the Company operated in one segment. The segment information noted below for the period ended June 30, 2007 does not include any In-Center amounts since the acquisition of the MDS Entities did not occur until October 2007. Within the System One segment, the Company sells the System One and related products in the home and critical care markets. The home market consists of dialysis centers and hospitals that provide treatment options for patients that have ESRD, while the critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The Company sells essentially the same System One cyclers and disposables within each market and some of the Company’s largest customers in the home market provide outsourced renal dialysis services to hospitals in the critical care market to which the Company sells System One cyclers and disposables. Sales of product to both markets are made through dedicated sales forces and products are distributed directly to the customer.
     Sales in the In-Center segment primarily consist of blood tubing sets and needles for hemodialysis and needles for apheresis. In-Center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Total
Three Months Ended June 30, 2008
Revenues from external customers	$16,235	$15,381	$31,616
Segment (loss) profit	(5,903)	2,416	(3,487)
Segment assets	85,785	17,433	103,218

Three Months Ended June 30, 2007
Revenues from external customers	$10,031	$—	$10,031
Segment loss	(8,042)	—	(8,042)
Segment assets	59,249	—	59,249

Six Months Ended June 30, 2008
Revenues from external customers	$31,102	$31,519	$62,621
Segment (loss) profit	(12,268)	4,780	(7,488)
Segment assets	85,785	17,433	103,218

Six Months Ended June 30, 2007
Revenues from external customers	$18,405	—	$18,405
Segment loss	(15,104)	—	(15,104)
Segment assets	59,249	—	59,249

Revenues recognized by each segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
System One segment
Home	$11,850	$6,746	$22,396	$12,181
Critical Care	4,385	3,285	8,706	6,224

Total System One segment	16,235	10,031	31,102	18,405

In-Center segment	15,381	—	31,519	—

Total	$31,616	$10,031	$62,621	$18,405

     All revenues in both segments were generated in the United States.
     The following table presents a reconciliation of the total reportable segment loss to consolidated net loss before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total segment loss	$(3,487)	$(8,042)	$(7,488)	$(15,104)
Unallocated expenses:
Manufacturing operations	(2,604)	(1,555)	(4,815)	(3,112)
Selling and marketing	(92)	—	(92)	—
Research and development	(2,362)	(1,419)	(4,488)	(2,854)
General and administrative	(4,884)	(2,525)	(9,699)	(5,193)
Other income (expense)	955	659	209	1,388

Net loss before income taxes	$(12,474)	$(12,882)	$(26,373)	$(24,875)

     Segment loss consists of sales, less cost of sales, direct selling, marketing and distribution expenses.
The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	June 30,	December 31,
	2008	2007
Total segment assets	$103,218	$83,690
Corporate assets:
Cash and cash equivalents	26,392	33,245
Short-term investments	—	1,100
Property and equipment, net	12,982	12,146
Intangible assets, net	32,403	33,801
Goodwill	41,552	41,457
Prepaid and other assets	6,046	4,947

Total assets	$222,593	$210,386

7. Related-Party Transactions
     On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated with no resultant gain or loss recognized. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, which the Company refers to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding common stock increased to approximately 20%. In addition, the Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the Acquisition Shares were placed into escrow to cover potential indemnification claims the Company may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. The Company refers to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company dated October 1, 2007, which the Company refers to as the Consulting Agreement.
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
     Under the Consulting Agreement, Mr. Utterberg and DSU agreed to provide consulting, advisory and related services for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with the Company. The Consulting Agreement further provides that (a) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (b) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and the Company to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. During the three months and six months ended June 30, 2008, the Company paid Mr. Utterberg and DSU $0.1 million and $0.2 million, respectively, for consulting fees under this agreement.
     The Company assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement and the establishment of the royalty-free license agreement. The Company paid Mr. Utterberg no monies during the quarter and $2.0 million during the six months ended June 30, 2008.
     As of June 30, 2008, the Company had a receivable for reimbursements of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU.
     Finally, in connection with the Medisystems Acquisition, the Company agreed that if Mr. Utterberg is no longer a director of the Company, the Company’s Board of Directors will nominate for election to the Company’s Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     On May 22, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of shares of its common stock for $4.50 per share and warrants to purchase shares of its common stock with an initial exercise price of $5.50 per share. The warrants are exercisable in cash or by net exercise, from the grant date through the earlier of (i) five years from the grant date or (ii) the consummation of a change of control event. The private placement took place in two closings. The first closing, which raised $25 million in gross proceeds, occurred on May 28, 2008. The second closing, which raised $18 million in gross proceeds, occurred on August 1, 2008. Participants in the private placement consist of unaffiliated accredited institutional investors and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008.

8. Fair Value Measurements
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. The Company will adopt the provisions of SFAS 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by FASB. The Company is currently evaluating the effects the provisions of SFAS 157 will have on non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis.
     SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2, and 3) as follows:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments whose significant value drivers are unobservable.
     The Company holds cash equivalents and financial instruments that are carried at fair value. The derivative instrument and warrant liability are valued using pricing models which utilize observable inputs. Nonperformance risk of counter-parties is considered in determining the fair value of derivative instruments in an asset position, while the impact of the Company’s own credit standing is considered in determining the fair value of obligations.
     Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
	Level 1	Level 2	Level 3	Balance

Assets
Money market funds	$—	$9,218	$—	$9,218
Derivative instrument [1]	$—	$2,188	$—	$2,188
Liabilities
Warrant liability [1]	$—	$2,081	$—	$2,081

1	Relates to obligation entered into on May 22, 2008 in connection with the private placement.

2	Relates to warrants to purchase 1.1 million shares of common stock issued on May 28, 2008.
     The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has opted not to apply the fair value option to any financial assets or liabilities in the three and six months ended June 30, 2008.
9. Commitments and Contingencies
     The Company enters into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.
     On January 6, 2008, the Company through its wholly-owned subsidiary, Medisystems Corporation, entered into a needle purchase agreement, which is referred to as the Needle Agreement, with DaVita, pursuant to which DaVita has agreed to purchase the majority of its safety needle requirements from Medisystems for five years, subject to certain terms and conditions. The term of the Needle Agreement expires on January 5, 2013. Either party may terminate the Needle Agreement upon a substantial breach of the terms thereof that remains uncured, or upon the insolvency of the other party. DaVita may also terminate the Needle Agreement (a) upon our continued failure to supply safety needles, or (b) if the Company delivers defective safety needles to DaVita for a continued period of time. DaVita has the right to reduce or eliminate its purchase requirements under the Needle Agreement following the introduction of a materially improved product (as defined in the Needle Agreement) from a third party. If DaVita exercises this right, Medisystems may terminate the Needle Agreement. The Needle Agreement provides for liquidated damages in the event DaVita fails to satisfy its purchase requirements or the Company fails to meet its supply obligations to DaVita.
     As of October 1, 2007, in connection with the Medisystems Acquisition, the Company, through its wholly-owned subsidiary, Medisystems Corporation, assumed a supply and distribution agreement with Kawasumi Laboratories, Inc., a Japanese contract manufacturer. This agreement covers blood tubing sets and needle sets for the In-Center segment, and has certain minimum purchase commitments. On May 6, 2008, the Company through its wholly-owned subsidiary, Medisystems, entered into a new supply and distribution agreement with Kawasumi Laboratories, Inc. covering only blood tubing sets. Pursuant to the terms of the agreement, Kawasumi has agreed to continue to manufacture and supply blood tubing sets to the Company through January 31, 2010. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, the Company has agreed to purchase certain minimum quantities of blood tubing sets. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems Corporation and Kawasumi. The prior agreement originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continues to be in effect with respect to needles supplied by Kawasumi. Kawasumi’s obligation under the prior agreement to supply needles expires in February 2011. Both agreements may be terminated by either party upon material breach of the terms thereof that remain uncured, or upon the insolvency of the other party.
     On March 1, 2007, the Company entered into a long-term agreement with the Entrada Group, or Entrada, to establish manufacturing and service operations in Mexico, initially for its cycler and PureFlow SL disposables and later for its PureFlow SL hardware. The agreement obligates Entrada to provide the Company with manufacturing space, support services and a labor force through 2012. Subject to certain exceptions, the Company is obligated for facility fees through the term of the agreement which approximate $0.2 million annually. The agreement may be terminated by either party upon material breach, generally following a 30-day cure period, or upon the insolvency of the other party.
     In January 2007, the Company entered into a long-term supply agreement with Membrana, pursuant to which Membrana has agreed to supply, on an exclusive basis, capillary membranes for use in the filters used with the System One for ten years. In exchange for Membrana’s agreement to pricing reductions based on volumes ordered, the Company has agreed to purchase a base amount of membranes per year from Membrana. The agreement may be terminated by either party upon a material breach, generally following a 60-day cure period, or upon the insolvency of the other party.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months and six months ended June 30, 2008 and 2007, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, the impact of the Medisystems Acquisition, our liquidity and capital resources, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
Overview
     We are a medical device company that develops, manufactures and markets innovative systems for the treatment of ESRD, acute kidney failure and fluid overload. Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. In addition to the System One, we also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD, which we refer to as the In-Center segment. The In-Center product lines were obtained in connection with the Medisystems Acquisition. As a result of this acquisition, during the quarter ended March 31, 2008, we began operating in two segments. Although the revenues derived from our In-Center products are a significant percentage of our current revenues, we believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD, which we previously referred to as the chronic care market.
     We distribute our products in two segments: System One segment, which consists of the home and critical care markets and In-Center. We define the home market as the market devoted to the treatment of ESRD patients in the home, the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload, and the In-Center market as our activities devoted to In-Center hemodialysis, and apheresis. Within the System One segment, we offer a different configuration of the System One for the home and critical care markets. The FDA has cleared the System One for hemodialysis, hemofiltration and ultrafiltration. We offer primarily needles and blood tubing sets in the In-Center segment. Our products are predominantly used by our customers to treat patients suffering from ESRD or acute kidney failure and we have marketing and sales efforts dedicated to each segment, although nearly all sales in the In-Center segment are made through distributors.
     We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared the System One in June 2005 for hemodialysis in the home. We are presently pursuing a nocturnal indication for the System One under an FDA-approved investigational device exemption, or IDE, study started in the first quarter of 2008.
     Our business expanded significantly in late 2007 in connection with the Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in In-Center hemodialysis as well as apheresis. The In-Center segment is significantly more mature than our System One segment. The MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set and the Streamline blood tubing sets. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis clinics. This product is early in its market launch and adoption has been limited to date. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.
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
     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we assemble, package and label our PureFlow SL disposables within our Fresnillo, Mexico facility. We manufacture components used in our System One cartridge assembly, and assemble the System One disposable cartridge and some blood tubing sets, Medics and transducer protectors in Tijuana, Mexico. We manufacture our dialyzers internally in Rosdorf, Germany. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets and some PureFlow hardware while we rely on internal manufacturing for our System One cycler, some blood tubing sets and some PureFlow SL.
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
     The following table sets forth the amount and percentage of revenues derived from each segment for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
System One segment
Home	$11,850	37%	$6,746	67%	$22,396	36%	$12,181	66%
Critical Care	4,385	14%	3,285	33%	8,706	14%	6,224	34%

Total System One segment	16,235	51%	10,031	100%	31,102	50%	18,405	100%

In-Center segment	15,381	49%	—		31,519	50%	—

Total	$31,616	100%	$10,031	100%	$62,621	100%	$18,405	100%

     We derive our In-Center segment revenues through the business we acquired in connection with our Medisystems Acquisition. This acquisition was not completed until October 1, 2007, and therefore, we did not realize In-Center segment revenues until the fourth quarter of 2007.
     Since inception, we have incurred losses every quarter, and at June 30, 2008, we had an accumulated deficit of approximately $208.5 million. We expect to incur increasing operating expenses as we continue to grow our business. We only recently achieved positive gross margins for our products, in aggregate, and we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower the costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations and obtaining better purchasing terms and prices.
     In February 2009, we will need to begin repaying the principal of the debt we borrowed under our GE credit facility. As of June 30, 2008, we had borrowed $30.0 million under this facility.
     The Company has experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future based on our projections. We believe we have the required resources to fund our projected operating requirements, at least through 2009. In addition, we, based on current projections, believe that we have the required resources to fund operating requirements beyond 2009 provided that we restructure the repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies.
2008 Recent Developments
GE Credit Facility
     On March 25, 2008 we borrowed the remaining $5.0 million of the $30 million term loan available to us under our GE credit facility. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on March 25, 2008 for our recent $5.0 million borrowing (at a rate of 8.61% per year). In February 2009, we will need to begin repaying the principal of the debt we borrowed pursuant to the agreement.
Equity Financing
     On May 22, 2008 we entered into a $43 million private placement consisting of an aggregate of 9.6 million shares of common stock and warrants to purchase 1.9 million shares of common stock. The private placement closed in two tranches. The first tranche consisting of 5.6 million shares and warrants to purchase 1.1 million shares of common stock was issued and sold on May 28, 2008 to funds managed or advised by OrbiMed Advisors LLC for aggregate gross proceeds of $25.0 million. The second tranche subsequently issued and sold the remaining 4.0 million shares and warrants to purchase 0.8 million shares of common stock on August 1, 2008 to existing NxStage institutional investors for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs were approximately $42.3 million. We are required to register the common stock and the common stock issuable upon exercise of the warrant shares with the Securities and Exchange Commission no later than 120 days after the second closing which occurred on August 1, 2008. If the shares are not registered within 120 days of the second closing or if the holders of the shares sold in the first or second tranche or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for not more than 30 days in any 365 day period after the effectiveness of a registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective or the investors are unable to sell their shares.
Statement of Operations Components
Revenues
     We derive our revenues from the sale and rental of equipment and the sale of disposable products. In the critical care market, we generally sell the System One and related disposables to hospital customers. In the home market, customers generally rent or purchase the System One equipment, including cycler and PureFlow SL, and then purchase the related disposable products based on a specific patient prescription. In the In-Center segment, the majority of revenues are derived from supply and distribution contracts with distributors.
     We generally recognize revenues when a product has been delivered to our customer or, in the home market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with customer contracts under which we supply the use of a cycler and the amount of disposables needed to perform a set number of dialysis therapy sessions during a month. For customers that purchase the System One in the home market, we recognize revenue from the equipment sale ratably over the expected service obligation period, while disposable product revenue is recognized upon delivery.
     Our rental contracts with dialysis centers for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to 26 treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one year, and are automatically renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis clinic. We also include vacation delivery terms, providing for the free shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes that provide for the purchase or rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
     In early 2007, we entered into long-term home market contracts for the System One with three larger dialysis chains, including DaVita, which was our largest customer in 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the first quarter of 2007, two of these dialysis chain customers, one of which was DaVita elected to purchase, rather than rent, a significant percentage of their System One equipment currently in use. We expect, at least in the near term, that the majority of our customers will continue to rent the System One in the home market. As of June 30, 2008, we had deferred approximately $25.9 million of revenues related to the sale of equipment in the home market.
     Our critical care revenues are less concentrated. At June 30, 2008, the System One was used in critical care applications in several hospitals, none of which accounted for more than 10% of our critical care revenues. Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. As our business matures, we are starting to derive a small amount of revenue from the sale of one-year service contracts following the expiration of our standard one-year warranty period for System One hardware. Similar to our home business, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service contracts.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Schein, our primary distributor, represented approximately 83% and 82% of our In-Center revenues for the three months and six months ended June 30, 2008, respectively. Revenues from our two other significant distributors over the same periods were 17% and 18%, respectively, of our In-Center revenues. Sales to DaVita, through Schein, represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements with us, one for needles and one for blood tubing sets. DaVita’s purchase obligations with respect to needles expire in January 2013, and its purchase obligations with respect to blood tubing sets expire in September 2008. Any loss of DaVita’s blood tubing set business would be adverse to our business, at least in the near term. We have no assurance that we will be able to negotiate an extension of these agreements, or that DaVita’s purchase obligations under these contracts will not be reduced, as permitted in certain circumstances under the contracts.
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
     Our agreement with Schein, our primary distributor, will expire in July 2009 and our agreements with the other primary two distributors are scheduled to expire in October 2008 and July 2009, respectively. We have no assurance that we will be able to negotiate an extension of any of these agreements.
Cost of Revenues
     Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, service of System One equipment that we rent and sell to customers and production overhead. It also includes the cost of inspecting, servicing and repairing System One equipment prior to sale or during the warranty period and stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third-party suppliers, product reliability and related servicing costs and the design of our products.
     We expect the cost of revenues as a percentage of revenues to decline over time for four general reasons. First, we expect to introduce several process and product design changes that have inherently lower cost than our current products. Second, we plan to complete the transition plan to move the manufacture and servicing of certain of our products, including the System One cycler and PureFlow, to lower labor cost markets . Third, we expect to continue to improve product reliability, which would reduce service and distribution costs. Finally, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and broader options and efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution process. We cannot, however, guarantee that our expectations will be achieved with respect to our cost reduction plans.
Operating Expenses
     Selling and Marketing. Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales and marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients in the operation of our products. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and other products, particularly Streamline, in the In-Center market, and as we add additional sales support and marketing personnel.
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
     Distribution. Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreements with our customers, and salary, benefits and stock-based compensation for distribution personnel. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products under warranty from customers back to our service center for repair and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of rising fuel costs on future distribution costs.
     General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square foot usage. We expect that general and administrative expenses will increase in the near term as we add additional administrative support for our business.
Results of Operations
     The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of revenues	86	115	87	116

Gross profit (deficit)	14	(15)	13	(16)

Operating expenses:
Selling and marketing	23	51	23	54
Research and development	7	14	7	16
Distribution	11	30	11	29
General and administrative	15	25	15	28

Total operating expenses	56	120	56	127

Loss from operations	(42)	(135)	(43)	(143)

Other income (expense):
Interest income	—	9	1	10
Interest expense	(3)	(2)	(3)	(2)
Change in fair value of financial instruments	6	—	3	—
Other income (expense), net	(1)	—	—	—

	2	7	1	8

Provision for income taxes	—	—	—	—

Net loss	(40)%	(128)%	(42)%	(135)%

Comparison of the Three and Six Months Ended June 30, 2008 and 2007 (in thousands, except percentages)
Revenues
     Our revenues for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Revenues	$31,616	$10,031	$21,585	215%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Revenues	$62,621	$18,405	$44,216	240%
     The increase in revenues for both the three and six months periods ended June 30, 2008 was attributable to the addition of the In-Center business that was added as part of the Medisystems acquisition and increased sales and rentals of the System One and related disposables in both the critical care and home markets, primarily as a result of increased sales and marketing efforts as we continue to commercialize the System One. In the home market revenue increased 76% to $11.9 million compared to $6.7 million for the three month period and increased 84% to $22.4 million from $12.2 million for the six month period ended June 30, 2008 as compared to the same periods in 2007. This increase is due to the increased number of patients using and centers offering the System One. Critical care revenue increased 33% to $4.4 million as compared to $3.3 million for the three month period and increased 40% to $8.7 million from $6.2 million during the six month period ended June 30, 2008 as compared to the same period in 2007 as a result of an increase in hospitals purchasing and using the System One. Revenue in the In-Center market represented $15.4 million and $31.5 million for the three and six months ended June 30, 2008. We completed the Medisystems Acquisition on October 1, 2007 and do not have comparable results for the In-Center market for the three and six months ended June 30, 2007.
Cost of Revenues and Gross Profit (Deficit)
     Our cost of revenues and gross profit (deficit) for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Cost of revenues	$27,201	$11,511	$15,690	136%
Gross profit (deficit)	$4,415	$(1,480)	$5,895	398%
Gross margin (deficit)	14%	(15)%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Cost of revenues	$54,188	$21,428	$32,760	153%
Gross profit (deficit)	$8,433	$(3,023)	$11,456	379%
Gross margin (deficit)	13%	(16)%
     The increase in cost of revenues was attributable primarily to our increased sales volume in the home and critical care markets and the addition of the In-Center market as a result of the Medisystems acquisition. Gross margin as a percentage of revenue increased to 14% versus a loss of 15% and 13% versus a loss of 16% for the three and six months respectively ended June 30, 2008. The improvement in gross margin percentage is a result of the Medisystems acquisition, manufacturing cost improvements to the System One equipment and disposables and the leveraging of our manufacturing overhead. For the three and six month periods ended June 30, 2008, cost of revenues for our System One segment were $12.8 million, or 79% of revenues, compared to $9.9 million, or 99% of revenues, and $24.9 million, or 80% of revenues, compared to $18.3 million, or 100% of revenues for the same periods in 2007. Cost of revenues for the In-Center segment were $11.8 million or 77% of revenues for the three months and $24.5 million, or 78% of revenues for the six months ended June 30, 2008. We completed the Medisystems acquisition on October 1, 2007 and do not have comparable results for the In-Center segment for the three and six months ended June 30, 2007.
Selling and Marketing
     Our selling and marketing expenses for the six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Selling and marketing	$7,263	$5,120	$2,143	42%
Selling and marketing as a percentage of revenues	23%	51%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Selling and marketing	$14,098	$9,851	$4,247	43%
Selling and marketing as a percentage of revenues	23%	54%
     The increase in selling and marketing expense was primarily the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for selling and marketing personnel from 2007 to 2008. Total headcount for sales and marketing and support personnel increased by 38 employees from June 30, 2007 to June 30, 2008, and represented an increase of $1.6 in expense for the three months and $3.4 million in expense for the six months ended June 30, 2008 as compared to the similar periods in 2007. In addition, travel expense and consulting increased by $0.6 million and $0.8 million for the three and six month periods ending June 30, 2008. For the quarter ended June 30, 2008, selling and marketing expenses for our System One segment were $6.3 million, or 39% of revenues, compared to $5.1 million, or 51% of revenues, for the quarter ended June 30, 2007. For the six months ended June 30, 2008 selling and marketing expenses for our System One segment were $12.3 million, or 39% of revenues compared to $9.9 million, or 53% of revenues, for the six months ended June 30, 2007. For the quarter ended June 30, 2008, selling and marketing expenses for the In-Center segment were $0.9 million, or 6% of revenues. For the six months ended June 30, 2008 selling and marketing expenses for our In-Center segment were $1.7 million, or 6% of revenues. We completed the Medisystems acquisition on October 1, 2007 and do not have comparable results for the In-Center segment for the three and six months ended June 30, 2007. We anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue in both segments as we broaden our marketing initiatives to increase public awareness of the System One in the home market, and to a lesser degree in the critical care market, and our other products, particularly Streamline, in the In-Center market.
Research and Development
     Our research and development expenses for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Research and development	$2,362	$1,419	$943	66%
Research and development as a percentage of revenues	7%	14%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Research and development	$4,488	$2,854	$1,634	57%
Research and development as a percentage of revenues	7%	16%
     The increase in research and development expenses for the three months ended June 30, 2008 compared to the same period in 2007 was attributable to an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation of $0.5 million, clinical trial expenses of $0.2 million, and spending relating to our In-Center segment of $0.2 million. The increase in research and development expenses for the six months ended June 30, 2008 compared to the same period in 2007 was attributable to an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation of $1.1 million, clinical trial expenses of $0.2 million and spending related to our In-Center segment of $0.3 million. We expect research and development expenses will increase in absolute dollars but decrease as a percentage of sales in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our IDE nocturnal trial and FREEDOM study.
     Distribution
     Our distribution expenses for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Distribution	$3,335	$2,997	$338	11%
Distribution as a percentage of revenues	11%	30%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
Distribution	$6,730	$5,342	$1,388	26%
Distribution as a percentage of revenues	11%	29%
     The increase in distribution expenses for the three and six months ended June 30, 2008 compared to the same period in 2007 was due to the addition of the In-Center business associated with the Medisystems Acquisition and an increased volume of shipments of disposable products to a growing number of patients in the home market. The decreased cost of distribution as a percentage of revenue is attributable to the lower cost of distribution for the In-Center market as compared to our System One segment as well as improved shipping rates, better product reliability resulting in fewer expedited shipments, reduction in the cost of shipping bagged fluids as we convert more patients to our PureFlow SL products, and improved reliability of the System One. For the three months ended June 30, 2008, distribution expenses for our System One segment were $3.0 million, or 19% of revenues, compared to $3.0 million, or 30% of revenues, for the same period in 2007. For the three months ended June 30, 2008, distribution expenses for the In-Center segment were $0.3 million, or 2% of revenues. For the six months ended June 30, 2008, distribution expenses for our System One segment were $6.2 million, or 20% of revenues, compared to $5.3 million, or 29% of revenues, for the six months ended June 30, 2007. For the six months ended June 30, 2008, distribution expenses for the In-Center segment were $0.5 million, or 2% of revenues. We expect that distribution expenses as a percentage of sales will continue to decrease due to further distribution efficiencies.
General and Administrative
Our general and administrative expenses for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
General and administrative	$4,884	$2,525	$2,359	93%
General and administrative as a percentage of revenues	15%	25%

	Six Months Ended
	June 30,	June 30,		Percentage
	2008	2007	Increase	Increase
General and administrative	$9,699	$5,193	$4,506	87%
General and administrative as a percentage of revenues	15%	28%
     The increase in general and administrative expenses during the three months ended June 30, 2008 compared to the same period in 2007 was due to $0.7 million for the amortization of intangible assets acquired in the Medisystems Acquisition, $0.8 million of headcount and associated infrastructure costs, $0.2 million for professional services including tax and audit fees and $0.2 million increase in allowance for doubtful accounts and $0.1 million relating to the acquired MDS entities. The increase in general and administrative expenses during the six months ended June 30, 2008 compared to the same period in 2007 was due to $1.4 million for the amortization of intangible assets acquired in the Medisystems Acquisition, $1.0 million of headcount and associated infrastructure costs, $0.5 million for professional services including tax and audit fees, $0.6 million relating to the acquired MDS Entities and $0.2 million increase in allowance for doubtful accounts. General and administrative expenses as a percentage of sales decreased in the three and six month periods ending June 30, 2008 as compared to the comparable periods in 2007 as we continue to leverage our overhead structure.
Other Income and Expense
     Interest income of $0.1 million and $0.3 million in the three and six months ended June 30, 2008, respectively, is derived primarily from money market funds. For the three and six months ended June 30, 2008, interest income decreased by $0.7 million and $1.4 million, respectively, due to decreased cash and investments over the comparable periods ending June 30, 2007.
     Interest expense of $1.1 million and $1.9 million for the three and six months ended June 30, 2008, respectively, is derived primarily from borrowings under our credit facility with GE that we entered into in November 2007. For the six months ended June 30, 2008, interest expense increased by $1.5 million over the comparable period ending June 30, 2007 due to the increase in debt.
     The change in fair value of the derivative instruments issued in connection with the May 22, 2008 private placement resulted in the recognition of $2.1 million of other income for the three months ended June 30, 2008. These instruments included the warrants to purchase 1.1 million shares of NxStage common stock issued on May 28, 2008 and the obligation entered into on May 22, 2008 in connection with the second tranche.
     Other expense of $0.1 million for the three months ended June 30, 2008 and $0.3 million in the six months ended June 30, 2008 is derived primarily by foreign currency losses due to the unfavorable change of the US Dollar to the Euro.
Provision for Income Taxes
     The provision for income taxes of $60 thousand in the three months ended June 30, 2008 and $105 thousand in the six months ended June 30, 2008 relates to profitable operations of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of June 30, 2008, our accumulated deficit was $208.5 million and we had cash and cash equivalents of approximately $26.4 million.
     On May 22, 2008, we entered into a $43 million private placement agreement to sell an aggregate of 9.6 million shares of our common stock at a price of $4.50 and warrants to purchase 1.9 million shares of its common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of its common stock, was sold on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. Concurrently, we agreed to sell, subject to stockholder approval, the second tranche under the same terms to certain existing investors, some of whom are affiliates of the Company and include a member of our board of directors. Cash to purchase the second tranche of the financing was placed in escrow on May 28, 2008 until such time as we obtained stockholder approval.
     On July 31, 2008, at a special meeting of its stockholders, we obtained approval for, and subsequently issued and sold on August 1, 2008, an additional 4.0 million shares of common stock and warrants exercisable for 800,000 shares of common stock in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs, were approximately $42.3 million.
     On November 21, 2007, we obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services, Inc., which was acquired by GE. The credit facility is secured by nearly all our assets, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the GE term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21, 2007 for our first borrowing (at a rate of 10.77% per year) and fixed on March 25, 2008 for our second borrowing (at a rate of 8.61% per year). Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, we must repay principal under the term loan in 29 equal monthly installments. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. We are accruing the maturity premium as additional interest over the 42-month term. Our borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter. As of June 30, 2008, we have borrowed $30.0 million under the GE term loan and have no borrowings outstanding under the revolving credit facility.
     The credit facility includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum EBITDA targets relating to the acquired MDS Entities, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business. The Company is in compliance with all covenants as of June 30, 2008.
     On February 7, 2007, we entered into a National Service Provider Agreement with DaVita, our largest customer. Pursuant to the terms of the agreement, we granted to DaVita certain market rights for the NxStage System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita committed to purchase all of its existing System One equipment then being rented from NxStage (for a purchase price of approximately $5 million) and to buy a significant percentage of its future System One equipment needs. In connection with the National Service Provider Agreement, on February 7, 2007, we issued and sold to DaVita 2.0 million shares of our common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash used in operating activities	$(36,113)	$(26,672)
Net cash used in investing activities	(570)	(1,059)
Net cash provided by financing activities	29,719	19,801
Effect of exchange rate changes on cash	111	17

Net cash flow	$(6,853)	$(7,913)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization, stock-based compensation expense, and changes in the fair value of financial instruments. Significant uses of cash from operations include increases in accounts receivable and increased inventory purchases off System One and PureFlow SL hardware as we began closing out our outside manufacturing contracts, offset by increases in accounts payable and accrued expenses. Non-cash transfers from inventory to field equipment and deferred costs for the placement of rental units with our customers represented $14.4 million and $12.0 million, respectively, during the six months ended June 30, 2008 and 2007, respectively.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities, purchases and maturities of short-term investments and changes in other non-current assets.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2008 included $5.0 million of additional borrowings under our term GE credit facility and $24.7 million net proceeds from the sale of 5.6 million shares of our common stock and warrants to purchase 1.1 million shares of our common stock. Net cash provided by financing activities during the six months ended June 30, 2007 included $19.9 million of net proceeds received from the sale of 2.0 million shares of common stock to DaVita and $1.3 million of proceeds from the exercise of stock options, offset by debt payments of $1.4 million.
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. We believe that we have the required resources to fund current operating requirements at least through 2009. In addition, we believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we restructure the repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies.
     Our contractual commitments have not materially changed since December 31, 2007.
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
     A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and updated, as necessary, below. This summary should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
Revenue Recognition
     We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin No. 104 or SAB, No. 104, Revenue Recognition , and Emerging Issues Task Force Issue, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     System One Segment
     Prior to 2007, we derived revenue in the home market from short-term rental arrangements with our customers as our principal business model. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms. Rental arrangements continue to represent the majority of the arrangements we have with our customers in the home market. Equipment utilized under the rental arrangements is referred to as Field Equipment.
     Beginning in 2007, we entered into long-term customer contracts to sell System One and PureFlow SL equipment along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. The equipment and related items provided to our customers in these arrangements are considered multiple-element sales arrangements pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. We have determined that we cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment are deferred, and recognized as revenue on a straight-line basis over the expected term of our obligation to supply disposables and service, which is five to seven years. We have deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.
     We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2.0 million shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price on that date. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. During the three months and six months ended June 30, 2008, we recognized revenue of $0.1 and $0.2 million, respectively, associated with the $3.0 million premium.
     In the critical care market, sales are structured as direct product sales or as disposables-based programs in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. We recognize revenues at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care revenues were derived from supply contracts and direct product sales.
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
Related-Party Transactions
     On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. We refer to our acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated with no resulting gain or loss recognized. In consideration for the Medisystems Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding common stock increased to approximately 20%. In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the Acquisition were placed into escrow to cover potential indemnification claims we may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of ours, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. We refer to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the Consulting Agreement.
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
     Under the Consulting Agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed not to compete with NxStage during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us during the term of the agreement. The Consulting Agreement further provides that (1) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (2) we grant Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year during the term of the agreement, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. During the three months and six months ended June 30, 2008, we paid Mr. Utterberg and DSU $0.1 million and $0.2 million, respectively, for consulting fees under this agreement. We assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement and the establishment of the royalty-free license agreement. During the quarter ended March 31, 2008, we paid Mr. Utterberg $2.0 million of the liability owed. In connection with the Medisystems Acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     As of June 30, 2008, we had a receivable for reimbursements of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU.

     On May 22, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of shares of its common stock for $4.50 per share and warrants to purchase shares of its common stock with an initial exercise price of $5.50 per share. The warrants are exercisable in cash or by net exercise, from the grant date through the earlier of (i) five years from the grant date or (ii) the consummation of a change of control event. The private placement took place in two closings. The first closing, which raised $25 million in gross proceeds, occurred on May 28, 2008. The second closing, which raised $18 million in gross proceeds, occurred on August 1, 2008. Participants in the private placement consist of unaffiliated accredited institutional investors and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008
     Consistent with the requirements of our Audit Committee Charter, this transaction was reviewed and approved by our Audit Committee, which is comprised solely of independent directors, as well as our Board of Directors.
Off-Balance Sheet Arrangements
     Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 141(R), Business Combination, or SFAS 141 (R), a replacement of FASB Statement No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities , would have to be met at the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. We are currently evaluating the effects that SFAS No. 141(R) may have on our consolidated financial statements.
     Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. We will adopt the provisions of SFAS 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by FASB. We are currently evaluating the effects the provisions of SFAS 157 will have on non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS No. 157 had no impact on previously reported results as all of the provisions were adopted prospectively.
     We also adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. hawse have opted not to apply the fair value option to any financial assets or liabilities in the three and six months ended June 30, 2008.
     In December 2007, the Securities and Exchange Commission or SEC, issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with

SAB 110. SAB 110 is effective for options granted after December 31, 2007.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, Business Combinations, or SFAS No. 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the six months ended June 30, 2008, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby a significant percentage of our home customers rent rather than purchase System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. Our agreement with DaVita signed in early 2007 departs from the rental model, which helps us to conserve cash flow. However, it is not clear whether we will be able to replicate this sales model with a significant number of other customers in the future. In addition to these cash requirements, we will need to begin paying down the principal in February 2009 on the debt we borrowed under our GE Credit facility.
     We believe that we have the required resources to fund current operating requirements at least through 2009. In addition, we believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we restructure our repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional capital will be available to us on favorable terms, if at all.
We have limited operating experience, a history of net losses and an accumulated deficit of $208.5 million at June 30, 2008. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at June 30, 2008, we had an accumulated deficit of approximately $208.5 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, although we have achieved positive gross margins for our products, in aggregate, as of June 30, 2008, we cannot provide assurance that our gross margins will remain positive, continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.
     Our PureFlow SL hardware, introduced into the market in July 2006, is intended to improve its profitability. PureFlow SL is an accessory module to the System One that allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is expected to be more favorable to NxStage than the gross margin on our bagged fluids and is an important part of our strategy to achieve profitability. Since its launch, PureFlow SL penetration has reached approximately 70% of all of our home patients. The product is still early in its commercial launch and we continue to work to improve product reliability, and to introduce PureFlow SL product design enhancements that will improve utilization of disposables and user experience. Any failure to further improve reliability and user experience, and to reduce the utilization of disposables, each of which is critical to achieving improved margins for PureFlow SL, would impair our ability to achieve profitability. Failure to further improve reliability will also negatively impact our distribution costs, which would adversely affect our ability to achieve profitability.
     We have completed the transition of manufacturing of our Cycler and PureFlow equipment to Mexico and continue to transfer servicing to Mexico in order to take advantage of lower labor costs. Any failure or unforeseen difficulties in transitioning additional servicing to Mexico or to maintain or improve product reliability in the process, would adversely affect our ability to achieve profitability.
We entered into a secured credit facility in November 2007, and as of June 30, 2008, we had borrowed $30 million there under. We may not be able to borrow the full amount available under that credit facility, and we will need to begin repaying principal on the amounts we have already borrowed under that credit facility in February 2009. Further, if we fail to comply with all terms and covenants under our credit agreement, we may go into default under the credit facility which could trigger, among other things, the acceleration of all of our indebtedness there under or the sale of our assets.
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
We are required to register of resale shares of our common stock. If we fail to register the shares or the stockholders are unable to sell their shares under the registration statement after it becomes effective, we may be obligated to pay damages to the stockholders which could harm our financial condition.
     We recently sold an aggregate of 9,555,556 shares of our common stock and warrants to purchase an additional 1,911,111 shares of our common stock in a private placement. We are required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission no later than 120 days after the second closing which occurred on August 1, 2008. If the shares are not registered within 120 days of the second closing or if the holders of the shares sold in the first or second tranche or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of a registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective or the investors are unable to sell their shares.
We compete against other dialysis equipment manufacturers with much greater financial resources and established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.
     Our product lines compete directly against products produced by Fresenius Medical Care AG, Baxter Healthcare, Gambro AB, B. Braun and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, has been, until recently, subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market

     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Fresenius and Baxter have each made public statements that they are either contemplating or actively developing new and/or improved systems for home hemodialysis. Fresenius made these statements in connection with their recent acquisition of Renal Solutions, Inc., and Baxter made them in connection with the announcement of a research and development collaboration with DEKA Research & Development Corporation and HHD, LLC. We are unable to predict if or when products from these or other companies may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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
As we continue to commercialize the System One, Streamline and our other products, we may have difficulty managing our growth and expanding our operations successfully..
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

     As of June 30, 2008, over 40% of our home hemodialysis patients in the home market received treatment through clinics owned by DaVita. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
We rely heavily upon DaVita as a key customer for our System One and Medisystems product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues in the quarter ended June 30, 2008, and direct sales to DaVita accounted for approximately 20% of our System One segment revenues in the quarter ended June 30, 2008. Our contract for Medisystems blood tubing sets and needles with DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Further, DaVita’s commitments to purchase Medisystems’ blood tubing sets expire in September 2008. We cannot guarantee we will be able to negotiate an extension of this agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase Medisystems’ products. DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond September 2008. NxStage’s national service provider agreement with DaVita does not impose minimum purchase requirements, and expires as early as the end of 2009. The partial or complete loss of DaVita as a customer for either of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, or if medical or other solutions for renal replacement become viable, the market for our products may be limited.
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most- patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2004, approximately 17,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement may also limit the market for our products.
If we are unable to convince additional hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we will not be successful in increasing our market share in the critical care market.
     We sell the System One for use in the treatment of acute kidney failure and fluid overload associated with, among other conditions, congestive heart failure. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size, ease of operation and clinical flexibility. One of our competitors in the critical care market, Gambro AB, has been subject to an FDA import hold that was recently lifted. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.
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
     Historically, Medisystems has relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of its blood tubing set products using Medisystems’ supplied components. This third party has a strong history of manufacturing high-quality product for Medisystems. In May 2008 negotiated a new agreement with Kawasumi extending their obligation to supply blood tubing sets to us through January 31, 2010. We cannot be certain that this agreement will be renewed or extended beyond this term on favorable terms, if at all, that we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011. In the event this agreement is not renewed or extended upon favorable terms, if at all, if we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.
Our In-Center business relies heavily upon third-party distributors.
     We sell the majority of our In-Center products through three distributors, which collectively accounted for substantially all of In-Center revenues for the quarter ended June 30, 2008, with our primary distributor, Schein, accounting for approximately 80% of In-Center revenues for the quarter ended June 30, 2008. Schein recently agreed to extend their distribution relationship with us through July 2009. The contracts with the other two distributors of our products are scheduled to expire in October 2008 and July 2009. Our relationship with Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because our current sales force has limited experience selling blood tubing sets or needles.
Unless we can demonstrate sufficient product differentiation in our blood tubing set business through Streamline or products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately 60% of U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline product or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry. In addition, DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond the expiration of our blood tubing set agreement with DaVita that expires in September 2008.
The activities of our business involve the import of finished goods into the United States from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Mexico and Thailand. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties changes, we could be subject to significant fines, liabilities or other adverse consequences.
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

The success of our business depends on the services of each of our senior executives as well as certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect the combined businesses.
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
     Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our Lawrence, MA U.S. manufacturing facility has previously had three FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. Our last two inspections, including our most recent inspection in March 2006, resulted in no observations. Medisystems has been inspected by the FDA on eight occasions, and all inspections resulted in no action indicated. We cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities.
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
     Presently we do not sell or market the System One outside the United States and Canada, but we intend to look to other markets in the future. Our Medisystems products are presently sold in the United States as well as in several other countries, through distributors. In order to market directly our products in the EU or other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively effect our overall market penetration.

We currently have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information .
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
     Finding alternative sources for these components and subassemblies would be difficult in many cases and may entail a significant amount of time and disruption. In the case of Membrana, for fiber, we are contractually prevented from obtaining an alternative source of supply, except in certain limited instances. In the case of other suppliers, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our System One or other products and, potentially, further FDA clearance or approval of any modification, thereby causing further costs and delays.
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
Certain of our products are recently developed and we have recently transitioned the manufacturing of certain of these products to new locations. We, and certain of our third party manufacturers, have limited manufacturing experience with these products.
     We continue to develop new products and make improvements to existing products. We have also recently relocated the manufacture of certain of our products to Mexico. As such, we and certain of our third party manufacturers, have limited manufacturing experience with certain of our products, including key products such as the PureFlow SL, related disposables and our Streamline. We are, therefore, more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.
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
     As of June 30, 2008, we had 44 pending patent applications, including foreign, international and U.S. applications, and 34 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license approximately 100 pending patent applications, including foreign, international and U.S. applications, and approximately 30 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	timing of market acceptance of our products;

•	timing of achieving profitability and positive cash flow from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,443,487 shares of common stock outstanding as of August 1, 2008. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 464,435 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At August 1, 2008, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of June 30, 2008, 7,264,654 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of June 30, 2008, 5,341,189 shares were subject to outstanding options, of which 2,378,688 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. By the end of this year, our independent registered public accounting form must report on the effectiveness of our internal controls over financial reporting for the businesses we acquired in the Medisystems Acquisition. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, SEC or other regulatory authorities.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 65% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 18% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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
     As part of our business strategy, we may acquire other businesses and/or technologies in the future. We may issue equity securities as consideration for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Acquisitions may involve a number of risks, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 28, 2008 and August 1, 2008, we issued an aggregate of 9,555,556 shares of its common stock and 1,911,111 shares of our common stock that are issuable upon exercise of warrants to certain investors in connection with a private placement of common stock and warrants. The offer and sale was made without any public offering or solicitation, and was exempt under Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated there under. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of accredited investors and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transaction.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 31, 2008, we held a Special Meeting of Stockholders. Matters voted on and the results of such voting are as follows:
1. To approve the issuance and sale of 4,000,000 shares of our common stock, at $4.50 per share, and warrants exercisable for 800,000 shares of our common stock, at an initial exercise price of $5.50 per share, to certain investors, including investors who are affiliates, either directly or through affiliates, of NxStage, among them a member of our board of directors, in exchange for aggregate gross proceeds to NxStage of $18 million at the second closing of our private placement of securities.

Votes For	33,013,211
Votes Against	103,568
Votes Abstained	11,845
Item 6. Exhibits

Exhibit
Number
*10.43+	Supply and Distribution Agreement, dated May 6, 2008, by and between Medisystems Corporation and Kawasumi Laboratories, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

August 8, 2008