Form 10-Q
period 2008-09-30
NxStage Medical, Inc.
filed 2008-11-05
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
(978) 687-4700
( Registrant’s Telephone Number, Including Area Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 46,489,299 shares of the registrant’s common stock issued and outstanding as of the close of business on October 30, 2008.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,879	$33,245
Short-term investments	—	1,100
Accounts receivable, net	8,744	7,990
Due from affiliate	—	435
Inventory	35,689	29,965
Prepaid expenses and other current assets	1,694	2,455

Total current assets	79,006	75,190

Property and equipment, net	12,739	12,146
Field equipment, net	31,896	30,885
Deferred cost of revenues	22,406	14,850
Intangible assets, net	31,704	33,801
Goodwill	42,726	41,457
Other assets	1,239	2,057

Total assets	$221,716	$210,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,169	$21,887
Accrued expenses	13,446	9,820
Due to affiliates	—	2,774
Current portion of long-term debt	8,290	54

Total current liabilities	38,905	34,535

Deferred revenue	27,861	19,530
Long-term debt	21,892	25,170
Other long-term liabilities	2,059	1,434

Total liabilities	90,717	80,669
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 46,488,607 and 36,771,893 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	47	37
Additional paid-in capital	354,042	311,172
Accumulated deficit	(223,484)	(182,036)
Accumulated other comprehensive income	394	544

Total stockholders’ equity	130,999	129,717

Total liabilities and stockholders’ equity	$221,716	$210,386

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$30,466	$11,625	$93,087	$30,030
Cost of revenues	25,684	15,161	79,872	36,589

Gross profit (deficit)	4,782	(3,536)	13,215	(6,559)

Operating expenses:
Selling and marketing	6,839	5,383	20,937	15,234
Research and development	1,986	1,467	6,474	4,321
Distribution	3,472	3,532	10,202	8,874
General and administrative	4,744	2,649	14,443	7,842

Total operating expenses	17,041	13,031	52,056	36,271

Loss from operations	(12,259)	(16,567)	(38,841)	(42,830)

Other income (expense):
Interest income	146	592	453	2,328
Interest expense	(1,017)	(149)	(2,908)	(497)
Change in fair value of financial instruments	(1,835)	—	251	—
Other income (expense), net	138	—	(155)	—

	(2,568)	443	(2,359)	1,831

Net loss before income taxes	(14,827)	(16,124)	(41,200)	(40,999)

Provision for income taxes	143	—	248	—

Net loss	$(14,970)	$(16,124)	$(41,448)	$(40,999)

Net loss per share, basic and diluted	$(0.33)	$(0.54)	$(1.03)	$(1.38)

Weighted-average shares outstanding, basic and diluted	45,067	30,024	40,204	29,667
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(41,448)	$(40,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,073	5,555
Stock-based compensation	4,456	2,310
Change in fair value of financial instruments	(251)	—
Other	660	244
Changes in operating assets and liabilities:
Accounts receivable	(1,248)	(1,889)
Inventory	(24,511)	(27,569)
Prepaid expenses and other current assets	1,073	320
Accounts payable	(4,713)	3,932
Accrued expenses and other liabilities	(3,375)	1,337
Deferred revenue	8,331	12,716

Net cash used in operating activities	(46,953)	(44,043)

Cash flows from investing activities:
Purchases of property and equipment	(2,604)	(2,352)
Maturities of short-term investments	1,100	29,909
Purchases of short-term investments	—	(18,566)
Decrease (increase) in other assets	818	(2,018)

Net cash (used in) provided by investing activities	(686)	6,973

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	42,553	19,939
Proceeds from stock option and purchase plans	266	1,573
Proceeds from loans and lines of credit	5,000	—
Net repayments on loans and lines of credit	(62)	(2,100)

Net cash provided by financing activities	47,757	19,412

Foreign exchange effect on cash and cash equivalents	(484)	82

Decrease in cash and cash equivalents	(366)	(17,576)
Cash and cash equivalents, beginning of period	33,245	49,959

Cash and cash equivalents, end of period	$32,879	$32,383

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$19,271	$22,764
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     NxStage Medical, Inc., or the Company, is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration or the FDA, and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge. Dialysate used in conjunction with this system is most frequently prepared using PureFlow SL hardware and premixed concentrate bags. Following the recent acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities, the Company also sells needles and blood tubing sets primarily to the In-Center market for the treatment of end-stage renal disease, or ESRD.
     As of September 30, 2008, the Company had approximately $32.9 million of cash and cash equivalents. In May 2008, the Company issued and sold approximately 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of its common stock for aggregate gross proceeds of $25.0 million. The sale of securities was transacted in a private placement to new institutional investors and other accredited investors managed by a single advisor, OrbiMed Advisors LLC, and represented the first tranche of a two-part $43.0 million financing. On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for and subsequently issued and sold on August 1, 2008 an additional 4.0 million shares of common stock and warrants exercisable for 800,000 shares of common stock to certain investors, some of whom are affiliates of the Company, among them a member of the Company’s board of directors, in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs, were approximately $42.6 million.
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
     The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future based on its projections. The Company believes that it has the required resources to fund its projected operating requirements at least through 2009. In addition, the Company, based on current projections, believes that it has the required resources to fund operating requirements beyond 2009 provided that it restructures its repayment schedule on its current GE credit facility. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”). The Company’s accounting policies are described in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at September 30, 2008. The December 31, 2007 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP.
Medisystems Acquisition
     Effective October 1, 2007, the Company purchased from David S. Utterberg, a member of the Company’s board of directors, the issued and outstanding shares of the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, or the Acquisition Shares. The purchase consideration was allocated to the assets and liabilities acquired, identifiable intangible assets and goodwill based on their estimated fair values. These fair values were based on management’s estimates and assumptions.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Pro forma net revenue	$26,481	$72,154
Pro forma operating loss	(14,672)	(39,411)
Pro forma net loss	(14,475)	(37,912)
Pro forma net loss per share, basic and diluted	$(0.40)	$(1.05)
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
(c) Revenue Recognition
     The Company recognizes revenue from product sales and services when earned in accordance with Staff Accounting Bulletin No. 104, or SAB 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     System One Segment
     Prior to 2007, the Company principally derived revenue in the home market from short-term rental arrangements with its customers. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed price per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms. In the home market, as of September 30, 2008, rental arrangements continue to represent nearly half of the arrangements the Company has with its customers.
     Beginning in 2007, the Company entered into long-term customer contracts to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. Sales of the equipment and related items to the Company’s customers under these arrangements are considered multiple-element sales arrangements pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under these arrangements are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service pursuant to the agreement which is five to seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue. As of September 30, 2008, the Company has deferred approximately $27.9 million of revenue and $22.4 million of costs for equipment sales, which principally relate to the home market.
     The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, a significant customer, on February 7, 2007, which pursuant to EITF 00-21, the Company considers to be a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2.0 million shares of the Company’s common stock for $10.00 per share, which on the date of the purchase represented a premium over the market price of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. The Company recognized revenue of $0.1 million associated with the $3.0 million premium for each of the three months ended September 30, 2008 and 2007 and $0.3 million for each of the nine months ended September 30, 2008 and 2007.

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
     In-Center Segment
     In the In-Center segment, nearly all sales to end users are structured through supply and distribution contracts with distributors. The Company’s distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, the Company offers rebates based on sales to specific end customers and discount incentives for early payment. The Company’s revenues are presented net of these rebates, incentives, discounts and returns.
     The Company recognizes rebates to customers in its In-Center segment in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are the Company’s best estimate of the amount of probable future rebates on current sales. For the three and nine months ended September 30, 2008, the Company recognized $1.3 million and $4.0 million, respectively, as a reduction of sales in connection with customer rebates. At September 30, 2008, the Company has a $1.2 million reserve against trade accounts receivable for future rebates.
(d) Restricted Cash
     The Company had $0.7 million at September 30, 2008 and $1.4 million at December 31, 2007 in standby letters of credit to guarantee annual value-added tax, or VAT, refunds in Italy. These amounts are restricted and classified as other assets.
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
     The following table summarizes customers who individually comprise greater than 10% of total revenue for the periods shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	20%	28%	19%	27%
Customer B	37%	—	40%	—
     Sales to Customer A are primarily in the System One segment and sales to Customer B are primarily in the In-Center segment. Half of all Customer B sales are to Customer A. Customer B represented 15% and 19% of total accounts receivable at September 30, 2008 and December 31, 2007, respectively.
(f) Inventory
     Inventories at September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Purchased components	$16,847	$12,211
Work in process	1,391	1,718
Finished units	17,451	16,036

Inventory	$35,689	$29,965

(g) Property and Equipment

     Property and equipment is carried at cost less accumulated depreciation. Accumulated depreciation was $6.0 million and $3.7 million at September 30, 2008 and December 31, 2007.
(h) Field Equipment
     Field equipment is carried at cost less accumulated depreciation. Accumulated depreciation was $15.1 million and $8.6 million at September 30, 2008 and December 31, 2007.
(i) Intangibles
     Intangibles assets are carried at cost less accumulated amortization. Accumulated amortization was $2.8 million and $0.7 million at September 30, 2008 and December 31, 2007.
(j) Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 include share-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$231	$48	$795	$133
Selling and marketing	465	286	1,674	737
Research and development	95	43	388	124
General and administrative	385	436	1,599	1,316

	$1,176	$813	$4,456	$2,310

(k) Deferred Cost of Revenues
     Costs relating to equipment sold for which deferral of revenue is required are capitalized and amortized ratably over the same period in which the associated revenue is being recognized. Deferred costs at September 30, 2008 and December 31, 2007 totaled $22.4 million and $14.9 million, respectively, and are separately presented in the accompanying condensed consolidated balance sheets. Amortization of deferred costs charged to cost of revenues was $0.9 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively.
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

Balance at December 31, 2007	$220
Provision	240
Usage	(261)

Balance at September 30, 2008	$199

(m) Income Taxes
     The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. The provision for income taxes of $143,000 and $248,000 for the three and nine months ended September 30, 2008, respectively, relates to the profitable operations of certain of our foreign entities.
(n) Net Loss per Share
     Basic earnings per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	September 30,
	2008	2007
Options to purchase common stock	5,367,504	3,162,243
Restricted stock units	23,139	13,845
Warrants to purchase common stock	1,911,111	—

Total	7,301,754	3,176,088

(o) Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity, such as foreign currency translation adjustments, that are excluded from results of operations. The components of comprehensive loss are presented below for the periods presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(14,970)	$(16,124)	$(41,448)	$(40,999)
Foreign currency translation (loss) gain	(523)	187	(150)	228

Comprehensive loss	$(15,493)	$(15,937)	$(41,598)	$(40,771)

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
     The Company accounts for warrants to purchase common stock in accordance with SFAS No. 150, Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity, or SFAS 150, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, or EITF 00-19. Warrants and instruments with provisions that impose an obligation on the issuer to issue a variable number of shares that are not indexed to the price of the issuer’s stock are treated as a liability that is recorded at fair value with changes in fair value recognized in earnings in the period such changes occur.
(q) Recent Accounting Pronouncements
     In December 2007, the FASB, issued SFAS No. 141(R), Business Combinations, or SFAS141 (R), a replacement of FASB Statement No. 141. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , would have to be met at the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also follow the provisions of SFAS 141(R). Early adoption of the provisions of SFAS 141(R) is not permitted. The Company is currently evaluating the effects that SFAS 141(R) may have on its consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition or results of operation.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.
3. Restructuring Activities
     As a result of the Company’s acquisition of the MDS Entities on October 1, 2007, the Company established and approved a plan to integrate the acquired operations of the MDS Entities into the operations of the Company, for which the Company recorded $0.5 million in exit-related purchase accounting adjustments in 2007. The Company recorded $0.2 million as an adjustment to goodwill during the nine months ended September 30, 2008 relating to additional severance and relocation costs for certain employees of the MDS Entities. Additionally, the Company recorded $0.1 million in operating activities for the nine months ended September 30, 2008 relating to severance costs associated with the transition of manufacturing and service operations to Mexico. The following table summarizes the reserves related to exit activities that the Company has established and the related activity as of September 30, 2008 (in thousands):

	Severance	Relocation	Total
Balance at December 31, 2007	$301	$139	$440

Restructuring charge	139	176	315
Cash payments	(375)	(208)	(583)

Balance at September 30, 2008	$65	$107	$172

4. Goodwill
     During the third quarter of 2008, the Company finalized the purchase price allocation for the Medisystems Acquisition. During 2008, the Company increased severance and relocation accruals by $0.2 million accrued for $0.1 million of certain pre-acquisition contingencies and recorded adjustments to the fair value of certain other assets and liabilities acquired in the MDS Acquisition of $1.0 million all of which resulted in an increase to goodwill. The $1.3 million increase in goodwill during the nine months ended September 30, 3008 represents a noncash investing activity.

5. Financing Arrangements
Debt
     On November 21, 2007, the Company obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was acquired by GE. The credit facility is secured by nearly all assets of the Company, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company borrowed $25.0 million under the term loan in November 2007 and borrowed the remaining $5.0 million under the term loan on March 25, 2008. The Company used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the GE term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21, 2007 for our first borrowing (at a rate of 10.77% per year) and fixed on March 25, 2008 for our second borrowing (at a rate of 8.61% per year). Interest on the term loan must be paid on a monthly basis. Unless the Company is successful in its ability to restructure the payment schedule of this facility, beginning on February 1, 2009 the Company must repay principal under the term loan in 29 equal monthly installments. The Company will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. The Company is accruing the maturity premium as additional interest over the 42-month term. The Company’s borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that the Company will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two and 1% thereafter.
     The credit facility includes covenants that (a) require the Company to achieve certain minimum net revenue and certain minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, targets relating to the acquired MDS Entities, (b) place limitations on the Company’s and the Company’s subsidiaries ability to incur debt, (c) place limitations on the Company’s and the Company’s subsidiaries ability to grant or incur liens, carry out mergers and make investments and acquisitions, and (d) place limitations on the Company’s and the Company’s subsidiaries ability to pay dividends, make other restricted payments, enter into transactions with affiliates and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects and bankruptcy. In the event the Company fails to satisfy the covenants, or otherwise defaults under the loan, GE has a number of remedies, including sale of the Company’s assets, control of cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on the Company’s business. The Company is in compliance with all debt covenants as of September 30, 2008.
     Annual maturities of principal under the Company’s debt obligations outstanding at September 30, 2008 are as follows (in thousands):

2008	14
2009	11,438
2010	12,475
2011	6,255

$30,182

6. Stockholders’ Equity
Common Stock, Preferred Stock and Common Stock Warrants
     On May 22, 2008, the Company entered into a $43.0 million private placement agreement to sell an aggregate of 9.6 million shares of its common stock at a price of $4.50 per share and warrants to purchase 1.9 million shares of its common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of the Company’s common stock, was sold on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. The Company agreed to sell, subject to stockholder approval, the second tranche under the same terms to certain existing investors, some of whom are affiliates of the Company and include a member of the Company’s board of directors. Cash to purchase the second tranche of the financing was placed in escrow on May 28, 2008 until such time as the Company obtained stockholder approval.
     On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for, and subsequently issued and sold on August 1, 2008, an additional 4.0 million shares of common stock and warrants exercisable for 0.8 million shares of the Company’s common stock in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both tranches of the financing, net of transaction costs were approximately $42.6 million.
     The warrants are exercisable at $5.50 per share with a term of 5 years expiring on May 28, 2013 and August 1, 2013 for the first and second tranche respectively; however, the exercise price of the warrants may remain at $5.50 per share or may be adjusted to $3.00 or $6.50 per share depending upon whether the Company achieves certain targets related to the number of ESRD patients prescribed to receive therapy with the NxStage System One as of December 31, 2008. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.
     The fair value of the warrants of $4.1 million at September 30, 2008 has been classified as a current liability on the Company’s balance sheet. The fair value at issuance was $3.3 million for the warrants issued on May 28, 2008 and $1.8 million for the warrants issued on August 1, 2008. The Company recognized $0.2 million loss and a $1.0 million gain in other expense, net during the three and nine months ended September 30, 2008, respectively, related to changes in fair value of outstanding warrants. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 65% volatility; expected term of 5 years; 3.2% risk-free interest rate; and 0% dividend. The fair value of the warrants represents a noncash financing activity.
     The Company’s obligation, entered into on May 22, 2008, to issue 4.0 million shares of common stock and warrants to purchase 0.8 million shares of common stock in the second tranche meets the definition of a derivative instrument under SFAS 133 and was classified as a current asset on the Company’s balance sheet at June 30, 2008. The fair value of the derivative instrument upon issuance on May 22, 2008 was $1.3 million. The fair value of the derivative instrument upon settlement on August 1, 2008 was $0.6 million and was recorded in equity as a reduction of the total proceeds. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 76% volatility; expected term of 32 to 71 days; 1.9% risk-free interest rate; and 0% dividend. The Company recognized losses of $1.6 million and $0.7 million in other expense, net during the three and nine months ended September 30, 2008 related to changes in fair value of this derivative instrument. The fair value of the derivative instrument represents a noncash financing activity.
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
2005 Stock Incentive Plan and 2005 Employee Stock Purchase Plan
     The Company grants options and restricted stock to its employees under its 2005 Stock Incentive Plan. As of September 30, 2008, the Company has reserved 7,086,587 shares of common stock for issuance under the 2005 Stock Incentive Plan and 39,487 shares for issuance under the Company’s 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan.
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
Other Compensation Plans
     The Company maintains postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, the Company obtains an annual actuarial valuation of the benefit plans. The Company has recorded a liability of $1.5 million as other long-term liabilities at September 30, 2008 for costs associated with these plans. The expense record in connection with these plans was not significant for the nine months ended September 30, 2008 or 2007.
7. Segment and Enterprise Wide Disclosures
     On October 1, 2007, the Company completed its acquisition of the MDS Entities. After careful evaluation of the business activities regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available, management has determined that the Company has two reporting segments, System One and In-Center. Prior to January 1, 2008, the Company operated in one segment.
     The segment information noted below for the period ended September 30, 2007 does not include any In-Center amounts since the acquisition of the MDS Entities did not occur until October 2007. The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment loss, which consists of sales, less cost of sales, direct selling, marketing and distribution expenses.
     The Company’s management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including certain stock-based compensation expense and indirect distribution expenses. In addition, research and development, general and administrative, and other income and expense are not allocated to the segments, as they are managed centrally.
     Within the System One segment, the Company sells the System One and related products in the home and critical care markets.

The home market consists of dialysis centers and hospitals that provide treatment options for patients that have ESRD, while the critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The Company sells essentially the same System One cyclers and disposables within each market and some of the Company’s largest customers in the home market provide outsourced renal dialysis services to hospitals in the critical care market to which the Company sells System One cyclers and disposables. Sales of product to both markets are made through dedicated sales forces and products are distributed directly to the customer. Sales in the In-Center segment primarily consist of blood tubing sets and needles for hemodialysis and needles for apheresis. Nearly all In-Center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended September 30, 2008
Revenues from external customers	$16,813	$13,653	$—	$30,466
Segment (loss) profit	(5,374)	2,277	(9,162)	(12,259)
Segment assets	81,668	17,067	122,981	221,716

Three Months Ended September 30, 2007
Revenues from external customers	11,625	—	—	11,625
Segment loss	(8,011)	—	(8,556)	(16,567)
Segment assets	60,437	—	40,546	100,983

Nine Months Ended September 30, 2008
Revenues from external customers	47,914	45,173	—	93,087
Segment (loss) profit	(17,533)	7,288	(28,596)	(38,841)
Segment assets	81,668	17,067	122,981	221,716

Nine Months Ended September 30, 2007
Revenues from external customers	30,030	—	—	30,030
Segment loss	(23,344)	—	(19,486)	(42,830)
Segment assets	60,437	—	40,546	100,983
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	September 30,	December 31,
	2008	2007
Total segment assets	$98,735	$83,690
Corporate assets:
Cash and cash equivalents	32,879	33,245
Short-term investments	—	1,100
Property and equipment, net	12,739	12,146
Intangible assets, net	31,704	33,801
Goodwill	42,726	41,457
Prepaid and other assets	2,933	4,947

Total assets	$221,716	$210,386

8. Related-Party Transactions
     On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. The Company refers to its acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, which the Company refers to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding common stock increased to approximately 20%. In addition, the Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the Acquisition Shares were placed into escrow to cover potential indemnification claims the Company may have against Mr. Utterberg. As of November 5, 2008, 0.5 million shares remain in escrow. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. The Company refers to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company dated October 1, 2007, which the Company refers to as the Consulting Agreement.
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
     The Company assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement of $0.1 million and the one-time payment for the establishment of the royalty-free license agreement of $2.7 million. The Company paid $2.0 million of the liability owed during the quarter ended March 31, 2008 and the remaining liability of $0.6 million, net of receivable from DSU for reimbursements of costs related to the acquisition of $0.2 million, during the quarter ended September 30, 2008.
     Under the Consulting Agreement, Mr. Utterberg and DSU agreed to provide consulting, advisory and related services for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with the Company. The Consulting Agreement further provides that (a) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (b) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $0.2 million per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and the Company to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The Company paid Mr. Utterberg and DSU $50,000 and $150,000 for consulting services rendered under this agreement during the three and nine months ended September 30, 2008, respectively.
     Finally, in connection with the Medisystems Acquisition, the Company agreed that if Mr. Utterberg is no longer a director of the Company, the Company’s Board of Directors will nominate for election to the Company’s Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     On May 22, 2008, the Company entered into Securities Purchase Agreement relating to a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consist of unaffiliated and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. The Sprout Group purchased 1.0 million shares and warrants to purchase 0.2 million shares of the Company’s common stock at a price similar to that of unaffiliated investors. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008.
9. Fair Value Measurements
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement , or SFAS 157, for financial assets and liabilities. The Company will adopt the provisions of SFAS 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by FASB. The Company is currently evaluating the effects the provisions of SFAS 157 will have on non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis.
     SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 had no impact on previously reported results as all of the provisions were adopted prospectively.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2, and 3) as follows:

Level 1:	Quoted prices for identical instruments in active markets;

Level 2:	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3:	Instruments whose significant value drivers are unobservable.
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
     Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$17,727	$—	—	$17,727
Liabilities
Warrant liability [1]	—	4,143	—	4,143

1	Relates to warrants to purchase shares of the Company’s common stock that were issued on May 28, 2008 and August 1, 2008.
     The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has opted not to apply the fair value option to any financial assets or liabilities in the three and nine months ended September 30, 2008.
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
     As of October 1, 2007, in connection with the Medisystems Acquisition, the Company, through its wholly-owned subsidiary, Medisystems Corporation, assumed a supply and distribution agreement with Kawasumi Laboratories, Inc., a Japanese contract manufacturer. This agreement covers blood tubing sets and needle sets for the In-Center segment, and has certain minimum purchase commitments. On May 6, 2008, the Company through its wholly-owned subsidiary, Medisystems Corporation, entered into a new supply and distribution agreement with Kawasumi Laboratories, Inc. covering only blood tubing sets. Pursuant to the terms of the agreement, Kawasumi has agreed to continue to manufacture and supply blood tubing sets to the Company through January 31, 2010. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, the Company has agreed to purchase certain minimum quantities of blood tubing sets. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems Corporation and Kawasumi. The prior agreement originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continues to be in effect with respect to needles supplied by Kawasumi. Kawasumi’s obligation under the prior agreement to supply needles expires in February 2011. Both agreements may be terminated by either party upon material breach of the terms thereof that remain uncured, or upon the insolvency of the other party.

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
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months and nine months ended September 30, 2008 and 2007, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, the impact of the acquisition of Medisystems Corporation, our liquidity and capital resources, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the factors described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report and in “Managements Discussion and Analysis of Financial Condition and Results of Operations”, as well as in other documents filed by us with the SEC, as they may be amended from time to time, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Overview
     We are a medical device company that develops, manufactures and markets innovative systems for the treatment of ESRD, acute kidney failure and fluid overload. Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system designed to provide physicians and patients improved flexibility in how hemodialysis therapy is prescribed and delivered. In addition to the System One, we also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD, which we refer to as the In-Center segment. The In-Center product lines were obtained in connection with our acquisition of Medisystems, the MDS Entities, referred to as the Medisystems Entities. As a result of this acquisition, during the quarter ended March 31, 2008, we began operating in two segments. Although the revenues derived from our In-Center products are a large percentage of our current revenues, we believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD, which we previously referred to as the chronic care market.
     We distribute our products in two segments: the System One segment, which consists of the home and critical care markets, and the In-Center segment. We define the home market as the market devoted to the treatment of ESRD patients in the home, the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload, and the In-Center segment as our activities devoted to in-center hemodialysis, and apheresis. Within the System One segment, we offer a similar technology platform of the System One for the home and critical care markets with different features. The FDA has cleared the System One for hemodialysis, hemofiltration and ultrafiltration. We offer primarily needles and blood tubing sets in the In-Center segment. Our products are predominantly used by our customers to treat patients suffering from ESRD or acute kidney failure and we have marketing and sales efforts dedicated to each market, although nearly all sales in the In-Center segment are made through distributors.
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
     Our business expanded significantly in late 2007 in connection with the acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis. The In-Center segment is significantly more mature than our System One segment. Our MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set and the Streamline blood tubing sets. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis clinics. This product is early in its market launch and adoption has been limited to date. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.
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
     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we manufacture our System One Cycler and some PureFlow SL hardware, and assemble, package and label our PureFlow SL disposables within our Fresnillo, Mexico facility. We manufacture components used in our System One cartridge assembly, and assemble the System One disposable cartridge and some blood tubing sets, Medics and transducer protectors in Tijuana, Mexico. We manufacture our dialyzers in Rosdorf, Germany. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets and some PureFlow SL hardware.
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
     The following table sets forth the amount and percentage of revenues derived from each segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
System One segment
Home	$12,412	41%	$8,318	72%	$34,807	37%	$20,498	68%
Critical Care	4,401	14%	3,307	28%	13,107	14%	9,532	32%

Total System One segment	16,813	55%	11,625	100%	47,914	51%	30,030	100%

In-Center segment	13,653	45%	—	0%	45,173	49%	—	0%

Total	$30,466	100%	$11,625	100%	$93,087	100%	$30,030	100%

     We derive our In-Center segment revenues through the business we acquired in connection with our Medisystems Acquisition. This acquisition was not completed until October 1, 2007, and therefore, we did not realize In-Center segment revenues until the fourth quarter of 2007.
     Since inception, we have incurred losses every quarter and at September 30, 2008, we had an accumulated deficit of approximately $223.5 million. We expect our operating expenses to continue to increase as we grow our business. We only recently achieved positive gross margins for our products, in aggregate, and we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower the costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations and obtaining better purchasing terms and prices.
     We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future based on our projections. Unless we are successful in restructuring our payment schedule, in February 2009, we will need to begin repaying the principal of the debt we borrowed under our GE credit facility. As of September 30, 2008, we had borrowed $30.0 million under this facility. We believe we have the required resources to fund our projected operating requirements, at least through 2009. In addition, based on current projections, we believe that we have the required resources to fund operating requirements beyond 2009 provided that we restructure the repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions, of complementary businesses, services or technologies.
2008 Recent Developments
GE Credit Facility
     On March 25, 2008 we borrowed the remaining $5.0 million of the $30.0 million term loan available to us under our GE credit facility. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on March 25, 2008 for our recent $5.0 million borrowing (at a rate of 8.61% per year). In February 2009, we will need to begin repaying the principal of the debt we borrowed pursuant to the agreement.
Equity Financing
     On May 22, 2008 we entered into a $43.0 million private placement. The private placement closed in two tranches. The first tranche consisting of 5.6 million shares of common stock and warrants to purchase 1.1 million shares of the Company’s common stock was issued and sold on May 28, 2008 to funds managed or advised by OrbiMed Advisors LLC for aggregate gross proceeds of $25.0 million. The second tranche consisting of 4.0 million shares and warrants to purchase 0.8 million shares of the Company’s common stock was issued on August 1, 2008 to existing NxStage institutional investors for aggregate gross proceeds of $18.0 million. The proceeds from both tranches, net of transaction costs, were approximately $42.6 million. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which we did on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective or the investors are unable to sell their shares.
Statement of Operations Components
Revenues
     In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. In the critical care market, we generally sell the System One and related disposables to hospital customers. In the home market, customers generally rent or purchase the System One equipment, including cycler and PureFlow SL, and then purchase the related disposable products based on a specific patient prescription. In the In-Center segment, the majority of revenues are derived from supply and distribution contracts with distributors.
     We generally recognize revenues when a product has been delivered to our customer or, in the home market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with customer contracts under which we supply the use of hardware and disposables needed to perform dialysis therapy sessions during a month. For customers that purchase the System One in the home market, we recognize revenue from the equipment sale ratably over the expected service obligation period, while disposable product revenue is recognized upon delivery.
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
     In early 2007, we entered into long-term home market contracts for the System One with three larger dialysis chains, including DaVita, which was our largest customer in 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the first quarter of 2007, two of these dialysis chain customers, one of which was DaVita, elected to purchase, rather than rent, a significant percentage of their System One equipment currently in use. We expect, at least in the near term, that the majority of our customers will continue to rent the System One in the home market. As of September 30, 2008, we had deferred approximately $27.9 million of revenues related to the sale of equipment in the home market.
     Our critical care market revenues are less concentrated. At September 30, 2008, the System One was used in critical care applications in several hospitals, none of which accounted for more than 10% of our critical care revenues. Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. As our business matures, we are starting to derive a small amount of revenue from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. Similar to our home business, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service contracts.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Schein, our primary distributor, represented approximately 82% and 80% of our In-Center segment revenues for the three months and nine months ended September 30, 2008, respectively. Revenues from our two other significant distributors over the same periods were 18% and 17%, respectively, of our In-Center segment revenues. Sales to DaVita, through Schein, represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements with us, one for needles and one for blood tubing sets. DaVita’s purchase obligations with respect to needles expire in January 2013. Its purchase obligations with respect to blood tubing sets originally expired in September 2008. In September 2008, we signed an amendment to the DaVita agreement which extended the term with respect to blood tubing sets for one-year through September 2009.
     Our distribution contracts for our In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns.
     Our agreement with Schein, our primary distributor for the In-Center segment, will expire in July 2009 and our agreements with the other primary two distributors for the In-Center segment are scheduled to expire in July 2011 and July 2009, respectively. We have no assurance that we will be able to negotiate an extension of any of these agreements.
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
     We expect the cost of revenues as a percentage of revenues to decline over time for four general reasons. First, we expect to introduce several process and product design changes that have inherently lower cost than our current products. Second, although substantially complete, we plan to continue the transition of some service capabilities pertaining to certain products, including the System One cycle and PureFlow SL, to lower labor cost markets. Third, we expect to continue to improve product reliability, which would reduce service and distribution costs. Finally, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and broader options and efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution process. We cannot, however, guarantee that our expectations will be achieved with respect to our cost reduction plans.
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

     Distribution. Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreements with our customers, and salary, benefits and stock-based compensation for distribution personnel. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products under warranty from customers back to our service center for repair and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
     General and Administrative. General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square foot usage. We expect that general and administrative expenses will continue to increase in the near term as we add additional administrative support for our business.
Results of Operations
     The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from the results of operations for any period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of revenues	84%	130%	86%	122%

Gross profit (deficit)	16%	-30%	14%	-22%

Operating expenses:
Selling and marketing	22%	46%	22%	51%
Research and development	7%	13%	7%	14%
Distribution	11%	30%	11%	30%
General and administrative	16%	22%	16%	26%

Total operating expenses	56%	111%	56%	121%

Loss from operations	-40%	-141%	-42%	-143%

Other income (expense):
Interest income	0%	5%	0%	8%
Interest expense	-3%	-1%	-3%	-2%
Change in fair value of financial instruments	-6%	—	0%	—
Other income (expense), net	0%	—	0%	—

	-9%	4%	-3%	6%

Provision for income taxes	—	—	—	—

Net loss	-49%	-137%	-45%	-137%

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007 (in thousands, except percentages)
Revenues
     The increase in revenues for both the three and nine months ended September 30, 2008 was attributable to the addition of the In-Center business that was added as part of the Medisystems Acquisition and increased sales and rentals of the System One and related disposables in both the critical care and home markets, primarily as a result of increased patient count as we continue to penetrate the market place.
     In the home market, revenue increased $4.1 million, or 49%, and $14.3 million, or 70%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods as a result of an increase in the number of patients using and centers offering the System One.
     Critical care market revenue increased $1.1 million, or 33%, and $3.6 million, or 38%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods as a result of an increase in hospitals purchasing and using the System One.

     Revenue in the In-Center segment represented $13.7 million and $45.2 million for the three and nine months ended September 30, 2008. We completed the Medisystems Acquisition on October 1, 2007 and do not have comparable results for the In-Center business for the three and nine months ended September 30, 2007.
Cost of Revenues and Gross Profit (Deficit)
     Our cost of revenues and gross profit (deficit) for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
System One segment	$13,258	$10,691	24%	$38,169	$29,214	31%
In-Center segment	9,902	—	100%	34,020	—	100%
Unallocated	2,524	4,470	-44%	7,683	7,375	4%

Total Cost of Revenue	$25,684	$15,161	69%	$79,872	$36,589	118%

     Cost of revenue increased $10.5 million, or 69%, and $43.3 million, or 118%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods. The increase in cost of revenues was attributable primarily to increased sales volume in the home and critical care markets and the addition of the In-Center segment as a result of the Medisystems acquisition. Gross margin as a percentage of revenue increased to 16% and 14% for the three and nine months ended September 30, 2008, versus a loss of 30% and 22% for the prior year comparable periods. The improvement in gross margin percentage is a result of the Medisystems acquisition, manufacturing cost improvements to the System One equipment and disposables and the leveraging of our manufacturing overhead. Additionally, we incurred a one time charge of $2.3 million relating to a voluntary recall of our chronic cartridges during the three-months ended September 30, 2007. We expect cost of revenue will continue to decrease as a percentage of revenue as we continue to introduce manufacturing cost improvements, improve product reliability and leverage manufacturing overhead.
Selling and Marketing
     Our selling and marketing expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
System One segment	$5,894	$5,383	9%	$18,253	$15,234	20%
In-Center segment	945	—	100%	2,684	—	100%

Total Selling and marketing	$6,839	$5,383	27%	$20,937	$15,234	37%

     Selling and marketing increased $1.5 million, or 27%, and $5.7 million, or 37%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods. The increase in selling and marketing expense was primarily the result of the addition of the In-Center segment as a result of the Medisystems acquisition and an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for selling and marketing personnel from 2007 to 2008. Total headcount related expenses increased $1.0 million for the three months and $4.2 million for the nine months ended September 30, 2008, versus the prior year comparable periods. In addition, travel expense and consulting increased by $0.4 million and $1.3 million for the three and nine months ending September 30, 2008. We anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue in both segments as we broaden our marketing initiatives to increase public awareness of the System One in the home market, and to a lesser degree in the critical care market, and our other products, particularly Streamline, in the In-Center market.
Research and Development
     Our research and development expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
Research and development	$1,986	$1,467	35%	$6,474	$4,321	50%
     Research and development increased $0.5 million, or 35%, and $2.2 million, or 50%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods. The increase in research and development expense was primarily the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for research and development personnel from 2007 to 2008 and increased clinical trials expenses. Total headcount and related expenses increased $0.5 million for the three months and $1.7 million for the nine months ended September 30, 2008, versus the prior year comparable periods. We expect research and development expenses will increase in absolute dollars but decrease as a percentage of sales in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our IDE nocturnal trial and FREEDOM study.
     Distribution
     Our distribution expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
System One segment	$2,943	$3,532	-17%	$9,022	$8,874	2%
In-Center segment	529	—	100%	1,180	—	100%

Total Distribution	$3,472	$3,532	-2%	$10,202	$8,874	15%

     Distribution expense was 11% of revenue for the three and nine months ended September 30, 2008 versus 30% for the prior year comparable periods. The decreased cost of distribution as a percentage of revenue was due to lower cost of distribution for the In-Center segment as well as improved shipping rates, better product reliability resulting in fewer expedited shipments, reduction in cost of shipping bagged fluids as we convert more patients to our PureFlow SL products, and the use of an outsourced logistics provider located in the central part of the continental United States. We expect that distribution expenses as a percentage of sales will continue to decrease due to further distribution efficiencies.
General and Administrative
     Our general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	September 30,	September 30,	%	September 30,	September 30,	%
	2008	2007	Change	2008	2007	Change
General and administrative	$4,744	$2,649	79%	$14,443	$7,842	84%
     General and administrative expenses for the three months ended September 30, 2008 increased $2.1 million or 79%, versus the prior year comparable period. The increase was primarily due to $0.7 million of amortization of intangible assets acquired in the Medisystems Acquisition and an increase in headcount and associated infrastructure costs of $0.5 million, professional services including legal, tax and audit fees of $0.5 million, and the inclusion of MDS Entities expenses.
     General and administrative expenses for the nine months ended September 30, 2008 increased $6.6 million or 84%, versus the prior year comparable period. The increase was primarily due to $2.1 million of amortization of intangible assets acquired in the Medisystems Acquisition and an increase in headcount and associated infrastructure costs of $1.9 million, professional services including tax and audit fees of $1.0 million, and allowance for doubtful accounts of $0.4 million, and the inclusion of MDS Entities expenses.
     General and administrative expenses as a percentage of revenue decreased to 16% for the three and nine months ended September 30, 2008 versus 22% and 26% for the three and nine months ended September 30, 2007, respectively. The decrease was due to our continued initiative to leverage our overhead structure.
Other Income and Expense
     Interest income decreased $0.4 million, or 75%, and $1.9 million, or 81%, for the three and nine months ended September 30, 2008, versus the prior year comparable periods due to decreased cash and investments which were used to fund operations. Interest income is derived primarily from investments in money market funds.
     Interest expense increased $0.9 million and $2.4 million for the three and nine months ended September 30, 2008, versus the prior year comparable periods due to increased in outstanding borrowings. Interest expense is derived primarily from borrowings under our credit facility with GE that we entered into in November 2007.
     The change in fair value of the warrants issued on May 22, 2008 and August 1, 2008 in connection with the private placement resulted in the recognition of a $0.2 million loss and a $1.0 million gain for the three and nine months ended September 30, 2008 and the change in fair value of the obligation entered into on May 22, 2008 in connection with the second tranche resulted in the recognition of a $1.6 million and $0.7 million loss for the three and nine months ended September 30, 2008. The obligation was settled on August 1, 2008.
     Other income of $0.1 million and expense $0.2 million for the three and nine months ended September 30, 2008 is derived primarily by foreign currency losses due to the unfavorable change of the US Dollar to the Euro.
Provision for Income Taxes
     The provision for income taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008 relates to the profitable operations of certain of our foreign entities.

Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2008, our accumulated deficit was $223.5 million and we had cash and cash equivalents of approximately $32.9 million.
     On May 22, 2008, we entered into a $43 million private placement agreement to sell an aggregate of 9.6 million shares of our common stock at a price of $4.50 and warrants to purchase 1.9 million shares of our common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of our common stock, was sold on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. The second tranche, consisting of 4.0 million shares and warrants to purchase 0.8 million shares of common stock, was sold on August 1, 2008 for aggregate gross proceeds of $18 million to existing NxStage institutional investors. The proceeds from both tranches of the financing, net of transaction costs were approximately $42.6 million.
     The warrants are exercisable at $5.50 per share with a term of 5 years expiring on May 28, 2013 and August 1, 2013 for the first and second tranche respectively; however, the exercise price of the warrants may remain at $5.50 per share or may be adjusted to $3.00 or $6.50 per share depending upon whether the Company achieves certain targets related to the number of ESRD patients prescribed to receive therapy with the NxStage System One as of December 31, 2008. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.
     On November 21, 2007, we obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services, Inc., which was acquired by GE. The credit facility is secured by nearly all our assets, other than intellectual property, and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the GE term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21, 2007 for our first borrowing (at a rate of 10.77% per year) and fixed on March 25, 2008 for our second borrowing (at a rate of 8.61% per year). Interest on the term loan must be paid on a monthly basis. Beginning on February 1, 2009, we must repay principal under the term loan in 29 equal monthly installments. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. We are accruing the maturity premium as additional interest over the 42-month term. Our borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter. As of September 30, 2008, we have borrowed $30.0 million under the GE term loan and have no borrowings outstanding under the revolving credit facility.
     The credit facility includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum EBITDA targets relating to the acquired MDS Entities, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business. The Company is in compliance with all covenants as of September 30, 2008.
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
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.5 million as other long-term liabilities at September 30, 2008 for costs associated with these plans. The expense record in connection with these plans was not significant for the nine months ended September 30, 2008 or 2007.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash used in operating activities	$(46,953)	$(44,043)
Net cash (used in) provided by investing activities	(686)	6,973
Net cash provided by financing activities	47,757	19,412
Effect of exchange rate changes on cash	(484)	82

Net cash flow	$(366)	$(17,576)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations for each of the periods above include increases in accounts receivable and increased inventory purchases of System One and PureFlow SL hardware as we began closing out our outside manufacturing contracts. Non-cash transfers from inventory to field equipment and deferred costs for the placement of rental units with our customers represented $19.3 million and $22.8 million, respectively, during the nine months ended September 30, 2008 and 2007, respectively.
     Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities reflected purchases of property and equipment of $2.6 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Net maturities of short-term investments were $1.1 million and $11.3 million for the nine months ended September 30, 2008 and 2007, respectively. This activity varies from period to period based upon our cash requirements and investments. Other assets decreased $0.8 million during the nine months ended September 30, 2008 compared to an increase of $2.0 million during the nine months ended September 30, 2007.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2008 included $5.0 million of additional borrowings under our term GE credit facility and $42.6 million net proceeds from the sale of 9.6 million shares of our common stock and warrants to purchase 1.9 million shares of our common stock. Net cash provided by financing activities during the nine months ended September 30, 2007 included $19.9 million of net proceeds received from the sale of 2.0 million shares of common stock to DaVita and $1.6 million of proceeds from the exercise of stock options, offset by debt payments of $2.1 million.
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. We believe that we have the required resources to fund current operating requirements at least through 2009. In addition, we believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we restructure the repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies.
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
Revenue Recognition
     We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin No. 104 or SAB, No. 104, Revenue Recognition , and Emerging Issues Task Force Issue, Revenue Arrangements with Multiple Deliverables , or EITF 00-21 . Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
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
     We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2.0 million shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price on that date. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. During the three months and nine months ended September 30, 2008, we recognized revenue of $0.1 and $0.3 million, respectively, associated with the $3.0 million premium.
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
In-Center Segment
     In the In-Center market, nearly all sales are structured through supply and distribution contracts with distributors. Our distribution contracts for the In-Center market contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns.
     We recognize rebates to customers in the In-Center market in accordance with EITF 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are our best estimate of the amount of probable future rebates on current sales.
Related-Party Transactions
     On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. We refer to our acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated with no resulting gain or loss recognized. In consideration for the Medisystems Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding common stock increased to approximately 20%. In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 1.0 million of the Acquisition were placed into escrow to cover potential indemnification claims we may have against Mr. Utterberg. As of November 5, 2008, 0.5 million shares remain in escrow. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of ours, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. We refer to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the Consulting Agreement.
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
     Under the Consulting Agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed not to compete with NxStage during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us during the term of the agreement. The Consulting Agreement further provides that (1) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (2) we grant Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year during the term of the agreement, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. We paid Mr. Utterberg and DSU $50,000 and $150,000 for consulting services rendered under this agreement during the three and nine months ended September 30, 2008, respectively.
     We assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represents consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement of $0.1 million and the one-time payment for the establishment of the royalty-free license agreement of $2.7 million. We paid $2.0 million of the liability owed during the quarter ended March 31, 2008 and the remaining liability of $0.6 million, net of receivable from DSU for reimbursements of costs related to the acquisition of $0.2 million, during the quarter ended September 30, 2008.
     In connection with the Medisystems Acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     On May 22, 2008, the Company entered into Securities Purchase Agreement relating to a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consist of unaffiliated accredited institutional investors and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008
     Consistent with the requirements of our Audit Committee Charter, this transaction was reviewed and approved by our Audit Committee, which is comprised solely of independent directors, as well as our Board of Directors.
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
     We also adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We have opted not to apply the fair value option to any financial assets or liabilities in the three and nine months ended September 30, 2008.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment . SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets , or SFAS No. 142, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, Business Combinations , or SFAS No. 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles , or SFAS 162. The current hierarchy under Generally Accepted Accounting Principles in the United States (“GAAP”), as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles , has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the nine months ended September 30, 2008, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for Medicare patients, at least in part by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that a number of our customers are unable to obtain such additional reimbursement, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future.
     New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. In 2008, the Centers for Medicare and Medicaid Services released new Conditions for Coverage applicable to our customers. The new Conditions for Coverage impose water testing requirements on our patients using our PureFlow SL product. These water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.
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
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby a significant percentage of our home customers rent rather than purchase System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. Our agreement with DaVita signed in early 2007 departs from the rental model, which helps us to conserve cash flow. However, it is not clear whether we will be able to replicate this sales model with a significant number of other customers in the future. In addition to these cash requirements, we will need to begin paying down the principal in February 2009 on the debt we borrowed under our GE Credit facility unless we are successful in negotiating a change in our repayment schedule.
     We believe that we have the required resources to fund current operating requirements at least through 2009. In addition, we believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we restructure our repayment schedule on our current GE credit facility. Future capital requirements will depend on many factors, including availability of credit, the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional capital will be available to us on favorable terms, if at all.
We have limited operating experience, a history of net losses and an accumulated deficit of $223.5 million at September 30, 2008. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at September 30, 2008, we had an accumulated deficit of approximately $223.5 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, although we have achieved positive gross margins for our products, in aggregate, as of September 30, 2008, we cannot provide assurance that our gross margins will remain positive, continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.
     Our PureFlow SL hardware, introduced into the market in July 2006, is intended to improve our profitability. PureFlow SL is an accessory module to the System One that allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is expected to be more favorable to NxStage than the gross margin on our bagged fluids and is an important part of our strategy to achieve profitability. Since its launch, PureFlow SL penetration has reached over 70% of all of our home patients. We continue to work to improve product reliability, and to introduce PureFlow SL product design enhancements that will improve utilization of disposables and user experience. Any failure to further improve reliability and user experience, and to reduce the utilization of disposables, each of which is critical to achieving improved margins for PureFlow SL, would impair our ability to achieve profitability. Failure to further improve reliability will also negatively impact our distribution costs, which would adversely affect our ability to achieve profitability.
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
We entered into a secured credit facility in November 2007, and as of September 30, 2008, we had borrowed $30 million there under. We may not be able to borrow the full amount available under that credit facility, and we will need to begin repaying principal on the amounts we have already borrowed under that credit facility in February 2009. Further, if we fail to comply with all terms and covenants under our credit agreement, we may go into default under the credit facility which could trigger, among other things, the acceleration of all of our indebtedness there under or the sale of our assets.
     On November 21, 2007 we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, which was acquired by GE, for a term of 42 months. The credit facility is secured by nearly all of our assets, other than intellectual property and consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. Borrowings under the term loan bear interest equal to LIBOR plus 6% per annum, fixed on November 21 for our first borrowings (at a rate of 10.77% per annum) and fixed on March 25 for our second borrowings (at a rate of 8.61% per annum) Interest on the term loan must be paid on a monthly basis unless we are successful in restructuring our repayment schedule. Beginning on February 1, 2009, we must repay principal under the term loan in 29 equal monthly installments. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. Our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 4.25% per annum. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter.
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
We have filed a resale registration statement covering shares of our common stock that we recently sold in a private placement. If the holders of these shares are unable to sell the shares under the registration statement, we may be obligated to pay them damages, which could harm our financial condition.
     We recently sold an aggregate of 9,555,556 shares of our common stock and warrants to purchase an additional 1,911,111 shares of our common stock in a private placement. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which we did on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective or the investors are unable to sell their shares.
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
▪	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options, or that the cost or risk associated with use of our product is not greater than available alternatives;

▪	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

▪	the failure by us to continue to improve product reliability and the ease of use of our products;

▪	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

▪	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

▪	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

▪	regulations that impose additional burden on patients and their caregivers, such as the newly adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

▪	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

▪	the continued availability of satisfactory reimbursement from healthcare payors, including Medicare and assuming no negative impact of the “bundle” payment method to be introduced by medicare in 2011.
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
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. In the next two years, Medicare will be switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Presently, we understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge to them. In 2011, CMS has announced that it will implement a new “bundled” payment for dialysis treatment. It is not possible at this time to determine what impact this will have, if any, on the adoption of home and/or daily hemodialysis.
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
     We continue to experience product reliability issues associated with our System One and PureFlow SL that are higher than we expect long-term, and have led us to incur increased service and distribution costs, as well as increase the size of our field equipment base. This, in turn, negatively impacts our gross margins and increases our working capital requirements. Additionally, product reliability issues can also lead to decreases in customer satisfaction and our ability to grow or maintain our revenues. We continue to work to improve product reliability for these products, and have achieved some improvements to date. If we are unable to continue to improve product reliability of our System One products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
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
     As of September 30, 2008, approximately 50% of our home hemodialysis patients in the home market received treatment through clinics owned by DaVita. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
DaVita as a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for half of In-Center segment revenues in the quarter ended September 30, 2008, and direct sales to DaVita accounted for approximately 37% of our System One segment revenues in the quarter ended September 30, 2008. Our contract for Medisystems blood tubing sets and needles with DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. DaVita’s commitment to purchase Medisystems’ blood tubing sets was originally set to expire in September 2008. However, in September 2008, prior to the expiration of the contract, we signed an amendment to the DaVita agreement which extended the term with respect to blood tubing sets for one year through September 2009. We cannot guarantee we will be able to negotiate a new contract with DaVita or an additional extension of the existing agreement on favorable terms, if at all, or the extent to which DaVita will purchase Medisystems’ products. DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond September 2009. NxStage’s national service provider agreement with DaVita does not impose minimum purchase requirements, and expires as early as the end of 2009. The partial or complete loss of DaVita as a customer for either of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.
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
     We sell the System One for use in the treatment of acute kidney failure and fluid overload associated with, among other conditions, congestive heart failure. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the Critical Care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options. One of our competitors in the critical care market, Gambro AB, has been subject to an FDA import hold that was recently lifted. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.
We could be subject to costly and damaging product liability claims and may not be able to maintain sufficient product liability insurance to cover claims against us.
     If any of our products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. While we maintain insurance, including product and excess liability insurance, claims may be brought against us that could result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. In addition, due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption in our insurance coverage or delay or disruption in the payment of claims by our insurance providers. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.
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
We currently rely upon a third-party manufacturer to manufacture a significant percentage of our blood tubing set products using our supplied components and all of our needles. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2010 and its obligation to supply needles expires in February 2011. In the event these agreements are not renewed or extended upon favorable terms, if at all, or in the event we are unable to sufficiently expand our manufacturing capabilities, or obtain alternative third party supply prior to the expiration of these agreements, our growth and ability to meet customer demand would be impaired.
     Historically, Medisystems has relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of its blood tubing set products using Medisystems’ supplied components. This third party has a strong history of manufacturing high-quality product for Medisystems. In May 2008 we negotiated a new agreement with Kawasumi extending their obligation to supply blood tubing sets to us through January 31, 2010. We cannot be certain that this agreement will be renewed or extended beyond this term on favorable terms, if at all, that we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011. In the event this agreement is not renewed or extended upon favorable terms, if at all, if we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.
Our In-Center business relies heavily upon third-party distributors.
     We sell the majority of our In-Center products through three distributors, which collectively accounted for substantially all of In-Center revenues for the quarter ended September 30, 2008, with our primary distributor, Schein, accounting for approximately 80% of In-Center revenues for the quarter ended September 30, 2008. Schein recently agreed to extend their distribution relationship with us through July 2009. The contracts with the other two distributors of our products are scheduled to expire in July 2011 and July 2009. Our relationship with Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because our current sales force has limited experience selling blood tubing sets or needles.
Unless we can demonstrate sufficient product differentiation in our blood tubing set business through Streamline or products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately 60% of U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline product or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry. In addition, DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond the expiration of our blood tubing set agreement with DaVita that expires in September 2009.
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
Resin is a key input material to the manufacture of our products and System One cartridge. Oil prices affect both the pricing and availability of this material. Escalation of oil prices could affect our ability to obtain sufficient supply of resin at the prices we need to manufacture our products at current rates of profitability.
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
     As of September 30, 2008, we had 44 pending patent applications, including foreign, international and U.S. applications, and 35 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license approximately 50 pending patent applications, including foreign, international and U.S. applications, and approximately 90 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
▪	timing of market acceptance of our products;

▪	timing of achieving profitability and positive cash flow from operations;

▪	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

▪	actual or anticipated variations in our quarterly operating results;

▪	future debt or equity financings;

▪	developments or disputes with key vendors or customers;

▪	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

▪	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

▪	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

▪	product recalls;

▪	regulatory developments in the United States and foreign countries;

▪	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

▪	litigation involving our company or our general industry or both;

▪	announcements of technical innovations or new products by us or our competitors;

▪	developments or disputes concerning our patents or other proprietary rights;

▪	our ability to manufacture and supply our products to commercial standards;

▪	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

▪	departures of key personnel; and

▪	investors’ general perception of our company, our products, the economy and general market conditions.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,489,299 shares of common stock outstanding as of October 30, 2008. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 464,893 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At October 30, 2008, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of September 30, 2008, 7,126,074 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2008, 5,367,504 shares were subject to outstanding options, of which 2,592,680 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 65% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 20% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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
     As part of our business strategy, we may acquire other businesses and/or technologies in the future. We may issue equity securities as consideration for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Acquisitions may involve a number of risks, including:
▪	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

▪	potential disruption of our ongoing business and distraction of management;

▪	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

▪	difficulty in incorporating acquired technology and rights into our products and technology;

▪	unanticipated expenses and delays in completing acquired development projects and technology integration;

▪	management of geographically remote units both in the United States and internationally;

▪	impairment of relationships with partners and customers;

▪	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

▪	entering markets or types of businesses in which we have limited experience;

▪	potential loss of key employees of the acquired company; and

▪	Inaccurate assumptions of acquired company’s product quality and/or product reliability.
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
Item 6. Exhibits

Exhibit
Number
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

November 5, 2008