Form 10-K
period 2008-12-31
NxStage Medical, Inc.
filed 2009-03-16
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $52.2 million, as of June 30, 2008, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2008.

There were 46,549,764 shares of the registrant’s common stock issued and outstanding as of the close of business on March 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 28, 2009 are hereby incorporated by reference in response to Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

NXSTAGE MEDICAL, INC.

2008 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; the adequacy of our funding, our need for and our ability to obtain additional funding; our ability to negotiate further amended terms to our credit and security agreement with General Electric Capital Corporation, or GE, the timing of when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, the impact of possible future changes to reimbursement for chronic dialysis treatments and the impact of current economic conditions on our business. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report.

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

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as hospital and clinic-based dialysis. Following our acquisition of Medisystems Corporation and certain of its affiliated entities, collectively the MDS Entities, we also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of End Stage Renal Disease, or ESRD, which we refer to as the in-center market. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD, which we previously referred to as the chronic care market.

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

In addition to the System One, we also sell a line of extracorporeal disposable products for use primarily in in-center dialysis treatments for patients with ESRD. These products, which we obtained in connection with our acquisition of the MDS Entities, include hemodialysis blood tubing sets, A.V. fistula needles and apheresis needles. The MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and have achieved leading positions in the U.S. market for both hemodialysis blood tubing sets and AV fistula needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet,, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline is our next generation product designed to provide improved patient outcomes and lower costs to dialysis clinics. Our next generation Streamline product was introduced to the market in 2007. Our needle products line includes AV fistula needle sets incorporating safety features, first introduced in 1995, including PointGuard Anti-Stick Needle Protectors and MasterGuard technology, and ButtonHole needle sets first introduced in 2002.

We report the results of our operations in two segments: the System One segment and the In-Center segment. The business we acquired in connection with our acquisition of the MDS Entities constitutes the operations of the In-Center segment. This acquisition was not completed until October 1, 2007, and therefore, we did not realize In-Center segment revenues until the fourth quarter of 2007. We distribute our products in three markets: the home, critical care and in-center. In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. We define the home market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets primarily used for in-center dialysis treatments.

For the year ended December 31, 2008, our revenues were $128.8 million and we incurred a net loss of $51.2 million. As of December 31, 2008, we had cash and cash equivalents of $26.6 million, total assets of $212.1 million, long term liabilities of $52.6 million and total stockholders’ equity of $122.4 million.

Since inception, we have incurred losses every quarter and at December 31, 2008, we had an accumulated deficit of approximately $233.2 million. We expect our operating expenses to continue to increase as we grow our business but decrease as a percentage of revenue as we leverage our existing infrastructure. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.

We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future based on our projections. On March 16, 2009, we amended certain terms under our current credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions, of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

We were incorporated in Delaware in 1998 under the name QB Medical, Inc., and later changed our name to NxStage Medical, Inc. Our principal executive offices are located at 439 South Union Street, Fifth Floor, Lawrence, Massachusetts 01843.

Additional financial information regarding our business segments and geographic data about our assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in our notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Recent Developments

GE Credit and Security Agreement

On March 16, 2009, we, together with our subsidiaries EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation, entered into an amendment to our current credit and security agreement with a group of lenders led by GE Business Financial Services Inc. The amendment postponed principal payments under the term loan for three months from April through June 2009, decreased the minimum net revenue covenant and added certain minimum liquidity and minimum adjusted consolidated EBITDA targets. Interest rates under the facility were increased to a rate of 11.12% per annum on the term loan and LIBOR plus 6.5% per annum with a LIBOR floor of 4% on any borrowings under the revolving credit facility. Additional security was also provided by expanding the collateral base to include all our intellectual property. Previously only a negative pledge against intellectual property had been provided. We paid an amendment fee of $0.5 million in connection with this amendment.

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

Blood Tubing Purchase Agreement with DaVita Inc.

On September 4, 2008, DaVita agreed to extend its blood tubing set agreement with Medisystems, our wholly-owned subsidiary, originally entered into on December 22, 2003, for a period of one year, through September 21, 2009. During this extension, DaVita has agreed to continue to purchase the majority of its blood tubing set requirements from Medisystems, subject to certain terms and conditions.

Equity Financing

On May 22, 2008 we entered into a $43.0 million private placement. The private placement closed in two tranches. The first tranche consisting of 5.6 million shares of common stock and warrants to purchase 1.1 million shares of the Company’s common stock was issued and sold on May 28, 2008 to funds managed or advised by OrbiMed Advisors LLC for aggregate gross proceeds of $25.0 million. The second tranche consisting of 4.0 million shares and warrants to purchase 0.8 million shares of the Company’s common stock was issued and sold on August 1, 2008 to existing NxStage institutional investors for aggregate gross proceeds of $18.0 million. The proceeds from both tranches, net of transaction costs, were approximately $42.3 million. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which we did on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective and the investors are unable to sell their shares.

Our Products and Services

We sell the System One in the home and critical care markets. Following our acquisition of Medisystems Corporation and certain subsidiaries, the Medisystems Acquisition, which was completed on October 1, 2007, we also sell blood tubing sets, needles and other extracorporeal products for use primarily in hemodialysis therapy to the in-center market.

The System One

Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system, which incorporates multiple design technologies and design features. Sales of the System One and related disposables accounted for approximately 52%, 74% and 100% of our total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

The System One includes the following components:

•	The NxStage Cycler. A compact portable electromechanical device containing pumps, control mechanisms, safety sensors and remote data capture functionality.

•	The NxStage Cartridge. A single-use, disposable, integrated treatment cartridge that loads simply and easily into the cycler. The cartridge incorporates a proprietary volumetric fluid management system and includes a pre-attached dialyzer.

•	Premixed Dialysate. The System One uses high-purity premixed dialysate for hemodialysis applications. The volume of fluids used varies with treatment options, prescription, and setting. We supply our premixed dialysate in sterile five liter bags or through the use of our PureFlow SL accessory, which received FDA clearance in March 2006 and was made available to our customers beginning in July 2006. The PureFlow SL module allows for the preparation of dialysate fluid in the patient’s home using ordinary tap water and dialysate concentrate thereby reducing the need for bagged fluids for in home treatments.

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

ReadySet

The ReadySet High Performance Blood Tubing Set, which was introduced for use in hemodialysis in 1993, features a pump segment material designed to deliver reliable, accurate flows throughout the treatment. The blood tubing is designed to be easy to handle and to enable relatively fast priming, or removal of air from the dialysate solution. These technological advances are intended to optimize dose delivery. Sales of ReadySet accounted for approximately 27% and 14% of our total sales for the years ended December 31, 2008 and 2007.

Streamline

Our latest generation blood tubing set product is Streamline. Streamline features an efficient and airless design intended to result in superior clinical and economic performance. It is designed to reduce treatment time, minimize waste and optimize dose delivery. Streamline also includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy, thereby intended to facilitate clinician’s ability to satisfy Occupational Safety and Health Administration, OSHA, anti-stick requirements.

AV Fistula and Apheresis Needles with MasterGuard Anti-Stick Needle Protectors

Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. Sales of AV fistula and apheresis needles accounted for approximately 18% and 6% of our total sales for the years ended December 31, 2008 and 2007.

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

Access Alert

Vascular access complications are a leading cause of complications during dialysis. To facilitate early identification and intervention for access-related problems, dialysis clinics have instituted routine measurement and trend analysis of access pressures. Our Access Alert Pressure Measurement Filter when used with our AV fistula needles measures static intra-access pressure, with no interruption of therapy. These readings can be used to detect venous, mid-graft and arterial inflow stenosis, which is the narrowing of a vein or artery that restricts bloodflow.

Competition

The dialysis therapy market is mature, consolidated and competitive. We compete with suppliers of hemodialysis and peritoneal dialysis devices and certain dialysis device manufacturers that also provide dialysis services. We currently face direct competition in the United States primarily from Fresenius Medical Care AG, or Fresenius, Baxter Healthcare, or Baxter, Gambro AB, or Gambro, B. Braun and others. Fresenius, Baxter and Gambro each have large and well-established dialysis products businesses. Foreign competitors, such as Nipro Medical Corporation and JMS CO., LTD, also compete with our needle and blood tubing set businesses.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility and performance.

For the home market, we believe that we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids. We believe we also compete favorably on the basis of clinical flexibility, given the System One’s ability to work well in acute and chronic settings and to perform hemofiltration, hemodialysis and ultrafiltration. We believe we compete favorably in terms of cost-effectiveness for clinics. Although our product is priced at a premium compared to some competitive products in the market, we allow clinics to reduce labor costs by offering their patients a home treatment alternative. We compete unfavorably in terms of sales force coverage and branding because we have a smaller sales force than most of our competitors.

There is presently an increasing interest in the home hemodialysis market from our key competitors. Fresenius and Baxter have each made public statements that they are either contemplating or actively developing new and/or improved systems for home hemodialysis. Fresenius made these statements in relation to their 2006 acquisition of Renal Solutions, Inc., and Baxter made them in relation to the announcement of a research and development collaboration with DEKA Research & Development Corporation and HHD, LLC. We are unable to predict if or when products from these or other companies may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced. When additional viable products are introduced to the market, it could adversely affect our sales and growth.

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

For the in-center market, where we sell needles and blood tubing sets, we believe that we compete favorably in terms of product quality, ease-of-use, cost effectiveness, clinical flexibility and performance. We also compete favorably in terms of branding, as the the MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981. We compete unfavorably in terms of sales force coverage, as we rely nearly exclusively on distributors, rather than our own direct sales force.

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

Sales and Marketing

We sell our products in three markets: home, in-center, and critical care markets. Substantially all our revenue is generated from sales to external customers in the United States. We have a sales force that calls on dialysis clinics, nephrologists and hospitals. In additions to specialized sales representatives, we also employ nurses in our sales force to serve as clinical educators to support our sales efforts. Our marketing and sales efforts focus almost exclusively on the home and critical care markets as we rely heavily on distributors to sell our products in the in-center market. Henry Schein, Inc., or Henry Schein, is the primary distributor for our in-center market. In 2008, sales to DaVita and Henry Schein represented 18% and 39% of our total revenues, respectively, and half of Henry Schein’s sales of our products in 2008 were derived from sales to DaVita. DaVita and Henry Schein are expected to remain significant customers of ours in 2009. No other single customer represented 10% or more of our revenues in 2008. In 2007, sales to DaVita and Henry Schein represented 20% and 22% of our total revenues, respectively, and half of Henry Schein’s sales of our products in 2007 were derived from sales to DaVita. No other single customer represented 10% or more of our revenues in 2007. In 2006, sales to DaVita represented 19% of our total revenues. No other single customer represented 10% or more of our revenues in 2006.

Home

We rent or sell the System One to customers in the home market. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national chains. Since Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at-home, in-clinic or with a kidney transplant, we do not, and cannot, sell the System One directly to patients.

Currently, there are nearly 5,000 Medicare-certified dialysis outpatient facilities in the United States. Ownership of these clinics is highly consolidated with DaVita and Fresenius each controlling approximately 30% of U.S. dialysis patients. Smaller chains and independent clinics and hospitals represent the approximately 40% of remaining clinics. Our customers include independent clinics as well as large and smaller chains.

In February 2007, we entered into a national service provider agreement with DaVita that grants DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under this agreement, we granted DaVita exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. We will continue to sell to other clinics in the majority of geographies. The agreement limits, but does not prohibit, the sale by NxStage of the System One for chronic home hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products. NxStage is, therefore, limited to some extent in its ability to sell the System One for chronic home hemodialysis therapy to Fresenius. Our national service provider agreement with DaVita extends until December 31, 2009, DaVita has the option of renewing the agreement for four additional periods of six months if DaVita meets certain patient volume targets.

After renting or selling a System One to a clinic, our clinical educators generally train the clinic’s nurses and dialysis technicians on the proper use of the system using proprietary training materials. We then rely on the trained technicians and nurses to train home patients and other technicians and nurses using the System One. This approach also allows the clinic and physician to select, train and support the dialysis patients that will use our system, much the same way as they manage their patients who are on home peritoneal dialysis therapy.

We began marketing the System One to perform hemodialysis for ESRD patients in September 2004, and we began marketing our System One specifically for home use in July 2005, after the System One was cleared by the FDA for home hemodialysis.

Critical Care

We sell the System One to customers in the critical care market. The System One cycler is based on the same technology platform used in the home market, but includes an additional display module, called OneView, that is designed to facilitate easier medical record charting and troubleshooting. In the critical care market, because both acute kidney failure and fluid overload are typically treated in hospital intensive care units, our customers are hospitals. We are specifically focusing our sales efforts in the critical care market on those large institutions that we believe are most dedicated to increased and improved dialysis therapy for patients with acute kidney failure and believe in ultrafiltration as an earlier-stage treatment option for fluid overload associated with multiple diseases, including congestive heart failure, CHF.

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

In-center

We sell primarily blood tubing sets and needles to customers in the in-center market. In this market, our customers are also independent dialysis clinics as well as dialysis clinics that are part of national chains. The majority of our sales in this market are made through distributors, in order to leverage national networks, shipping efficiencies, and existing customer relationships. Sales through our primary distributor, Henry Schein, accounted for 39% of net sales for the year ended December 31, 2008. Our contract with Henry Schein expires in July 2009. We and Henry Schein have provided notice of intent to renew the contract and we are currently in discussions with Henry Schein to extend or renew the contract.

DaVita is also a significant customer for our in-center products. DaVita has an agreement to purchase our blood tubing set products that expires in September 2009, and a separate agreement for needles that expires in January 2013.

We plan production against distributor purchase orders. Finished goods are shipped directly to distributor warehouses. Our customer and clinic services team markets the tubing sets and/or blood access devices under the Medisystems brand name. To support blood tubing set and needle sales, our clinic services personnel regularly visit or call clinic operators.

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

In late 2005, we enrolled the first patient in our post-market FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study, which is designed to quantify the clinical benefits and cost savings of daily home therapy administered to Medicare patients with the System One versus conventional thrice-weekly dialysis. The FREEDOM study is a prospective, multi-center, observational study, which will enroll up to 500 Medicare patients in up to 70 clinical centers. Enrollment is ongoing. The study will compare Medicare patients using the System One with a matched cohort of patients from the United States Renal Data System, or USRDS, patient database treated with traditional in-center thrice weekly dialysis, to help define differences in the cost of care and patient outcomes between the daily home setting and the dialysis clinic setting. Comparing the study group of patients using the System One to a USRDS database group matched in terms of demographics, co-morbidities, geography, number of years on dialysis and other key factors, should allow a valuable comparison to be made without the time and cost challenges of a crossover study, in which patients would be followed for a given time on each type of therapy.

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

Interim four month results from our ongoing FREEDOM study show daily home hemodialysis treatment made possible by the System One therapy significantly improves patient quality-of-life as compared to conventional, thrice-weekly in-center treatment. Specific improvements identified include a reduction in the average time to resume normal activity, returning significant quality time to patients each week. Other benefits include a reduction in mild depressive symptoms. Numerous studies have shown an association between depressive symptoms and patient mortality and hospitalization.

More recently, we announced FDA approval of an investigational device exemption, or IDE, study intended to support a home nocturnal indication for the System One which started in the first quarter of 2008. We hope to complete the study and submit our application for a nocturnal indication to the FDA in late 2009.

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

Research and Development

Our research and development organization has focused on developing innovative technical approaches that address the limitations of current dialysis systems and disposable products. Our development team has skills across the range of technologies required to develop and maintain dialysis systems and products. These areas include filters, tubing sets, mechanical systems, fluids, software and electronics. In response to physician and patient feedback and our own assessments, we are continually working on enhancements to our product designs to improve ease-of-use, functionality, reliability and safety. We also seek to develop new products that supplement our existing product offerings and intend to continue to actively pursue opportunities for the research and development of complementary products.

For the years ended December 31, 2008, 2007 and 2006, we incurred research and development expenses of $8.9 million, $6.3 million and $6.4 million, respectively.

Intellectual Property

We seek to protect our investment in the research, development, manufacturing and marketing of our products through the use of patent, trademark, copyright and trade secret law. We own or have rights to a number of patents, trademark, copyrights, trade secrets and other intellectual property directly related and important to our business.

As of December 31, 2008, we had 36 issued U.S. and international patents, 1 issued European Union (EU), industrial design registration and 43 U.S., international and foreign pending patent applications.

Patent No.	Regime	Filed	Expiration Date	Description

6,254,567	U.S.	2/23/2000	2/26/2019	Addresses fluids requirement by regenerating dialysate
6,554,789	U.S.	2/25/2000	2/14/2017	Panels defined by seals and overlying panels
6,572,576	U.S.	7/7/2001	7/2/2021	Leak detection by flow reversal
6,572,641	U.S.	4/9/2001	4/9/2021	Fluid warmer that removes air
6,579,253	U.S.	2/25/2000	2/14/2017	Balancing chambers are defined by panels of the circuit
6,582,385	U.S.	2/19/1998	2/19/2018	Addresses fluids requirement by purifying waste
6,589,482	U.S.	2/25/2000	2/14/2017	Panels form a combination to mutually displace waste and replacement fluid
6,595,943	U.S.	2/25/2000	2/14/2017	Blood pressure control in filter to optimize throughput
6,638,477	U.S.	2/25/2000	2/14/2017	Divert part of waste stream to control ultrafiltration or rinse
6,638,478	U.S.	2/25/2000	2/14/2017	Mechanically coupled flow assemblies that balance flow of incoming and outgoing fluid streams, respectively
6,649,063	U.S.	7/12/2001	10/7/2021	Using the filter to generate sterile replacement fluid
6,673,314	U.S.	2/25/2000	2/14/2017	Supply notification including third-party notification by network
6,702,561	U.S.	7/12/2001	9/8/2021	Potting distribution channel molded into filter housing
6,743,193	U.S.	7/17/2001	7/17/2021	Hermetic valve design
6,830,553	U.S.	2/25/2000	2/14/2017	Sterile filter in replacement fluid line
6,852,090	U.S.	5/24/2001	12/10/2017	Balancing chambers are defined by circuit portions defined in cooperation with the base
6,872,346	U.S.	3/20/2003	5/14/2023	Manufacturing method for filters using radiant heat to seal filter fibers
6,955,655	U.S.	6/27/2001	10/7/2017	Frequent treatment with simple setup
6,979,309	U.S.	1/7/2002	6/19/2017	New frequent hemofiltration
7,004,924	U.S.	10/19/1998	2/11/2018	Methods, systems, and kits for the extracorporeal processing of blood
7,040,142	U.S.	1/4/2002	2/9/2022	Method and apparatus for leak detection in blood circuits combining external fluid detection and air infiltration detection
7,087,033	U.S.	7/8/2002	8/22/2021	Method and apparatus for leak detection in a fluid line
7,112,273	U.S.	9/26/2003	10/4/2023	Volumetric fluid balance control for extracorporeal blood treatment
7,147,613	U.S.	3/8/2004	8/29/2020	Measurement of fluid pressure in a blood treatment device
7,214,312	U.S.	7/12/2001	7/8/2022	Fluid circuits, systems, and processes for extracorporeal blood
7,226,538	U.S.	7/13/2007	1/21/2022	Fluid processing apparatus
7,267,658	U.S.	2/25/2000	3/6/2021	Renal replacement therapy device for controlling fluid balance treated

Patent No.	Regime	Filed	Expiration Date	Description

7,300,413	U.S.	2/25/2000	5/4/2021	Blood processing machine and system using fluid circuit cartridge
EP969887	EP (UK)	2/5/1998	2/14/2017	Frequent treatment with simple setup
7,337,674	US	6/29/2005	6/14/2024	Pressure Detector For Fluid Circuits
7,338,460	US	3/23/2004	6/9/2018	Blood Processing Machine Fluid Circuit Cartridge
7,347,849	US	8/6/2004	6/30/2018	Modular Medical Treatment Replaceable Component
7,419,597	US	4/3/2007	7/12/2021	Fluid, Circuits, Systems, And Processes For Extracorporeal Blood Processing
7,470,265	US	3/20/2003	1/11/2024	Dual Access Spike For Infusate Bags
7,473,238	US	8/27/2003	8/11/2020	Hemofiltration Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions
23,148	EU*	4/1/2003	4/1/2013	Blood Treatment Machine And Parts Thereof
4,118,233	JP	1/7/2004	7/8/2022	Method And Apparatus For Leak Detection In A Fluid Line

*	EU industrial design registration

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

The following table lists all of the issued patents licensed by us under the license agreement that are fundamental to the manufacture and sale of the core products we sell to customers in the in-center market.

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

Manufacturing

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we manufacture our System One Cycler and some PureFlow SL hardware, and assemble, package and label our PureFlow SL disposables within our facility in Fresnillo, Mexico. We manufacture components used in our System One cartridge assembly, and assemble the System One disposable cartridge and some blood tubing sets, Medics and transducer protectors in our facility in Tijuana, Mexico. We manufacture our dialyzers in our Rosdorf, Germany facility. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets and some PureFlow SL hardware.

We have a molding facility in Modena, Italy, which molds components used in the products we manufacture ourselves in Tijuana, Mexico, as well as supplies the molded components for finished goods manufactured by Kawasumi Laboratories, Inc., or Kawasumi, as described below.

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

We have certain agreements that grant certain suppliers exclusive or semi-exclusive supply rights. We contract for the manufacture of the majority of our finished goods of ReadySet blood tubing sets and all our needles from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand. The current agreement with Kawasumi for the manufacture of blood tubing sets expires in January 2010. Under the terms of this agreement, we supply Kawasumi with molded component parts and Kawasumi in turn uses these components to manufacture finished goods blood tubing sets, which are then purchased by us. We have committed to purchase from Kawasumi a minimum quantity of blood tubing sets over the term of the agreement. We believe that this minimum purchase commitment is less than our anticipated requirements for blood tubing sets.

We also have an agreement with Kawasumi for the manufacture of needle sets. Virtually all of these needle sets rely on our patented guarded needle set technology. In February 2007, we agreed with Kawasumi to extend their needle set supply agreement through February 2011. We have committed to purchase from Kawasumi a minimum quantity of needle sets over the three-year extended term of the contract. We believe that this minimum purchase commitment is less than our anticipated requirements for needles.

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

We purchase bicarbonate-based premixed dialysate from B. Braun Medizintechnologie GmbH, or B. Braun, and our lactate-based premixed dialysate from Laboratorios PISA, or PISA. We have a supply agreement with B. Braun that obligates B. Braun to supply the dialysate to us through 2009 in exchange for a minimum purchase commitment, which we believe is less than our anticipated requirements. The contract may be terminated upon a material breach, generally following a 30-day cure period. Our supply agreement with PISA terminated at the end of 2008. We are currently purchasing products from PISA on a purchase order basis as we negotiate a new agreement with PISA.

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

We received our first clearance from the FDA for a predecessor model to the System One in January 2001 for hemofiltration and ultrafiltration. In July 2003, we received expanded clearance from the FDA for the System One for hemodialysis, hemofiltration and ultrafiltration. Then in June 2005, we received FDA clearance specifically allowing us to promote home hemodialysis using the System One. To date we have received a total of 25 product clearances from the FDA since our inception in December 1998 for our System One and related products. We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance before market launch.

We have received a total of 23 product clearances to market Medisystems products that support the in-center market. These clearances, the first of which was received in 1981, cover blood tubing sets used for hemodialysis, needle sets used in hemodialysis and apherisis, and other components such as intravenous administration sites, Medics and transducer protectors, used primarily for hemodialysis.

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

Clinical Trials.  A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for devices that involve significant risk, referred to as significant risk devices, require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the institutional review board, or IRB, overseeing the clinical trial. If FDA fails to respond to an IDE application within 30 days of receipt, the application is deemed approved, but IRB approval would still be required before a study could begin. Products that are not significant risk devices are deemed to be “non-

significant risk devices” under FDA regulations, and are subject to abbreviated IDE requirements, including informed consent, IRB approval of the proposed clinical trial and submission of certain reports to the IRB. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at each clinical study site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice, or GCP, requirements.

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

The System One cycler and related cartridges are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU under the Medical Device Directive. We have received four product licenses from Canada. We have obtained CE marking approval in the EU for our System One. However, we are not currently marketing the System One in the European Union.

Our blood tubing sets, AV fistula needles, apheresis needles, dialysis priming sets, transducer protectors, Reverso, and Medic are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU, under the Medical Device Directive. We maintain six Medical Device Licenses in Canada under the Medisystems brandname for these products. We have received CE marking in the EU for AV fistula needles, apheresis needles, Medic and its Reverso product. At this time none of our other products sold to customers in the in-center market have been approved for CE marking.

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

In addition to the Federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

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

Home and In-Center Care Markets

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

When Medicare is the primary payor for services furnished by dialysis clinics, it reimburses dialysis clinics for 80% of the composite rate, leaving the secondary insurance or the patient responsible for the remaining 20%. The Medicare composite rate is set by Congress and is intended to cover virtually all costs associated with each dialysis treatment, excluding physician services and certain separately billable drugs and laboratory services. There is some regional variation in the composite rate, but, the national average for the last three quarters of 2008 was $152 per treatment for independent clinics and $157 per treatment for hospital-based dialysis facilities. This was an increase from approximately $149 per treatment for independent clinics and $154 per treatment for hospital-based dialysis facilities in 2006, due to two recent changes in Medicare reimbursement. As a result of legislation enacted in 2003 and first implemented in 2005, the Centers for Medicare and Medicaid Services, or CMS, shifted a portion of Medicare reimbursement dollars for dialysis from separately billable drugs to the composite rate for dialysis services. This drug add-on to the composite rate is subject to an increase based on the estimated rate of growth of drugs and biologicals. For 2007, an additional 0.5% has been shifted from separately billable drugs to the composite rate. In addition, Congress passed an additional 1.6% increase to the composite rate for treatments received on or after April, 2007. For 2008, CMS again shifted an additional 0.5% from separately billable drugs to the composite rate such that the 2008 national average composite rate is about $153 per treatment for independent clinics and about $158 per treatment for hospital-based dialysis facilities. Depending upon patient case mix, reimbursement may be further improved, based on the case-mix adjustment to the composite rate implemented as a result of the 2003 legislation. Under the case-mix adjustment, Medicare now pays more for larger patients and those under the age of 65. This may be beneficial to our customers, as to date our patient population has tended to be younger and larger than the ESRD national average. CMS has announced that it will implement a new “bundled” payment for dialysis treatment in 2011 where Medicare reimbursement for billable drugs and other treatment costs will be rolled into one composite rate. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis.

CMS rules limit the number of hemodialysis treatments paid for by Medicare to three per week, unless there is medical justification provided by the patient’s physician, for the additional treatments. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis. A clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.

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

Employees

As of December 31, 2008, we had 1,260 full-time employees, 11 part-time employees and 16 seasonal or temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations.

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

Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the Medisystems Acquisition, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadens our product offerings, we expect that nearly all of our revenues will be derived from the sale of a limited number of key products primarily applicable to the dialysis business. We expect that in 2009 and in the foreseeable future, we will continue to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products acquired in the Medisystems Acquisition, including blood tubing sets and needles. To the extent that any of our primary products is not commercially successful or is withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could replace these revenues.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller, and may develop more slowly than we expect.

We believe our largest future product market opportunity is the home hemodialysis market. However this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2006, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Further, the number of nephrologists and dialysis clinics able or willing to prescribe home hemodialysis or establish and support home hemodialysis programs is also unknown. Many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most don’t have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies. We do not know whether the number of home-based dialysis patients will be greater or fewer than the number of patients performing peritoneal dialysis.

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

We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby approximately half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. Our agreement with DaVita signed in early 2007 departs from the rental model, which helps us to conserve cash flow. In that agreement, DaVita agreed to purchase all of its System One equipment then being rented from us and to buy a significant percentage of its future System One equipments needs. However, it is not clear whether we will be able to replicate this sales model with a significant number of other customers in the future. In addition to these cash requirements, at the beginning of 2009, we commenced paying down the principal in 2009 on the debt we borrowed under our credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including availability of credit, the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

If we sell additional equity or issue debt securities to fund future capital requirements, it will likely result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which would likely harm our business.

We have limited operating experience, a history of net losses and an accumulated deficit of $233.2 million at December 31, 2008. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.

Since inception, we have incurred losses every quarter and at December 31, 2008, we had an accumulated deficit of approximately $233.2 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, while we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will remain positive, continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.

Our PureFlow SL hardware, introduced into the market in July 2006, is intended to improve our profitability. PureFlow SL is an accessory module to the System One that allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is expected to be more favorable to NxStage than the gross margin on our bagged fluids and is an important part of our strategy to achieve profitability. Since its launch, PureFlow SL penetration has reached over 70% of all of our home patients. We continue to work to improve product reliability, and to introduce PureFlow SL product design enhancements that will reduce utilization of disposables and user experience. Any failure to further improve reliability and user experience, and to reduce the utilization of disposables, each of which is critical to achieving improved margins for PureFlow SL, would impair our ability to achieve profitability. Failure to further improve reliability will also negatively impact our distribution costs, which would adversely affect our ability to achieve profitability.

We have completed the transition of manufacturing of our Cycler and PureFlow SL equipment to Mexico and continue to transfer servicing to Mexico in order to take advantage of lower labor costs. Any failure or unforeseen difficulties in connection with these transitions or to maintain or improve product reliability in the process, would adversely affect our ability to achieve profitability.

We entered into a credit and security agreement in November 2007, and as of December 31, 2008, we had borrowed $30 million there under. We may not be able to borrow the full amount available under that credit facility, and we are obligated to repay principal on the amounts we have already borrowed under that credit facility in 2009 and beyond. Further, if we fail to comply with all terms and covenants under our credit agreement, we may go into default under the credit facility which could trigger, among other things, the acceleration of all of our indebtedness there under or the sale of our assets.

On November 21, 2007 we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, which was subsequently acquired by GE, for a term of 42 months. The credit and security agreement consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. In March 2009, the Company amended its credit and security agreement with GE. The amendment postponed principal payments under the term loan for three months, from April through June 2009, and modified certain covenants and the interest rate on the term loan and revolving credit facility. In connection with this amendment, we also granted our facility lenders a security interest in all of our intellectual property, increasing the collateral securing this facility to include nearly all of our assets. Borrowings under the term loan, as amended in March 2009, bear interest at a rate of 11.12% per annum. Interest on the term loan is paid on a monthly basis and principal payments of $9.1 million, $14.0 million and $6.9 million are due in 2009, 2010 and 2011, respectively. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. Our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter.

The credit and security agreement, as amended, includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum adjusted consolidated EBITDA targets and maintain certain minimum liquidity, including revolving loan availability, unrestricted cash, cash reserved for compliance with this covenant and cash equivalents, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries’ ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents, and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.

We compete against other dialysis equipment manufacturers with much greater financial resources and established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.

Our product lines compete directly against products produced by Fresenius Medical Care AG, Baxter Healthcare, Gambro AB, B. Braun and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, had been subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.

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

Our System One products still have limited product and brand recognition and have only been used at a limited number of dialysis clinics and hospitals. In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of the System One for a number of reasons including:

•	the failure by us to demonstrate to patients, operators of dialysis clinics, nephrologists, dialysis nurses and others that our product is equivalent or superior to existing therapy options, or that the cost or risk associated with use of our product is not greater than available alternatives;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with dialysis clinics;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients and their caregivers, such as the recently adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors, including Medicare and any negative impact of the “bundle” payment method to be introduced by CMS in 2011.

In addition, the future growth of our business depends, to a lesser degree, upon the successful launch and market acceptance of our latest generation blood tubing set product, Streamline. Streamline is designed to be a high-quality, high-performance blood tubing set that is expected to yield valuable savings and improved patient outcomes for those clinics that adopt it for use. Market penetration of this product is quite limited to date, and it is not possible to predict whether and to what extent current and future customers will elect to use this product instead of more established or competitive blood tubing sets. If we are unable to convert customers to the Streamline product and receive more widespread commercial acceptance of this product, our ability to achieve our growth objectives could be impaired.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materiality and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty has led to reductions in capital investments, overall spending levels and future product plans and sales projections. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the current market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, revenues in the in-center market could be impacted as distributors look to better manage inventory levels. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell equipment in the critical care market or delay equipment placements. Hospitals facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows.

Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home products, and adverse changes to reimbursement would likely negatively affect the adoption or continued sale of our home products.

Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Presently, we understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge to them. In 2011, CMS has announced that it will implement a new “bundled” payment for dialysis treatment. It is not possible at this time to determine what impact this will have, if any, on the adoption of home and/or daily hemodialysis.

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

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Fresenius controls approximately 30% of the U.S. dialysis clinics and is the largest worldwide manufacturer of dialysis systems. DaVita controls approximately 30% of the U.S. dialysis clinics, and has entered into a preferred supplier agreement with Gambro that expires in 2015 pursuant to which Gambro will provide a significant majority of certain of DaVita’s dialysis supplies through 2015. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors.

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

As of December 31, 2008, approximately 50% of our home hemodialysis patients in the home market received treatment through clinics owned by DaVita. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita and we cannot be certain whether DaVita will continue to purchase and/or rent the System One from us in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues in the year ended December 31, 2008, and direct sales to DaVita accounted for approximately 35% of our System One segment revenues in the year ended December 31, 2008. Our contract for blood tubing sets and needles with DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. DaVita’s commitment to purchase blood tubing sets was originally set to expire in September 2008. However, in September 2008, prior to the expiration of the contract, we signed an amendment to the DaVita agreement which extended the term with respect to blood tubing sets for one year through September 2009. We cannot guarantee we will be able to negotiate a new contract with DaVita or an additional extension of the existing agreement on favorable terms, if at all, or the extent to which DaVita will purchase our products. DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond September 2009. NxStage’s national service provider agreement with DaVita does not impose minimum purchase requirements, and expires as early as the end of 2009. The partial or complete loss of DaVita as a customer for either of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.

If kidney transplantation becomes a viable treatment option for more patients with ESRD, or if medical or other solutions for renal replacement become viable, the market for our products may be limited.

While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most-patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to the most recent USRDS data, in 2004, approximately 17,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement may also limit the market for our products.

If we are unable to convince additional hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we will not be successful in increasing our market share in the critical care market.

We sell the System One for use in the treatment of acute kidney failure and fluid overload associated with, among other conditions, congestive heart failure. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU specific systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the Critical Care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options. One of our competitors in the critical care market, Gambro AB, had been subject to an

FDA import hold that was lifted in late 2007. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.

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

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht,. To the extent we fail to control our exchange rate risk, our profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations and local regulations that may restrict or impair our ability to conduct our operations.

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

Our In-Center segment relies heavily upon third-party distributors.

We sell the majority of our In-Center products through three distributors, which collectively accounted for substantially all of In-Center revenues for the year ended December 31, 2008, with our primary distributor, Henry Schein, accounting for approximately 80% of In-Center revenues for the year ended December 31, 2008. Our distribution agreement with Henry Schein expires in July 2009. The contracts with the other two distributors of our In-Center products are scheduled to expire in July 2011 and July 2009. We cannot be certain that these agreements will be renewed or extended beyond their term on favorable terms, if at all. Our relationship with Henry Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because our current sales force has limited experience selling blood tubing sets or needles.

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

The activities of our business involve the import of finished goods into the United States from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Germany, Mexico and Thailand. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties changes, we could be subject to significant fines, liabilities or other adverse consequences.

We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from China, Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.

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

We recently sold an aggregate of 9,555,556 shares of our common stock and warrants to purchase an additional 1,911,111 shares of our common stock in a private placement. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which we did on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective and the investors are unable to sell their shares.

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

We depend on a number of single-source suppliers for some of the raw materials and components we use in its products. We also obtain sterilization services from a single supplier. Presently, B. Braun is our only supplier of bicarbonate-based dialysate used with the System One; Membrana GmbH is our only supplier of the fiber used in our filters; PISA is our sole supplier of lactate-based dialysate, and Kawasumi is our only supplier of needles. We also obtain certain other components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.

Our prior agreement with PISA expired late in 2008. We are currently negotiating a new agreement with PISA. We can not be certain that this agreement will be entered into on favorable terms that we would be able to obtain lactate based bagged premixed dialysate from another third party supplier on favorable terms, if at all, that we would be able to meet our customer demand for bagged premixed dialysate, either through a third party or by manufacturing bagged premixed dialysate ourselves, or some combination thereof, the failure of any of which would likely impair our business.

Finding alternative sources for these components and subassemblies would be difficult in many cases and may entail a significant amount of time and disruption. In the case of Membrana, for fiber, we are contractually prevented from obtaining an alternative source of supply for our System One products. In the case of other suppliers, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our System One or other products and, potentially, further FDA clearance or approval of any modification, thereby causing further costs and delays.

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

Our wholly-owned subsidiary in Italy has a national labor contract with Contratto collettivo nazionale di lavoro per gli addetti all’industria della gomma cavi elettrici ed affini e all’industria delle materie plastiche, and our wholly-owned subsidiary in Mexico has entered into a collective bargaining agreement with a Union named Mexico Moderno de Trabajadores de la Baja California C.R.O.C. We have not to date experienced strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or in Italy, anti-union behavior, however we cannot guarantee that we will not be subject to such activity in the future. Any such activity would likely cause production delays, and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer. Additionally, some of our key single source suppliers have labor agreements. We cannot guarantee that we will not have future disruptions, which could adversely affect our reputation and cause our business and operating results to suffer.

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

We continue to develop new products and make improvements to existing products. We have also relocated the manufacture of certain of our products to Mexico. As such, we and certain of our third party manufacturers, have limited manufacturing experience with certain of our products, including key products such as the PureFlow SL, related disposables and our Streamline. We are, therefore, more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.

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

As of December 31, 2008, we had 43 pending patent applications, including foreign, international and U.S. applications, and 37 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license approximately 38 pending patent applications, including foreign, international and U.S. applications, and approximately 83 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	timing of market launch and/or market acceptance of our products;

•	timing of achieving profitability and positive cash flow from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,548,585 shares of common stock outstanding as of December 31, 2008. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 465,486 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

At December 31, 2008, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.

As of December 31, 2008, 7,013,406 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of December 31, 2008, 5,437,097 shares were subject to outstanding options, of which 2,737,861 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following is a list of names, ages and background of our executive officers as of December 31, 2008:

Name	Age	Position

Jeffrey H. Burbank	46	President, Chief Executive Officer
Robert S. Brown	50	Senior Vice President, Chief Financial Officer and Treasurer
Tom Shea	46	Senior Vice President of Manufacturing Operations
Winifred L. Swan	44	Senior Vice President, General Counsel and Secretary
Joseph E. Turk, Jr.	41	Senior Vice President, Commercial Operations
Michael J. Webb	42	Senior Vice President of Quality, Regulatory and Clinical Affairs

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

Tom Shea has been our Senior Vice President of Manufacturing Operations since March 2008. Prior to joining NxStage, he held several leadership positions at Jabil Incorporated, a $12 billion Tier I contract manufacturer. Most recently, Tom served as Jabil’s Global Business Unit Manager, supporting clients in the aerospace, defense and telecommunications industries. In this capacity, he developed and implemented global operations, logistics and pricing strategies for his sector. He previously served as Operations Manager at Jabil where he had full plant profit and loss responsibility for their Massachusetts facility. Mr. Shea earned his M.B.A. at The University of Massachusetts and his B.S. in Production and Operations Management at Bryant University.

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

	High	Low

2008
First Quarter	$14.97	$3.70
Second Quarter	$6.74	$3.84
Third Quarter	$4.57	$3.10
Fourth Quarter	$5.01	$2.10
2007
First Quarter	$14.16	$8.04
Second Quarter	$14.28	$11.53
Third Quarter	$14.92	$12.00
Fourth Quarter	$15.35	$11.89

Holders

On March 3, 2009, the last reported sale price of our common stock was $2.55 per share. As of March 3, 2009, there were approximately 74 holders of record of our common stock and approximately 3,400 beneficial holders of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future. Our credit and security agreement with GE restricts our ability to pay dividends.

Issuer Purchases of Equity Securities

We made no repurchases of our equity securities during the fourth quarter ended December 31, 2008.

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

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from the first day that our common stock was publicly traded, October 27, 2005, through December 31, 2008 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies), which we refer to as the Nasdaq Composite Index, and (ii) the Nasdaq Medical Equipment Index. This graph assumes the investment of $100 on October 27, 2005 in our common stock, the Nasdaq Composite Index and the Nasdaq Medical Equipment Index and assumes all dividends are reinvested. Measurement points are the last trading days of the years ended December 31, 2008 and 2007, the quarters ended March 31, 2008 and 2007, June 30, 2008 and 2007 and September 30, 2008 and 2007.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among NxStage Medical, Inc, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

* $100 invested on 10/27/05 in stock or 9/30/05 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and balance sheet data as of December 31, 2008 and 2007 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2005 and 2004 and balance sheet data as of December 31, 2006, 2005 and 2004 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$128,763	$59,964	$20,812	$5,994	$1,885
Cost of revenues	108,387	65,967	26,121	9,585	3,439

Gross profit (deficit)	20,376	(6,003)	(5,309)	(3,591)	(1,554)

Operating expenses:
Selling and marketing	27,965	21,589	14,356	7,550	3,334
Research and development	8,890	6,335	6,431	6,305	5,970
Distribution	14,267	13,111	7,093	2,059	495
General and administrative	19,239	13,046	8,703	4,855	3,604

Total operating expenses	70,361	54,081	36,583	20,769	13,403

Loss from operations	(49,985)	(60,084)	(41,892)	(24,360)	(14,957)
Other income (expense), net	(852)	1,750	2,262	(120)	115

Net loss before taxes	(50,837)	(58,334)	(39,630)	(24,480)	(14,842)
Provision for income taxes	374	62	—	—	—

Net loss	$(51,211)	$(58,396)	$(39,630)	$(24,480)	$(14,842)

Net loss per share, basic and diluted	$(1.23)	$(1.86)	$(1.60)	$(4.31)	$(5.81)

Weighted-average shares outstanding, basic and diluted	41,803	31,426	24,817	5,681	2,556

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents, short-term investments and marketable securities	$26,642	$34,345	$61,802	$61,223	$18,134
Working capital	34,362	40,655	64,716	62,100	19,205
Total assets	212,066	210,386	101,725	76,575	25,455
Long-term liabilities	52,580	46,134	5,495	2,106	3,006
Redeemable convertible preferred stock	—	—	—	—	75,946
Accumulated deficit	(233,247)	(182,036)	(123,640)	(84,011)	(59,496)
Total stockholders’ equity (deficit)(1)(2)(3)(4)(5)	122,447	129,717	83,409	67,354	(57,400)

(1)	In May 2008, we issued and sold approximately 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of our common stock. In August 2008, we issued and sold an additional 4.0 million share of common stock and warrants to purchase 0.8 million shares of our common stock. The aggregate net proceeds of both sales was $42.3 million.

(2)	On October 1, 2007, we issued 6.5 million shares of common stock at $12.50 per share in connection with the Medisystems Acquisition.

(3)	On February 7, 2007, we issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for net proceeds of $19.9 million.

(4)	We closed our follow-on public offering on June 14, 2006, which resulted in the issuance of 6.3 million shares of common stock at $8.75 per share. Net proceeds from the offering were approximately $51.3 million.

(5)	We closed our initial public offering on November 1, 2005, which resulted in the issuance of 6.3 million shares of common stock at $10.00 per share. Net proceeds from the offering were approximately $56.5 million. All shares of all series of our outstanding preferred stock were converted into common stock upon the closing of our initial public offering and resulted in the issuance of 12.1 million shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as hospital and clinic-based dialysis. Following our acquisition of Medisystems Corporation and certain of its affiliated entities, we also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD, which we refer to as the in-center market. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD, which we previously referred to as the chronic market.

We report the results of our operations in two segments: the System One segment and the In-Center segment. The business we acquired in connection with our Medisystems Acquisition constitutes the operations of the In-Center segment. This acquisition was not completed until October 1, 2007, and therefore, we did not realize In-Center segment revenues until the fourth quarter of 2007.

We distribute our products in three markets: the home, critical care and in-center. In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. We define the home market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets primarily used for in-center dialysis treatments.

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

Our business expanded significantly in late 2007 in connection with the acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis. The In-Center segment is significantly more mature than our System One segment. Our MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set and the Streamline Airless Blood Tubing sets. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis clinics. This product is early in its market launch and adoption has been limited to date. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.

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

Since inception, we have incurred losses every quarter and at December 31, 2008, we had an accumulated deficit of approximately $233.2 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.

We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future based on our projections. On March 16, 2009, we amended certain terms under our current credit and security with GE. We believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions, of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

Statement of Operations Components

Revenues

In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. In the critical care market, we sell the System One and related disposables to hospital customers. In the home market, customers rent or purchase the System One equipment, including cycler and PureFlow SL, and then purchase the related disposable products based on a specific patient prescription. In the In-Center segment, the majority of revenues are derived from supply and distribution contracts with distributors.

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

In early 2007, we entered into long-term home market contracts for the System One with three larger dialysis chains, including DaVita, which was our largest customer in 2007. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the home market, we expect, at least in the near term, that the majority of dialysis providers will choose to rent rather than purchase the System One. As of December 31, 2008, we had deferred approximately $29.6 million of revenues related to the sale of equipment in the home market.

Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. We expect, at least in the near term, as hospitals face increased pressure to reduce capital spending, more of our sales will include the rental rather than the sale of our System One hardware than we have experienced in the past. As our business matures, we are starting to derive a small amount of revenue from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. Similar to our home business, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service contracts.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein our primary distributor, represented approximately 80% of our In-Center segment revenues during both 2008 and 2007, as measured from October 1, 2007. Revenues from our two other significant distributors over the same periods were approximately 20% and 10%, respectively, of our In-Center segment revenues. Sales to DaVita, through Henry Schein, represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements with us, one for needles and one for blood tubing sets. DaVita’s purchase obligations with respect to needles expire in January 2013. Its purchase obligations with respect to blood tubing sets expire in September 2009.

Our distribution contracts for our In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Future demand for our products is expected to remain strong in the long-term as chronic dialysis is a life-sustaining, non-elective therapy. However, we expect demand in the short-term will be susceptible to some variations as distributors look to better manage inventory levels. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns.

Our agreement with Henry Schein, our primary distributor for the In-Center segment, will expire in July 2009 and our agreements with the other primary two distributors for the In-Center segment are scheduled to expire in July 2011 and July 2009, respectively. We and Henry Schein have provided notice of intent to renew the agreement and we are currently in discussions with Henry Schein to extend or renew the agreement. However, we have no assurance that we will be able to negotiate an extension of any of these agreements.

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

We expect the cost of revenues as a percentage of revenues to decline over time for four general reasons. First, we expect to introduce additional process and product design changes that have inherently lower cost than our current products. Second, although substantially complete, we plan to continue the transition of some service capabilities pertaining to certain products, including the System One cycler and PureFlow SL, to lower labor cost markets. Third, we expect to continue to improve product reliability, which would reduce service costs. Finally, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. We cannot, however, guarantee that our expectations will be achieved with respect to our cost reduction plans.

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

Distribution.  Distribution expenses include the freight cost of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreements with our customers, salary, benefits and stock-based compensation for distribution personnel and the cost of any equipment lost or damaged in the distribution process. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products under warranty from customers back to our service center for repair and the related expense of shipping a replacement product to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.

General and Administrative.  General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services, and general expenses to operate the business, including insurance and other corporate-related expenses. Rent, utilities and depreciation expense are allocated to operating expenses based on personnel and square foot usage. We expect that general and administrative expenses will continue to increase in the near term as we add additional administrative support for our business.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of revenues. This information has been derived from our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from the results of operations for any period.

	Years Ended December 31,
	2008	2007	2006

Revenues	100%	100%	100%
Cost of revenues	84%	110%	126%

Gross profit (deficit)	16%	(10)%	(26)%

Operating expenses:
Selling and marketing	22%	36%	69%
Research and development	7%	11%	31%
Distribution	11%	22%	34%
General and administrative	15%	22%	42%

Total operating expenses	55%	91%	176%

Loss from operations	(39)%	(101)%	(202)%

Other income (expense):
Interest income	0%	5%	16%
Interest expense	(3)%	(2)%	(5)%
Change in fair value of financial instruments	2%	0%	0%

	(1)%	3%	11%

Provision for income taxes	0%	0%	0%

Net loss	(40)%	(98)%	(191)%

Comparison of Years Ended December 31, 2008 and 2007 (in thousands, except percentages)

Revenues

Our revenues for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2008		2007		2006

System One segment
Home	$48,319	38%	$29,835	50%	$12,732	61%
Critical Care	18,554	14%	14,401	24%	8,080	39%

Total System One segment	66,873	52%	44,236	74%	20,812	100%
In-Center segment	61,890	48%	15,728	26%	—	0%

Total	$128,763		$59,964		$20,812

The increase in revenues was attributable to the addition of the In-Center segment as a result of the Medisystems Acquisition and increased sales and rentals of the System One and related disposables in both the critical care and home markets, primarily as a result of increased patient count as we continue to penetrate the marketplace.

In the home market, revenue increased $18.5 million, or 62%, in 2008 compared to 2007 as a result of an increase in the number of patients using and centers offering the System One. Critical care market revenue increased $4.2 million, or 29%, in 2008 compared to 2007 as a result of an increase in hospitals purchasing and using the System One.

Revenue in the In-Center segment was $61.9 million for the twelve months ended December 31, 2008 and $15.7 million for the three months ended December 31, 2007. We completed the Medisystems Acquisition on October 1, 2007 and do not have comparable results for the In-Center segment for the twelve months ended December 31, 2007.

Cost of Revenues and Gross Profit (Deficit)

Our cost of revenues for 2008 and 2007 were as follows (in thousands, except percentages):

	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase

System One segment	$52,909	$42,194	$10,715	25%
In-Center segment	46,535	12,359	34,176	277%
Unallocated	8,943	11,414	(2,471)	(22)%

Total Cost of revenue	$108,387	$65,967	$42,420	64%

The increase in cost of revenues was attributable primarily to increased sales volume in the home and critical care markets and the addition of the In-Center segment as a result of the Medisystems acquisition. Gross margin increased to 16% in 2008 compared to a deficit of 10% in 2007. The improvement in gross margin is a result of the Medisystems Acquisition, manufacturing cost improvements to the System One equipment and disposables and the leveraging of our manufacturing overhead. Additionally, we incurred a one time charge of $2.0 million relating to a voluntary recall of our chronic cartridges during 2007. We expect cost of revenue will continue to decrease as a percentage of revenue as we continue to introduce manufacturing cost improvements, improve product reliability and leverage manufacturing overhead.

Selling and Marketing

Our selling and marketing expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase

System One segment	$24,373	$20,797	$3,576	17%
In-Center segment	3,592	792	2,800	354%

Total Selling and marketing	$27,965	$21,589	$6,376	30%

The increase in selling and marketing expense was primarily the result of the increase in salary, benefits, payroll taxes and stock- based compensation for the additional selling and marketing personnel and the addition of the In-Center segment as a result of the Medisystems acquisition. Total headcount related expenses increased $5.0 million in 2008 compared to 2007. In addition, travel expense and consulting increased $1.4 million in 2008 compared to 2007. We anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue in both segments as we broaden our marketing initiatives to increase public awareness of the System One in the home market, and to a lesser degree in the critical care market, and our other products, particularly Streamline, in the in-center market.

Research and Development

Our research and development expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase

Research and development	$8,890	$6,335	$2,555	40%

The increase in research and development expense was primarily the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for research and development personnel from 2007 to 2008 and increased clinical trials expenses. Total headcount related expenses increased $2.1 million in 2008 compared to 2007. We expect research and development expenses will increase in absolute dollars but decrease as a percentage of sales in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our IDE nocturnal trial and FREEDOM study.

Distribution

Our distribution expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase

System One segment	$12,581	$12,909	$(328)	(3)%
In-Center segment	1,686	202	1,484	735%

Total Distribution	$14,267	$13,111	$1,156	9%

Distribution expense was 11% of revenue in 2008 compared to 22% in 2007. The decreased cost of distribution as a percentage of revenue was due to lower cost of distribution for the In-Center segment as well as improved shipping rates resulting from our efforts to successfully negotiate better shipping terms, better product reliability resulting in fewer expedited shipments and reduction in cost of shipping bagged fluids as we convert more patients to our PureFlow SL products. We expect that distribution expenses as a percentage of sales will continue to decrease due to further distribution efficiencies gained from increased business volume and density of customers within geographic areas, the reduction of higher cost monthly deliveries associated with bagged fluid due to the lower monthly volumes of disposables on our PureFlow SL module and improved product reliability.

General and Administrative

Our general and administrative expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Increase	Increase

General and administrative	$19,239	$13,046	$6,193	47%

The increase in general and administrative expenses in 2008 compared to 2007 was primarily due to $2.8 million of amortization of intangible assets acquired in the Medisystems Acquisition and an increase in headcount and associated infrastructure costs of $2.8 million and professional services including legal, tax and audit fees of $0.5 million.

General and administrative expenses as a percentage of revenue decreased to 15% in 2008 compared to 22% in 2007. The decrease was due to our continued initiative to leverage our overhead structure.

Other Income and Expense

Interest income decreased $2.4 million, or 83%, in 2008 compared to 2007 due to decreased cash and investments which were used to fund operations and lower interest rates on investments. Interest income is derived primarily from investments in money market funds.

Interest expense increased $2.8 million, or 251%, in 2008 compared to 2007 due to an increase in outstanding borrowings. Interest expense is derived primarily from borrowings under our credit and security agreement with GE that we entered into in November 2007.

The change in fair value of the warrants issued on May 22, 2008 and August 1, 2008 in connection with the private placement resulted in the recognition of a $3.2 million gain and the change in fair value of the obligation entered into on May 22, 2008 in connection with the second tranche resulted in the recognition of a $0.7 million loss during 2008. The obligation relating to the second tranche was settled on August 1, 2008 and the fair value on settlement of $0.6 million was recorded in equity. The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. As a result, beginning January 1, 2009, the warrants will be classified in equity and will no longer result in the recognition of changes in fair value in earnings.

Provision for Foreign Income Taxes

The provision for income taxes of $0.4 million in 2008 and $0.1 million in 2007 relates to the profitable operations of certain of our foreign entities acquired in the Medisystems Acquisition on October 1, 2007.

Comparison of Years Ended December 31, 2007 and 2006 (in thousands, except percentages)

Revenues

Our revenues for 2007 and 2006 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase

Revenues	$59,964	$20,812	$39,152	188%

The increase in revenues was attributable to increased sales and rentals of the System One and related disposables of $23.4 million in both the critical care and home markets, primarily as a result of increased sales and marketing efforts as we continue to commercialize the System One, and $15.7 million of In-Center segment sales following the closing of our Medisystems Acquisition on October 1, 2007. Revenues in the home market increased to $29.8 million for 2007 compared to $12.7 million in 2006, an increase of 134%, while revenues in the critical care market increased 78% to $14.4 million in 2007, compared to $8.1 million in 2006. Revenues in the In-Center segment represented $15.7 million for the three months ended December 31, 2007. We do not have comparable results for 2006 because we completed the Medisystems Acquisition on October 1, 2007.

Cost of Revenues and Gross Profit (Deficit)

Our cost of revenues and gross deficit for 2007 and 2006 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase

Cost of revenues	$65,967	$26,121	$39,846	153%

Gross deficit	$(6,003)	$(5,309)	$(694)	13%

Gross deficit percentage	(10.0)%	(25.5)%

The increase in cost of revenues was attributable primarily to our increased revenues from the home and critical care markets, the cost of sales associated with the Medisystems Acquisition, a charge of $2.0 million associated with our home cartridge recall in August 2007, and $1.6 million for the write-up of Medisystems inventory to fair value less a reasonable profit on remaining efforts to sell. The increase in product cost of approximately $39.8 million from 2006 to 2007 was due primarily to the Medisystems Acquisition and the increase in revenues in the System One segment. In addition, cost of revenues increased during the twelve months ended December 31, 2007 as compared to the same period in 2006 due to a larger employee base that resulted in additional salaries, health benefits and payroll taxes of $2.8 million, increased inbound freight costs of $2.0 million to support our higher production volume, increased service costs of $1.3 million, and the unfavorable impact of the declining dollar $0.4 million. We continue to see incremental improvement in our direct product costs; however, this is currently being partially offset somewhat by an increase in disposable usage per patient and overhead costs due to product reliability issues. We expect that over time as our reliability improves and as we implement further design enhancements, the disposables per patient and overhead support costs will decline.

Selling and Marketing

Our selling and marketing expenses for 2007 and 2006 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2007	2006	Increase	Increase

Selling and marketing	$21,589	$14,356	$7,233	50%

Selling and marketing as a percentage of revenues	36%	69%

The primary increase in selling and marketing expense was the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for selling and marketing personnel from 2006 to 2007. Total compensation and associated travel costs increased by $6.3 million. Professional service fees for our scientific advisory board, process improvements, and reimbursement efforts increased by $0.5 million. We anticipate that selling and marketing expenses will continue to increase in absolute dollars as we broaden our marketing initiatives to increase public awareness of the System One in the home market and our other products, particularly Streamline in the In-Center segment, and as we add additional sales support personnel.

Research and Development

Our research and development expenses for 2007 and 2006 were as follows (in thousands, except percentages):

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

The increase in distribution expenses for the twelve months ended December 31, 2007 compared to the same period in 2006 was due primarily to an increased volume of shipments of disposable products to a growing number of patients in the home market, the delivery of additional product, on an expedited basis due to reliability issues, the delivery of product on an expedited basis due to periodic inventory shortages, and the increased equipment deliveries for the PureFlow SL module. We expect that distribution expenses will increase at a lower rate than revenues due to expected shipping efficiencies gained from increased business volume and density of customers within geographic areas, the reduction of higher cost monthly deliveries associated with bagged fluid due to the lower monthly volumes of disposables on our PureFlow SL module and improved product reliability.

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

For the year ended December 31, 2007, interest expense increased by $0.1 million over the comparable period ending December 31, 2006 due to our credit and security agreement with GE. We expect interest expense will increase due to the new credit facility we entered into in November 2007.

Provision for Income Taxes

The provision for foreign income taxes of $0.1 million relates to our operations of the foreign entities we acquired in the Medisystems Acquisition on October 1, 2007. We expect the expense will increase in 2008 as we will own these foreign entities for a full year.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2008, our accumulated deficit was $233.2 million and we had cash and cash equivalents of approximately $26.6 million.

On May 22, 2008, we entered into a $43 million private placement agreement to sell an aggregate of 9.6 million shares of our common stock at a price of $4.50 per share and warrants to purchase 1.9 million shares of our common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of our common stock, was sold on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. The second tranche, consisting of 4.0 million shares and warrants to purchase 0.8 million shares of common stock, was sold on August 1, 2008 for aggregate gross proceeds of $18 million to existing NxStage institutional investors. The proceeds from both tranches of the financing, net of transaction costs were approximately $42.3 million.

The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. The warrants have a term of 5 years and expire on May 28, 2013 and August 1, 2013 for the first and second tranche respectively. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.

On November 21, 2007 we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, which was subsequently acquired by GE, for a term of 42 months. The credit facility consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. On March 16, 2009, we amended our credit and security agreement with GE. The amendment postponed principal payments under the term loan for three months, from April through June 2009, and modified certain covenants and the interest rate on the term loan and revolving credit facility. In connection with this amendment, we also granted our facility lenders a security interest in all of our intellectual property, increasing the collateral securing this facility to include nearly all of our assets. Borrowings under the term loan, as amended in March 2009, bear interest at a rate of 11.12% per annum. Interest on the term loan is paid on a monthly basis and principal payments of $9.1 million, $14.0 million and $6.9 million are due in 2009, 2010 and 2011, respectively. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. Our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter.

The credit and security agreement, as amended, includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum adjusted consolidated EBITDA targets and maintain certain minimum liquidity, including revolving loan availability, unrestricted cash, cash reserved for compliance with this covenant and cash equivalents, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries’ ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents, and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business. We are in compliance with all debt covenants as of December 31, 2008.

On February 7, 2007, we entered into a National Service Provider Agreement with DaVita, our largest customer. Pursuant to the terms of the agreement, we granted to DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita committed to purchase all of its existing System One equipment then being rented from NxStage (for a purchase price of approximately $5 million) and to buy a significant percentage of its future System One equipment needs. In connection with the National Service Provider Agreement, on February 7, 2007, we issued and sold to DaVita 2.0 million shares of our common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $20.0 million. DaVita has since sold those shares.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.4 million as other long-term liabilities at December 31, 2008 for costs associated with these plans. The expense record in connection with these plans was not significant during 2008 or 2007.

On June 14, 2006, we closed a follow-on public offering in which we received net proceeds, after deducting underwriting discounts, commissions and expenses, of approximately $51.3 million from the sale and issuance of 6.3 million shares of common stock.

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

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net cash used in operating activities	$(53,222)	$(59,629)	$(53,913)
Net cash (used in) provided by investing activities	(457)	2,539	(14,308)
Net cash provided by financing activities	47,575	40,204	56,778
Foreign exchange effect on cash and cash equivalents	(499)	172	179

Net cash flow	$(6,603)	$(16,714)	$(11,264)

Net Cash Used in Operating Activities.  For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production and placements of the System One and PureFlow SL hardware, offset by increases in deferred revenue related to equipment sales in the home market. Non-cash transfers from inventory to field equipment for the placement of rental units with our customers represented $22.8 million, $32.3 million and $18.6 million, respectively, during the years ended December 31, 2008, 2007 and 2006.

Net Cash Provided by (Used) in Investing Activities.  For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Net maturities of short-term investments were $1.1 million in 2008 and $10.7 million in 2007. This activity varies from period to period based upon our cash requirements and investments. During 2007 net cash provided by investing activities included $2.7 million of cash, net of acquisition costs, acquired from Medisystems at the close of the transaction on October 1, 2007.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during 2008 included $5.0 million of additional borrowings under our credit and security agreement with GE and $42.3 million net proceeds from the sale of 9.6 million shares of our common stock and warrants to purchase 1.9 million shares of our common stock. Net cash provided by financing activities during 2007 included $19.9 million of net proceeds received from the sale to DaVita of our common stock, $2.7 million of proceeds from the exercise of stock options and warrants and net borrowings of $17.6 million. Net cash provided by financing activities during 2006 included $51.3 million of net proceeds received from the follow-on public offering that closed in June 2006, $1.5 million of proceeds from the exercise of stock options and warrants and net borrowings of $4.0 million.

We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. On March 16, 2009, we amended certain terms under our current credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements beyond 2009 provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

The following table summarizes our contractual commitments as of December 31, 2008 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Debt obligations(1)	$31,064	$9,110	$21,954	$—	$—
Operating leases	5,642	1,741	3,340	561	—
Purchase obligations(2)	44,489	26,199	10,365	3,170	4,755

Total	$81,195	$37,050	$35,659	$3,731	$4,755

(1)	Includes repayment of 3% maturity premium on term loan of $900,000.

(2)	Purchase obligations include purchase commitments for System One components, primarily for equipment, blood tubing sets, needles, and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at the Company’s option.

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

Revenue Recognition

We recognize revenues from product sales and services when earned in accordance with Staff Accounting Bulletin No. 104 or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force Issue, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.

System One Segment

Prior to 2007, we derived revenue in the home market from short-term rental arrangements with our customers as our principal business model. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed amount per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms. Rental arrangements continue to represent approximately half of the arrangements we have with our customers in the home market. Equipment utilized under the rental arrangements is referred to as Field Equipment.

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

We entered into a national service provider agreement and a stock purchase agreement with DaVita on February 7, 2007. Pursuant to EITF 00-21, we consider these agreements a single arrangement. In connection with the stock purchase agreement, DaVita purchased 2.0 million shares of our common stock for $10.00 per share, which represented a premium of $1.50 per share, or $3.0 million over the current market price on that date. We have recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with our equipment service obligation to DaVita. We recognized revenue of $0.4 million in both 2008 and 2007 associated with the amortization of the $3.0 million premium.

In the critical care market, sales are structured as direct product sales or as disposables-based programs in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. We recognize revenues at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids allowing us to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenues under these arrangements are recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of our critical care revenues were derived from supply contracts and direct product sales.

Our contracts provide for training, technical support and warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.

In-Center Segment

In the In-Center segment, nearly all sales are structured through supply and distribution contracts with distributors. Our distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns.

We recognize rebates to customers in the In-Center segment in accordance with EITF 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are our best estimate of the amount of probable future rebates on current sales.

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

Field Equipment

Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” cyclers. Service pool cyclers are cyclers owned and maintained by us that are swapped for cyclers that need repairs or maintenance by us while being rented or owned by a patient. We continually monitor the number of cyclers in the service pool, as well as cyclers that are in-transit or otherwise not being used by a patient, and assess whether there are any indicators of impairment for such equipment.

We capitalize field equipment at cost and amortize field equipment through cost of revenues using the straight-line method over an estimated useful life of five years. We review the estimated useful life of five years periodically for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment, the frequency and scope of service returns and the impact of planned design improvements. We also review field equipment carrying value for reasonableness. We consider factors such as actual equipment disposals and our ability to verify the equipment’s existence in the field to identify lost equipment. Charges for lost equipment are included in distribution expenses.

Accounting for Stock-Based Awards

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally equals the vesting period, net of forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options and the quoted market price of our common stock at the time of grant to estimate the fair value of our restricted stock units. We have used the following assumptions in the Black-Scholes option-pricing model to estimate the fair value of equity-based compensation awards:

Expected Term — the expected term has been determined using the simplified method, as defined in Staff Accounting Bulletin No. 107, for estimating expected option life of “plain-vanilla” options. Unless otherwise determined by the Board or the Compensation Committee, stock options granted under the 2005 Stock Incentive Plan have a contractual term of seven years, resulting in an expected term of 4.75 years calculated under the simplified method.

Risk-Free Interest Rate — the risk-free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term.

Volatility — our volatility assumption is based on a combination of the stock volatility experienced by similar companies in the medical device and technology industries and the historical volatility of our publically traded stock over a period of time that approximates the expected term of the options.

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

Intangibles and Other Long-Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, periodically we assess whether our long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if we determine that the carrying value of our reporting unit, including goodwill, exceeds the reporting unit’s fair value. When testing goodwill for impairment we primarily look to the fair value of the System One segment. We estimate reporting unit fair value using a discounted cash flow approach which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units.

Accounting for Income Taxes

We account for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the liability method specified by SFAS 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates.

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of December 31, 2008 and 2007 to reflect these uncertainties.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements.

The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

Related-Party Transactions

On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. We refer to our acquisition of the MDS Entities as the Medisystems Acquisition. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated with no resulting gain or loss recognized. In consideration for the Medisystems Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding common stock increased to approximately 20%. In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 0.5 million of the Acquisition Shares remain in escrow to cover potential indemnification claims we may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of ours, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. We refer to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the Consulting Agreement.

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

Under the Consulting Agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed not to compete with NxStage during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us during the term of the agreement. The Consulting Agreement further provides that (1) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (2) we grant Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year during the term of the agreement, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. We paid Mr. Utterberg and DSU $0.2 million and $0.1 million in fees during 2008 and 2007, respectively, for consulting services under this agreement.

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

On May 22, 2008, the Company entered into Securities Purchase Agreement relating to a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consist of unaffiliated accredited institutional investors and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008

Consistent with the requirements of our Audit Committee Charter, these transactions were reviewed and approved by our Audit Committee, which is comprised solely of independent directors, as well as our Board of Directors.

Off-Balance Sheet Arrangements

Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section above.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities. We will adopt the provisions of SFAS 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by FASB. We are currently evaluating the effects the provisions of SFAS 157 will have on non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 had no impact on previously reported results as all of the provisions were adopted prospectively.

We also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We have opted not to apply the fair value option to any financial assets or liabilities in 2008.

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement No. 141(R), Business Combination, or SFAS 141(R), a replacement of SFAS No. 141. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We have not determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also follow the provisions of SFAS 141(R).

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial condition or results of operation.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, or SFAS 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that EITF 07-5 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

Our investment portfolio consists primarily of money market funds. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. Our investments are subject to changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.

We have a $30.0 million loan with a fixed interest rate equal to 11.12% and a $0.2 million loan with an interest equal to the EURIBOR for 3 months (plus 1.15%) subject to an interest rate swap agreement at rates greater than 4%. When EURIBOR (3 months) plus 1.15% exceeds 4%, interest is calculated on a blended basis, with 50% of the nominal value of the loan subject to a fixed rate of 4%, and the remaining 50% subject to the EURIBOR (3 months) plus 1.15%. As of December 31, 2008, the carrying amount of our debt approximated fair value.

Foreign Currency Exposure

We operate a manufacturing and research facility in Rosdorf, Germany as well as manufacturing facilities in Italy and Mexico. We purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the United States from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro and Peso. We also have contracts with key suppliers that expose us to foreign currency risks. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. Although it is possible to do so and we may in the future, we do not currently hedge our foreign currency since the exposure has not been material to our historical operating results. A 10% movement in the Euro and Peso would have an overall impact to the statement of operations of approximately $2.2 million for 2008, which would have been approximately 1.0% of total annual expenses.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2009

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,642	$33,245
Short-term investments	—	1,100
Accounts receivable, net	11,886	7,990
Due from affiliate	—	435
Inventory	30,862	29,965
Prepaid expenses and other current assets	2,011	2,455

Total current assets	71,401	75,190
Property and equipment, net	12,254	12,146
Field equipment, net	30,445	30,885
Deferred cost of revenues	23,711	14,850
Intangible assets, net	31,004	33,801
Goodwill	42,698	41,457
Other assets	553	2,057

Total assets	$212,066	$210,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,183	$21,887
Accrued expenses	10,746	9,820
Due to affiliates	—	2,774
Current portion of long-term debt	9,110	54

Total current liabilities	37,039	34,535
Deferred revenue	29,634	19,530
Long-term debt	21,054	25,170
Other long-term liabilities	1,892	1,434

Total liabilities	89,619	80,669
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 46,548,585 and 36,771,893 shares issued and outstanding as of December 31, 2008 2007, respectively	47	37
Additional paid-in capital	355,266	311,172
Accumulated deficit	(233,247)	(182,036)
Accumulated other comprehensive income	381	544

Total stockholders’ equity	122,447	129,717

Total liabilities and stockholders’ equity	$212,066	$210,386

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$128,763	$59,964	$20,812
Cost of revenues	108,387	65,967	26,121

Gross profit (deficit)	20,376	(6,003)	(5,309)

Operating expenses:
Selling and marketing	27,965	21,589	14,356
Research and development	8,890	6,335	6,431
Distribution	14,267	13,111	7,093
General and administrative	19,239	13,046	8,703

Total operating expenses	70,361	54,081	36,583

Loss from operations	(49,985)	(60,084)	(41,892)

Other income (expense):
Interest income	489	2,855	3,235
Interest expense	(3,877)	(1,105)	(973)
Change in fair value of financial instruments	2,536	—	—

	(852)	1,750	2,262

Net loss before income taxes	(50,837)	(58,334)	(39,630)
Provision for income taxes	374	62	—

Net loss	$(51,211)	$(58,396)	$(39,630)

Net loss per share, basic and diluted	$(1.23)	$(1.86)	$(1.60)

Weighted-average shares outstanding, basic and diluted	41,803	31,426	24,817

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Other	Total
			Additional			Comprehensive	Comprehensive
	Common Stock		Paid-In	Deferred	Accumulated	Income	Income
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	(Loss)
	(In thousands, except share data)

Balance at December 31, 2005	21,176,554	$21	$151,674	$(260)	$(84,010)	$(72)

Issuance of common stock, net of issuance costs	6,325,000	7	51,326	—	—	—
Exercise of stock options	185,179	—	814	—	—	—
Exercise of warrants	78,522	—	503	—	—	—
Shares issued under employee stock purchase plan	28,303	—	229	—	—	—
Shares issued to Directors in lieu of cash	12,985	—	111	—	—	—
Stock-based compensation		—	2,451	—	—	—
Deferred stock compensation adjustment for SFAS No. 123R		—	(260)	260	—	—
Change in cumulative translation adjustment		—	—	—	—	245	245
Net loss		—	—	—	(39,630)	—	(39,630)

Total comprehensive loss		—	—	—	—	—	$(39,385)

Balance at December 31, 2006	27,806,543	28	206,848	—	(123,640)	173

Issuance of common stock, net of issuance costs	2,000,000	2	16,937	—	—	—
Exercise of stock options	392,028	—	2,354	—	—	—
Exercise of warrants	21,000	—	—	—	—	—
Shares issued under employee stock purchase plan	35,967	—	341	—	—	—
Shares issued to Directors in lieu of cash	16,355	—	225	—	—	—
Stock-based compensation		—	3,224	—	—	—
Shares issued for Medisystems acquisition	6,500,000	7	81,243	—	—	—
Change in cumulative translation adjustment		—	—	—	—	371	371
Net loss		—	—	—	(58,396)	—	(58,396)

Total comprehensive loss		—	—	—	—	—	$(58,025)

Balance at December 31, 2007	36,771,893	37	311,172	—	(182,036)	544

Issuance of common stock, net of issuance costs	9,555,556	10	37,880	—	—	—
Exercise of stock options	71,547	—	103	—	—	—
Shares issued under employee stock purchase and incentive plan	95,102	—	377	—	—	—
Shares issued to Directors in lieu of cash	54,487	—	220	—	—	—
Stock-based compensation		—	5,514	—	—	—
Change in cumulative translation adjustment		—	—	—	—	(163)	(163)
Net loss		—	—	—	(51,211)	—	(51,211)

Total comprehensive loss		—	—	—	—	—	$(51,374)

Balance at December 31, 2008	46,548,585	$47	$355,266	$—	$(233,247)	$381

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(51,211)	$(58,396)	$(39,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,201	9,277	3,495
Amortization of inventory step-up	52	1,520	—
Stock-based compensation	5,842	3,449	2,765
Change in fair value of financial instruments	(2,536)	—	—
Other	1,038	248	388
Changes in operating assets and liabilities:
Accounts receivable	(4,761)	(3,597)	(2,985)
Inventory	(23,431)	(41,344)	(23,160)
Prepaid expenses and other current assets	747	405	(487)
Accounts payable	(4,626)	10,202	2,846
Accrued expenses and other liabilities	(3,641)	2,305	2,740
Deferred revenue	10,104	16,302	115

Net cash used in operating activities	(53,222)	(59,629)	(53,913)

Cash flows from investing activities:
Purchases of property and equipment	(3,037)	(3,788)	(1,620)
Maturities of short-term investments	1,100	30,410	68,836
Purchases of short-term investments	—	(19,667)	(80,678)
Acquisition costs, net of cash acquired	—	(2,749)	—
Decrease (increase) in other assets	1,480	(1,667)	(846)

Net cash (used in) provided by investing activities	(457)	2,539	(14,308)

Cash flows from financing activities:
Issuance of common stock	42,284	19,939	51,332
Proceeds from stock option and purchase plans	372	2,695	955
Proceeds from the exercise of warrants	—	—	503
Proceeds from loans and lines of credit	5,000	25,000	8,400
Net repayments on loans and lines of credit	(81)	(7,430)	(4,412)

Net cash provided by financing activities	47,575	40,204	56,778

Foreign exchange effect on cash and cash equivalents	(499)	172	179

Decrease in cash and cash equivalents	(6,603)	(16,714)	(11,264)
Cash and cash equivalents, beginning of period	33,245	49,959	61,223

Cash and cash equivalents, end of period	$26,642	$33,245	$49,959

Supplemental Disclosures
Cash paid for interest	$3,308	$897	$963

Taxes paid	$641	$91	$—

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$22,831	$32,314	$18,598

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

NxStage Medical, Inc., or the Company, is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. The System One is cleared by the United States Food and Drug Administration or the FDA, and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge. Dialysate used in conjunction with this system is most frequently prepared using the Company’s PureFlow SL hardware and premixed concentrate bags. Following the acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities, the Company also sells needles and blood tubing to dialysis centers for the treatment of end-stage renal disease, or ESRD.

As of December 31, 2008, the Company had approximately $26.6 million of cash and cash equivalents. In May 2008, the Company issued and sold approximately 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of its common stock for aggregate gross proceeds of $25.0 million. The sale of securities was transacted in a private placement to new institutional investors and other accredited investors managed by a single advisor, OrbiMed Advisors LLC, and represented the first tranche of a two-part $43.0 million financing. On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for and subsequently issued and sold on August 1, 2008 an additional 4.0 million shares of common stock and warrants exercisable for 0.8 million shares of common stock to certain investors, some of whom are affiliates of the Company, among them a member of the Company’s board of directors, in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both closings of the financing, net of transaction costs, were approximately $42.3 million.

In November 2007, the Company entered into a credit and security agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Services, Inc., which was subsequently acquired by General Electric Capital Corporation, or GE, consisting of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company drew $25.0 million under the term loan at closing and drew the remaining $5.0 million on March 25, 2008. In February 2007, the Company received cash proceeds of $20.0 million from the sale of 2.0 million shares of its common stock to DaVita, Inc., or DaVita.

The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future based on its projections. On March 16, 2009, the Company amended certain terms under its current credit and security agreement with GE. The Company believes, based on current projections, that it has the required resources to fund operating requirements beyond 2009 provided that it further restructures the repayment schedule on its current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to the Company on favorable terms, if at all.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years’ financial statements to conform to the 2008 presentation.

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

System One Segment

Prior to 2007, the Company principally derived revenue in the home market from short-term rental arrangements with its customers. These rental arrangements, which combine the use of the System One with a specified number of disposable products supplied to customers for a fixed price per month, are recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms. In the home market, as of December 31, 2008, rental arrangements continue to represent approximately half of the arrangements the Company has with its customers.

Beginning in 2007, the Company entered into long-term customer contracts to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. Some of these agreements include other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. Sales of the equipment and related items to the Company’s customers under these arrangements are considered multiple-element sales arrangements pursuant to EITF 00-21. When a sales arrangement involves multiple elements, the deliverables included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under these arrangements are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service pursuant to the agreement which is five to seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue. As of December 31, 2008, the Company has deferred approximately $29.6 million of revenue and $23.7 million of costs for equipment sales, which principally relate to the home market.

The Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, a significant customer, on February 7, 2007, which pursuant to EITF 00-21, the Company considers to

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be a single arrangement. In connection with the Stock Purchase Agreement, DaVita purchased 2.0 million shares of the Company’s common stock for $10.00 per share, which on the date of the purchase represented a premium over the market price of $1.50 per share, or $3.0 million. The Company has recorded the $3.0 million premium as deferred revenue and will recognize this revenue ratably over seven years, consistent with its equipment service obligation to DaVita. The Company recognized revenue of $0.4 million in both 2008 and 2007 associated with the amortization of the $3.0 million premium.

In the critical care market, the Company structures sales of the System One as direct product sales or as a disposables-based program in which a customer acquires the equipment through the purchase of a specific quantity of disposables over a specific period of time. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Under a disposables-based program, the customer is granted the right to use the equipment for a period of time, during which the customer commits to purchase a minimum number of disposable cartridges or fluids at a price that includes a premium above the otherwise average selling price of the cartridges or fluids allowing the Company to recover the cost of the equipment and provide for a profit. Upon reaching the contractual minimum purchases, ownership of the equipment transfers to the customer. Revenue under these arrangements is recognized over the term of the arrangement as disposables are delivered. During the reported periods, the majority of critical care market revenue is derived from supply contracts and direct product sales.

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

The Company recognizes rebates to customers in its In-Center segment in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration given by a Vendor to a Customer (Including) Reseller of the Vendors Products. Customer rebates are included as a reduction of sales and trade accounts receivable and are the Company’s best estimate of the amount of probable future rebates on current sales. The Company recognized $6.1 million and $1.4 million in 2008 and 2007, respectively, as a reduction of sales in connection with customer rebates. At December 31, 2008, the Company has a $1.9 million reserve against trade accounts receivable for future rebates.

(d)	Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated in accordance with Statement of Financial Accounting Standards, or FAS, No. 52, Foreign Currency Translation. In accordance with FAS 52, assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations and totaled $0.1 million, $0.7 million and $0.3 million in 2008, 2007 and 2006, respectively.

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

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or FAS 115. In accordance with SFAS 115, the Company has classified all of its short-term investments in marketable securities as held-to-maturity for the year ended December 31, 2007. Held-to-maturity securities are carried at amortized cost because the Company has the intent and ability to hold investments to maturity.

For the year ended December 31, 2007, held-to-maturity securities consisted of certificates of deposit and were less than one year. The estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.

The Company had $1.4 million of restricted cash classified as other assets at December 31, 2007. These amounts relate to standby letters of credit to guarantee annual VAT refunds in Italy.

(f)	Fair Value Measures and Concentration of Credit Risk

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, or SFAS 157, for financial assets and liabilities. The Company will adopt the provisions of SFAS 157 for non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis on January 1, 2009, in accordance with the partial deferral of this standard by FASB. The Company is currently evaluating the effects the provisions of SFAS 157 will have on non-financial assets and liabilities that are measured or recognized at fair value on a non-recurring basis. The adoption of SFAS 157 had no impact on previously reported results as all of the provisions were adopted prospectively.

Certain financial assets and liabilities recorded at fair value have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short period of time to their maturities.

The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has opted not to apply the fair value option to any financial assets or liabilities in 2008.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

All of the Company’s revenues are derived in the United States from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets acquired from Medisystems.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Balance at				Balance at
Year Ended	Beginning of Year	Provision	Other(1)	Write-offs	End of Year

December 31, 2008	$296	$694	$—	$72	$918
December 31, 2007	$63	$122	111	—	$296
December 31, 2006	$12	$51	—	—	$63

(1)	Amount represents allowance for doubtful accounts assumed in the Medisystems acquisition.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenue:

	Years Ended December 31,
	2008	2007	2006

Customer A	18%	20%	19%
Customer B	39%	22%	—

Sales to Customer A are primarily in the System One segment and sales to Customer B are primarily in the In-Center segment. Half of all Customer B sales are to Customer A.

Two customers represented 26% and 10% of accounts receivable at December 31, 2008. One customer represented 19% of total accounts receivable at December 31, 2007.

(g)	Inventory

Inventory is stated at the lower of cost, determined using the first-in first out method (FIFO), or market (net realizable value). The Company regularly reviews its inventory quantities on hand and related costs and records a provision for any excess or obsolete inventory based on its estimated forecast of product demand and existing product configurations. The Company also reviews its inventory value to determine if it reflects the lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value.

(h)	Property and Equipment and Field Equipment

Property and equipment and field equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of assets are capitalized. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Construction in process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in process until such time as the relevant assets are completed and put into use. Construction in process at December 31, 2008 and 2007 represents machinery and equipment under installation.

Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” cyclers. Service pool cyclers are cyclers owned and maintained by the Company that are swapped for cyclers that need repairs or maintenance by the Company while being rented or owned by a patient. The Company continually monitors the number of cyclers in the service pool, as well as cyclers that are in-transit or otherwise not being used by a patient, and assesses whether there are any indicators of impairment for such equipment. During 2008, 2007 and 2006, no such impairment was recognized.

The Company periodically reviews its field equipment’s useful life for reasonableness. Factors considered in determining the reasonableness of the useful life include industry practice and the typical amortization periods used for like equipment the frequency and scope of service returns and the impact of planned design improvements. The Company also reviews its field equipment carrying value for reasonableness. The Company considers factors such as actual equipment disposals and the ability to verify the equipment’s existence in the field to identify lost equipment. Write-downs for lost equipment are included in distribution expenses. The estimated service lives of property and equipment and field equipment are as follows:

Estimated
Useful Life

Manufacturing equipment and tooling	5 to 6 years
Molds	4 years
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Furniture	5 to 7 years
Field equipment	5 years

(i)	Intangibles and Other Long Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Furthermore, periodically the Company assesses whether long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During 2008, 2007 and 2006, no such impairment was recognized.

(j)	Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of the MDS Entities. The Company believes the factors contributing to the goodwill that resulted from acquiring the MDS Entities include (but are not limited to), increased manufacturing capacity and efficiency, securing long-term rights to certain technology and brand names and strengthening long-term customer relationships common to both the MDS Entities and the Company. The Company accounts for goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, or SFAS 142. Goodwill is not amortized but is instead tested at least

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. When testing goodwill for impairment the Company primarily looks to the fair value of the System One segment. Reporting unit fair value is estimated using a discounted cash flow approach which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. During 2008, 2007 and 2006, no such impairment was recognized. The goodwill recognized upon acquiring the MDS Entities is not deductible for tax purposes.

(k)	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using a combination of the prospective and the modified prospective transition methods. Under the prospective method, the Company will not recognize the remaining compensation cost for any stock option awards that had previously been valued using the minimum value method, which was allowed until the Company’s initial filing with the Securities and Exchange Commission, (‘” SEC”), for a public offering of securities (i.e., stock options granted prior to July 19, 2005). Under the modified prospective method, the Company has (a) recognized compensation expense for all share-based payments granted after January 1, 2006 and (b) recognized compensation expense for awards granted to employees between July 19, 2005 and December 31, 2005 that were unvested as of December 31, 2005.

Pursuant to SFAS 123R, the Company reclassified $0.3 million of deferred compensation relating to non-qualified stock options awarded to an executive and a consultant to additional paid-in capital on January 1, 2006.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally equals the vesting period, net of forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and quoted market prices of the Company’s common stock to estimate fair value of restricted stock units. The expected term is estimated using the simplified method, as defined in SAB 107. The risk free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term. Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the Company’s historical volatility and the volatility of the common stock of comparable companies in the medical device and technology industries.

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

	Balance at			Balance at
Year Ended	Beginning of Year	Provision	Usage	End of Year

December 31, 2008	$220	$366	$(351)	$235
December 31, 2007	$172	$379	$(331)	$220
December 31, 2006	$62	$309	$(199)	$172

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Distribution Expenses

Distribution expenses consist of costs incurred in shipping product to customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $0.2 million in 2008 and $0.1 million in both 2007 and 2006.

(n)	Research and Development Costs

Research and development costs are charged to operations as incurred.

(o)	Income Taxes

The Company accounts for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the liability method specified by SFAS 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis.

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption of FIN 48 and as of December 30, 2008, the Company had no unrecognized tax benefits recorded.

The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense. Upon adoption of FIN 48 and as of December 31, 2008, the Company had no interest and penalty accrual or expense.

(p)	Net Loss per Share

SFAS No. 128, Earnings Per Share, requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2008	2007	2006

Options to purchase common stock	275	688	262
Restricted stock units	—	2	—

Total	275	690	262

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Comprehensive Income (Loss)

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

At December 31, 2008 and 2007, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

(r)	Derivatives and Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. Derivatives are initially recorded at fair value, determined using the Black-Scholes option pricing model, with subsequent changes in fair value for those derivative instruments that do not qualify for hedge accounting recognized in earnings in the period such changes occur.

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

(s)	Recent Accounting Pronouncements

In December 2007, the FASB, issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), a replacement of FASB Statement No. 141. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , would have to be met at the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company has not determined the effect that the adoption of SFAS 141(R) will have on its consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also follow the provisions of SFAS 141(R).

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, or SFAS 141, and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until such transactions occur.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects, if any, that EITF 07-5 will have on its consolidated financial statements.

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

The MDS Entities design, manufactures, assembles, imports, exports and distributes disposables used in dialysis and related blood treatments and procedures. The acquisition was part of the Company’s strategy to expand the business on a commercial, operational and financial scale as well as enhance the Company’s ability to execute operationally. The assets and liabilities of the MDS Entities are included in the December 31, 2008 and 2007 consolidated balance sheets of the Company and the operating results of the MDS Entities have been included in the 2008 consolidated statement of operations and in the 2007 consolidated statement

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations for the period from October 1, 2007 (date of acquisition) through December 31, 2007. As part of acquiring the MDS Entities, the Company also entered into consulting and other agreements with Mr. Utterberg or entities owned by him.

Purchase Price

The Company issued 6.5 million shares of NxStage common stock valued at $12.50 per share, subject to a post closing working capital adjustment, which represents the average trading price of NxStage common stock for five days before and after June 4, 2007, the date the Company announced the signing of a definitive agreement to acquire the MDS Entities. The aggregate purchase price was approximately $85.4 million, which consisted of stock valued at approximately $81.3 million, transaction costs of $3.6 million, and a charge of $0.5 million for acquisition-related exit activities. The issuance of stock in connection with the acquisition represents a noncash investing activity.

Allocation of Purchase Price

The acquisition of the MDS Entities has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase consideration was allocated to the assets and liabilities acquired, identifiable intangible assets and goodwill based on their estimated fair values. These fair values were based on management’s estimates and assumptions. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Amount

Current assets, excluding inventory	$6,213
Inventory	11,718
Property, plant and equipment	6,389
Identifiable intangible assets other than goodwill	34,500
Goodwill	42,698
Other assets	74

Total assets acquired	101,592

Current liabilities	14,772
Long-term liabilities	1,466

Total liabilities assumed	16,238

Net assets acquired	85,354
Less cash acquired	778

Purchase price, net of acquired cash	$84,576

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details total purchase consideration and costs of acquiring the MDS Entities (in thousands):

Net book value of the MDS Entities	$3,962
Increase in inventory	1,572
Increase to property, plant and equipment	2,622
Identifiable intangible assets	34,500
Goodwill	42,698

Purchase price	$85,354

Purchase Consideration and Costs:
Fair value of common stock exchanged	$81,250
Estimated closing costs, fees and adjustments	3,643
Estimated severence and relocation costs	461

Total purchase consideration and costs	$85,354

Acquisition-Related Exit Activity Accounted for in Purchase Accounting

As a result of the Company’s acquisition of the MDS Entities on October 1, 2007, the Company established and approved a plan to integrate the acquired operations of the MDS Entities into the operations of the Company, for which the Company recorded $0.5 million in exit-related purchase accounting adjustments in 2007. Additionally, the Company recorded $0.1 million in operating activities during 2008 relating to severance costs associated with the transition of manufacturing and service operations to Mexico. The following table summarizes the reserves related to exit activities that the Company has established and the related activity (in thousands):

	Severence	Relocation	Total

Balance at 12/31/06	$—	$—	$—
Restructuring expense	301	160	461
Cash payments	—	(21)	(21)

Balance at 12/31/07	301	139	440
Restructuring expense	145	149	294
Cash payments	(445)	(281)	(726)

Balance at 12/31/08	$1	$7	$8

Unaudited Pro-Forma Results

The following unaudited pro forma financial information gives effect to the acquisition as if it had been completed on January 1, 2006. The pro forma information presented below does not purport what the actual results would have been had the acquisition occurred on January 1, 2006 (in thousands, except per share amounts):

	December 31,	December 31,
	2007	2006

Proforma net revenue	$102,088	$78,886
Proforma operating loss	(53,625)	(41,238)
Proforma net loss	(52,269)	(39,143)
Pro forma net loss per share, basic and diluted	$(1.43)	$(1.24)

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventory

Inventories at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Purchased components	$15,296	$12,211
Work in process	1,402	1,718
Finished goods	14,164	16,036

	$30,862	$29,965

Inventory is shown net of valuation reserves of approximately $1.0 million and $1.8 million at December 31, 2008 and 2007, respectively. During 2007, the Company recorded a $2.0 million charge for the recall of cartridges in the home market, of which $1.2 million was for the write off of inventory, and $0.8 million for other costs related to the replacement of cartridges and rework of inventory. The $1.5 million provision represents the total value of inventory that was affected by the home market cartridge recall. As of December 31, 2008, the Company had none of the affected inventory remaining on-hand. During 2007, the Company recorded a $1.6 million purchase accounting adjustment to step-up the acquired MDS Entities inventory to fair value less a reasonable profit on remaining sales efforts. The Company recognized $0.1 million and $1.5 million of the inventory step-up adjustment through cost of sales during 2008 and 2007, respectively.

5.	Property and Equipment and Field Equipment

Property and equipment are carried at cost less accumulated depreciation. A summary of the components of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2008	2007

Manufacturing equipment and tooling	$8,620	$7,090
Leasehold improvements	4,696	4,341
Computer and office equipment	2,190	1,651
Molds	893	883
Furniture	445	716
Construction-in-process	2,491	1,177

	19,335	15,858
Less accumulated depreciation and amortization	(7,081)	(3,712)

Property and equipment, net	$12,254	$12,146

Depreciation expense for property and equipment was $3.0 million, $1.3 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Property and equipment includes a $2.6 million purchase accounting adjustment to record property and equipment acquired as part of the MDS Entities at fair value. The Company recorded $0.5 million and $0.1 million of depreciation expense associated with this fair value adjustment during 2008 and 2007, respectively.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Field equipment is carried at cost less accumulated depreciation at December 31 2008 and 2007 as follows (in thousands):

	December 31,	December 31,
	2008	2007

Field equipment	$47,989	$39,470
Less accumulated depreciation and amortization	(17,544)	(8,585)

Field equipment, net	$30,445	$30,885

Depreciation expense for field equipment was $9.0 million, $6.1 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Goodwill and Intangible Assets

During the third quarter of 2008, the Company finalized the purchase price allocation for the Medisystems Acquisition. During 2008, the Company increased severance and relocation accruals by $0.1 million, recorded an additional $0.1 million in accruals for certain pre-acquisition contingencies and recorded adjustments to the fair value of certain other assets and liabilities acquired in the MDS Acquisition of $1.0 million all of which resulted in an increase to goodwill. The $1.2 million increase in goodwill represents a noncash investing activity.

At December 31, 2008 the Company’s intangible assets consisted of the following (in thousands):

	December 31,	Estimated
	2008	Useful Life

Bloodline, needle and other patented and unpatented technology	$6,200	8 years
Trade names	2,300	14 years
Customer relationships	26,000	14 years

Intangible assets, gross	34,500

Accumulated amortization was $3.5 million and $0.7 million at December 31, 2008 and 2007, respectively. The Company recognized $2.8 million and $0.7 million of amortization expense in 2008 and 2007, respectively. The Company will record $2.8 million of amortization expense for each of the years ended December 31, 2009 through 2013 related to the above intangible assets.

7.	Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Payroll and related benefits	$3,052	$3,081
Audit, legal and consulting fees	803	487
Inventory purchases	782	2,533
Distribution expenses	1,423	1,121
Manufacturing related expenses	185	622
General and administrative expenses	973	476
Interest	567	46
Warrant liability	1,857	—
Other	1,104	1,454

	$10,746	$9,820

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing Arrangements

Debt

On May 15, 2006, the Company entered into an equipment line of credit agreement for the purpose of financing field equipment purchases and placements. The line of credit agreement provided for the availability of up to $20.0 million through December 31, 2007, and borrowings bore interest at the prime rate plus 0.5% (8.75% as of December 31, 2006). Concurrent with entering into a new credit facility in November 2007, the Company repaid all outstanding borrowings in the aggregate amount of $4.9 million, which included principal and accrued interest and the final interest payment of $30,000. This extinguishment of debt gave rise to early recognition of approximately of $53,000 of interest expense for the year ended December 31, 2007.

On November 21, 2007, the Company obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was subsequently acquired by GE. The credit facility consists of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company borrowed $25.0 million under the term loan in November 2007 and borrowed the remaining $5.0 million under the term loan on March 25, 2008. The Company used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. On March 16, 2009, the Company amended its credit and security agreement with GE. The amendment postponed principal payments under the term loan for three months, from April through June 2009, and modified certain covenants and the interest rate on the term loan and revolving credit facility. In connection with this amendment, the Company also granted the facility lenders a security interest in all of the Company’s intellectual property, increasing the collateral securing this facility to include nearly all the assets of the Company. Borrowings under the term loan, as amended in March 2009, bear interest at a rate of 11.12% per annum. Interest on the term loan is paid on a monthly basis. The Company will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. The Company is accruing the maturity premium as additional interest over the 42-month term. The Company’s borrowing capacity under the revolving credit facility is subject to satisfaction of certain conditions and calculations of the borrowing amount. Borrowings are also reduced by standby letters of credit to guarantee annual VAT refunds in Italy. At December 31, 2008, the Company has $0.4 million in standby letters of credit. There is no guarantee that the Company will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two and 1% thereafter. The Company paid a $0.5 million amendment fee in connection with the March 2009 amendment of its credit and security agreement with GE.

The credit and security agreement includes covenants that (a) require the Company to achieve certain minimum net revenue and certain minimum adjusted consolidated EBITDA targets and maintain certain minimum liquidity, including revolving loan availability, unrestricted cash, cash reserved for compliance with this covenant and cash equivalents, (b) place limitations on the Company’s and the Company’s subsidiaries ability to incur debt, (c) place limitations on the Company’s and the Company’s subsidiaries ability to grant or incur liens, carry out mergers and make investments and acquisitions, and (d) place limitations on the Company’s and the Company’s subsidiaries ability to pay dividends, make other restricted payments, enter into transactions with affiliates and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects and bankruptcy. In the event the Company fails to satisfy the covenants, or otherwise defaults under the loan, GE has a number of remedies, including sale of the Company’s assets, control of cash and cash equivalents and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on the Company’s business. The Company is in compliance with all debt covenants as of December 31, 2008.

In addition to the $30 million term loan, the Company had one Euro denominated loan outstanding of $0.2 million and $0.4 million at December 31, 2008 and 2007, respectively, which expires in September, 2011, and is included in current and long-term debt. Annual maturities of principal under the Company’s debt obligations, as amended in March 2009, outstanding at December 31, 2008 are as follows (in thousands):

2009	$9,110
2010	14,028
2011	7,026

$30,164

9.	Business Segment and Enterprise Wide Disclosures

On October 1, 2007, the Company completed its acquisition of the MDS Entities. After careful evaluation of the business activities regularly reviewed by the chief operating decision-maker for which separate discrete financial information is available, management determined that the Company has two reporting segments, System One and In-Center. Prior to January 1, 2008, the Company operated in one segment.

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

The Company’s management measures are designed to assess performance of these operating segments excluding certain items. As a result, the corporate reconciling items are used to capture the items excluded from the segment operating performance measures, including certain stock-based compensation expense and indirect distribution expenses. In addition, research and development expenses, general and administrative and other income and expense are not allocated to the segments, as they are managed centrally.

Within the System One segment, the Company sells the System One and related products in the home and critical care markets. The home market consists of dialysis centers that provide treatment options for patients that have ESRD, while the critical care market consists of hospitals or facilities that treat patients that have suddenly, and possibly temporarily, lost kidney function. The Company sells essentially the same System One cyclers and disposables within each market and some of the Company’s largest customers in the home market provide outsourced renal dialysis services to hospitals in the critical care market to which the Company sells System One cyclers and disposables. Sales of product to both markets are made through dedicated sales forces and products are distributed directly to the customer. Sales in the In-Center segment primarily consist of blood tubing sets and needles for hemodialysis and needles for apheresis. Nearly all In-Center products are sold through national distributors.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total

Year Ended December 31, 2008
Revenues from external customers	$66,873	$61,890	$—	$128,763
Segment (loss) profit	(23,092)	10,075	(36,968)	(49,985)
Segment assets	78,956	17,948	115,162	212,066
Year Ended December 31, 2007
Revenues from external customers	$44,236	$15,728	$—	$59,964
Segment loss	(31,664)	2,376	(30,796)	(60,084)
Segment assets	71,072	12,618	126,696	210,386
Year Ended December 31, 2006
Revenues from external customers	$20,812	—	—	$20,812
Segment (loss) profit	(26,758)	—	(15,134)	(41,892)

The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,	December 31,
	2008	2007

Total segment assets	$96,904	$83,690
Corporate assets:
Cash and cash equivalents	26,642	33,245
Short-term investments	—	1,100
Property and equipment, net	12,254	12,146
Intangible assets, net	31,004	33,801
Goodwill	42,698	41,457
Prepaid and other assets	2,564	4,947

Total assets	$212,066	$210,386

Long-lived tangible assets consist of property and equipment and field equipment. The following table presents total long-lived tangible assets by geographic area as of December 31, 2008, 2007 and 2006, respectively (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006

United States	$35,924	$36,754	$22,777
Europe	5,679	5,142	865
Mexico	1,096	1,135	—

	$42,699	$43,031	$23,642

10.	Commitments and Contingencies

The Company enters into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.

On January 6, 2008, the Company through its wholly-owned subsidiary, Medisystems Corporation, entered into a needle purchase agreement, which is referred to as the Needle Agreement, with DaVita, pursuant to which DaVita has agreed to purchase the majority of its safety needle requirements from

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medisystems for five years, subject to certain terms and conditions. The term of the Needle Agreement expires on January 5, 2013. Either party may terminate the Needle Agreement upon a substantial breach of the terms thereof that remains uncured, or upon the insolvency of the other party. DaVita may also terminate the Needle Agreement (a) upon the Company’s continued failure to supply safety needles, or (b) if the Company delivers defective safety needles to DaVita for a continued period of time. DaVita has the right to reduce or eliminate its purchase requirements under the Needle Agreement following the introduction of a materially improved product (as defined in the Needle Agreement) from a third party. If DaVita exercises this right, Medisystems may terminate the Needle Agreement. The Needle Agreement provides for liquidated damages in the event DaVita fails to satisfy its purchase requirements or the Company fails to meet its supply obligations to DaVita.

As of October 1, 2007, in connection with the Medisystems Acquisition, the Company, through its wholly-owned subsidiary, Medisystems Corporation, assumed a supply and distribution agreement with Kawasumi, a Japanese contract manufacturer. This agreement covers blood tubing sets and needle sets for the In-Center segment, and has certain minimum purchase commitments. On May 6, 2008, the Company through its wholly-owned subsidiary, Medisystems Corporation, entered into a new supply and distribution agreement with Kawasumi covering only blood tubing sets. Pursuant to the terms of the agreement, Kawasumi has agreed to continue to manufacture and supply blood tubing sets to the Company through January 31, 2010. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, the Company has agreed to purchase certain minimum quantities of blood tubing sets. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems Corporation and Kawasumi. The prior agreement originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continues to be in effect with respect to needles supplied by Kawasumi. Kawasumi’s obligation under the prior agreement to supply needles expires in February 2011. Both agreements may be terminated by either party upon material breach of the terms thereof that remain uncured, or upon the insolvency of the other party.

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

The Company maintains its corporate headquarters in a leased building located in Lawrence, Massachusetts and maintains its manufacturing operations in Mexico, Germany, and Italy. During 2005, the Company renewed its lease agreement at its headquarters through 2012. The lease agreement contains a provision for future rent increases, requires the Company to pay executory costs (real estate taxes, operating expenses and common utilities) and provides for a renewal option of five years. The Company’s leased manufacturing facilities are subject to lease agreements with termination dates beginning in 2011. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. Rent expense, net of sublease income, was $1.8 million, $1.0 million and $0.5 million for the

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2008, 2007 and 2006, respectively. The lease agreement for the Company’s headquarters included a tenant improvement allowance paid by the landlord of $0.6 million, which has been recorded as both a leasehold improvement and a deferred rent obligation. All of the Company’s leases are accounted for as operating leases.

The future minimum rental payments as of December 31, 2008 under the Company’s operating leases are as follows (in thousands):

2009	$1,741
2010	1,755
2011	1,585
2012	556
2013	5

$5,642

11.	Income Taxes

At December 31, 2008 and 2007, deferred income tax assets and liabilities resulted from differences in the recognition of income and expense items for tax and financial reporting purposes.

Deferred tax assets (liabilities), the majority of which are non-current, are comprised of the following (in thousands):

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$83,904	66,631
Research and development credits	4,743	4,107
Other	3,259	1,965

Total deferred tax assets	91,906	72,703

Deferred tax liabilities:
Depreciation	(4,156)	(3,179)
Deferred tax liability recorded on basis difference of intangible assets acquired as part of Medisystems acquisition	(12,143)	(13,325)

Total deferred tax liabilities	(16,299)	(16,504)
Net deferred tax assets before valuation allowance	75,607	56,199
Less: Valuation allowance	(75,607)	(56,199)

Net deferred tax assets	$—	$—

As of December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of approximately $216.2 million, $179.7 million and $2.8 million, respectively, available to offset future taxable income, if any. Substantially all net losses are in the United States. The federal net operating loss carryforwards will expire between 2019 and 2028 if not utilized, while the state net operating loss carryforwards will expire between 2009 and 2028 if not utilized. The Company also had federal and state research and development credit carryforwards of $5.4 million, which begin to expire in 2019 if not utilized. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset the Company’s deferred tax assets because the future realizability of such assets is uncertain. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company has $1.7 million of net operating losses resulting from excess tax deductions relating to stock-based compensation. The Company will realize the benefit of these losses through increases to stockholders’ equity in future periods when and if the losses are utilized to reduce future tax payments.

The provision for income taxes of $0.4 million in 2008 and $0.1 million in 2007 relates to the profitable operations of certain foreign entities acquired in the Medisystems Acquisition on October 1, 2007.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

Federal statutory rate	34.0%	34.0%	34.0%
Research and development credits	1.1%	0.8%	1.0%
Foreign tax	(0.7)%	(0.1)%	0.0%
Valuation allowance	(34.2)%	(33.2)%	(32.3)%
Other, net	(0.9)%	(1.6)%	(2.7)%

Effective tax rate	(0.7)%	(0.1)%	0.0%

12.	Stock Plans and Stock-Based Compensation

Stock Plans

The Company maintains the 1999 Stock Option and Grant Plan (the “1999 Plan”) under which 4,085,009 shares of common stock were authorized for the granting of incentive stock options (“ISOs”) and nonqualified stock options to employees, officers, directors, advisors, and consultants of the Company. In October 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which became effective upon the closing of the initial public offering. Concurrently, the Company ceased granting stock options and other equity incentive awards under the 1999 Plan and 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. In January 2007, the number of shares authorized for grant under the 2005 Plan was increased by 600,000 shares, pursuant to an evergreen provision under the Plan which was subsequently eliminated by the Board in July 2007. In October 2007, the Company amended the 2005 Stock Incentive Plan to increase the number of authorized shares by an additional 3,800,000 shares, of which no more than 1,500,000 shares may be granted as restricted stock units. Unless otherwise specified by the Company’s Board of Directors or Compensation Committee of the Board, stock options issued to employees under the 2005 Plan expire seven years from the date of grant and generally vest over a period of four years. In general, all stock options issued under the 1999 Plan expire ten years from the date of grant and the majority of these awards granted under the 1999 Plan were exercisable upon the date of grant into restricted common stock, which vested over a period of four years. Stock option grants to directors expire five years from the date of grant and vest 100% on date of grant. At December 31, 2008, options for the purchase of 1,576,270 shares of common stock, of which only 1,477,009 shall be granted as restricted stock units, are available for future grant under the 2005 Plan. The Company settles stock option exercises with newly issued common shares. As of December 31, 2008, the Company has reserved 5,437,097 shares of common stock for issuance upon exercise of stock options.

The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 100,000 shares of common stock to participating employees through a series of periodic offerings. In

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 2008, the Company amended the 2005 Purchase Plan to include an additional 50,000 shares as previously approved by the Company stockholders in May 2008. Each six-month offering period begins in January or July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the Company’s common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee. As of December 31, 2008, the maximum number of shares available for future issuance under the 2005 Purchase Plan is 39. The Company’s board of directors has authorized, subject to stockholder approval, an additional 500,000 shares available for grant under the 2005 Purchase Plan. The 2005 Purchase Plan has been suspended until additional shares, if any, are authorized for issuance.

A summary of the Company’s stock option activity under all plans is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,094,791	$9.65	3,068,430	$7.00	2,683,286	$6.22
Granted	1,626,617	$5.10	1,526,916	$14.16	754,642	$9.25
Exercised	(71,547)	$1.44	(390,278)	$6.03	(177,757)	$4.08
Forfeited or expired	(212,764)	$10.09	(110,277)	$8.06	(191,741)	$8.96

Outstanding at end of year	5,437,097	$8.38	4,094,791	$9.65	3,068,430	$7.00

Exercisable at end of year	2,737,861	$7.92	1,963,169	$6.69	1,959,785

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Number	Exercise	Remaining	Number	Exercise	Remaining
Range of Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price	Contractual Life

$0.37 to $2.74	58,104	$1.91	2.4	47,104	$1.72
$3.40 to $4.92	2,052,842	$4.29	5.3	851,630	$4.06
$5.18 to $6.84	462,486	$6.16	5.5	422,531	$6.16
$7.90 to $8.92	1,031,454	$8.50	4.4	651,618	$8.51
$9.10 to $10.83	112,941	$10.46	2.9	102,118	$10.57
$11.19 to $12.75	429,174	$12.42	4.5	291,133	$12.40
$13.05 to $15.22	1,290,096	$14.35	5.7	371,727	$14.30

$0.37 to $15.22	5,437,097	$8.38	5.1	2,737,861	$7.92	4.4

The aggregate intrinsic value at December 31, 2008 was $0.1 million for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of December 31, 2008, excluding out-of-the-money awards. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $3.6 million and $0.8 million, respectively.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares of restricted stock units vested was $0.1 million during each of the years ended December 31, 2008, 2007 and 2006. The following table summarizes the status of the unvested restricted stock units:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2007	30,025	$13.37
Granted	—	$—
Vested	(8,248)	$13.14
Forfeited	—	$—

Nonvested at December 31, 2008	21,777	$13.45

Other Compensation Plans

The Company maintains postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, the Company obtains an annual actuarial valuation of the benefit plans. The Company has recorded a liability of $1.4 million as other long-term liabilities at December 31, 2008 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2008, 2007 or 2006.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of revenues	$1,053	$339	$72
Selling and marketing	2,247	1,140	550
Research and development	520	221	124
General and administrative	2,022	1,749	2,019

Total stock-based compensation expense	$5,842	$3,449	$2,765

The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.85, $8.33 and $6.33 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Expected life	4.75 years	4.75 years	4.75 years
Risk-free interest rate	2.40% - 3.70%	3.42% - 4.94%	4.35% - 4.88%
Expected stock price volatility	67%	65% to 75%	85%
Expected dividend yield	—	—	—

As of December 31, 2008, approximately $12.5 million of unrecognized stock compensation cost related to nonvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.7 years.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during the years ended December 31, 2008 and 2007 was $0.87 and $2.60 per share, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Expected life	6 months	6 months	6 months
Risk-free interest rate	1.6% - 3.4%	4.90%	4.4% - 5.1%
Expected stock price volatility	65% - 67%	65% to 75%	85%
Expected dividend yield	—	—	—

There were 85,691, 35,967 and 28,303 shares issued under the 2005 Purchase Plan for the years ended December 31, 2008, 2007 and 2006, respectively, which resulted in share-based compensation expense of $0.1 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

With the exception of one stock option award, which was granted in 2006, all stock option awards granted to employees are made at exercise prices equal to or greater than the then fair value of the Company’s common stock. The Company granted 208,962 stock options to a newly hired executive officer (the “Executive”) on October 25, 2004 with an exercise price of $4.10 per share, which was lower than the fair value at the date of grant of $5.47 per share. The Executive’s stock option award was modified in March 2006 as a result of Internal Revenue Code Section 409A. In connection with the modification, the Executive’s exercise price was changed to its fair market value on date of grant, $5.47 per share, in exchange for $0.1 million in cash paid in January 2007 and 13,027 shares of restricted stock that began vesting on January 1, 2007. The modification resulted in $0.1 million in stock-based compensation expense in 2007 and additional compensation expense of $0.1 million in 2006, respectively.

13.	Employee Benefit Plan

The Company has a 401(k) retirement plan (the 401(k) Plan) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $0.9 million, $0.8 million and $0.6 million to the 401(k) Plan during the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Stockholders’ Equity

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

On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for, and subsequently issued and sold on August 1, 2008, an additional 4.0 million shares of common stock and

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants exercisable for 0.8 million shares of the Company’s common stock in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both tranches of the financing, net of transaction costs were approximately $42.3 million.

The Company is required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which was done on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, the Company may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective and the investors are unable to sell their shares.

The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. The warrants have a term of 5 years and expire on May 28, 2013 and August 1, 2013 for the first and second tranche, respectively. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.

The fair value of the warrants of $1.9 million at December 31, 2008 has been classified as a current liability on the Company’s balance sheet. Beginning January 1, 2009, the warrants will be classified in equity. The fair value at issuance was $3.3 million for the warrants issued on May 28, 2008 and $1.8 million for the warrants issued on August 1, 2008. The Company recognized a $3.2 million gain in other expense, net during 2008 related to changes in fair value of outstanding warrants. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 67% volatility; expected term of 5 years; 1.6% — 3.4% risk-free interest rate; and 0% dividend. The fair value of the warrants issued in connection with the private placement represents a noncash financing activity.

The Company’s obligation, entered into on May 22, 2008, to issue 4.0 million shares of common stock and warrants to purchase 0.8 million shares of common stock in the second tranche meets the definition of a derivative instrument under SFAS 133. The fair value of the derivative instrument upon issuance on May 22, 2008 was $1.3 million. The fair value of the derivative instrument upon settlement on August 1, 2008 was $0.6 million and was recorded in equity as a reduction of the total proceeds received from the transaction. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 76% volatility; expected term of 32 to 71 days; 1.9% risk-free interest rate; and 0% dividend. The Company recognized a loss of $0.7 million in other expense, net during 2008 related to changes in fair value of this derivative instrument. The fair value of the derivative instrument issued in connection with the private placement represents a noncash financing activity.

On October 1, 2007, the Company issued 6.5 million shares of its common stock at a price of $12.50 per share in connection with the acquisition of the MDS Entities.

On February 7, 2007, the Company issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $19.9 million, net of issuance costs. The price of the Company’s common stock on February 7, 2007 was $8.50 per share, resulting in a $3.0 million premium, which was deferred and is being recognized ratably to revenue over a term of seven years.

On June 14, 2006, the Company completed a follow-on public offering of 6.3 million shares of its common stock at a price of $8.75 per share and with aggregate net proceeds of approximately $51.3 million.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, 73,460 warrants to purchase shares of common stock were exercised, resulting in the issuance of 21,000 shares of common stock.

During the year ended December 31, 2006, certain warrant holders exercised warrants to purchase 78,522 shares of the Company’s common stock for aggregate proceeds of approximately $0.5 million.

15.	Related-Party Transactions

On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities. Mr. Utterberg is a director and significant stockholder of NxStage. The Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, which the Company refers to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding common stock increased to approximately 20%. In addition, the Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 0.5 million of the Acquisition Shares remain in escrow to cover potential indemnification claims the Company may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. The Company refers to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company dated October 1, 2007, which the Company refers to as the Consulting Agreement.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Consulting Agreement, Mr. Utterberg and DSU agreed to provide consulting, advisory and related services for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of the Company’s employees, customers or suppliers to alter their relationship with the Company. The Consulting Agreement further provides that (a) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (b) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $0.2 million per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and the Company to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The Company paid Mr. Utterberg and DSU $0.2 million and $0.1 million during 2008 and 2007, respectively.

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

16.	Fair Value Measurements

The Company holds cash equivalents and financial instruments that are carried at fair value. The warrant liability is valued using pricing models which utilize observable inputs. Nonperformance risk of counter-parties is considered in determining the fair value of derivative instruments in an asset position, while the impact of the Company’s own credit standing is considered in determining the fair value of obligations.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Balance

Assets
Money market funds (included in cash and cash equivalents)	$17,748	—	—	$17,748
Liabilities
Warrant liability(1)	—	1,857	—	1,857

(1)	Relates to warrants to purchase shares of the Company’s common stock that were issued on May 28, 2008 and August 1, 2008.

The carrying amount of long-term debt approximates fair value. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17.	Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly information (unaudited, in thousands, except per share data):

	Year Ended December 31, 2008
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$31,005	$31,616	$30,466	$35,676
Gross profit	4,018	4,415	4,782	7,161
Net loss	(13,944)	(12,534)	(14,970)	(9,763)
Net loss per common share, basic and diluted	$(0.38)	$(0.32)	$(0.33)	$(0.21)

	Year Ended December 31, 2007
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$8,374	$10,031	$11,625	$29,934
Gross profit (deficit)	(1,544)	(1,480)	(3,536)	557
Net loss	(11,993)	(12,882)	(16,124)	(17,397)
Net loss per common share, basic and diluted	$(0.41)	$(0.43)	$(0.54)	$(0.47)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of NxStage’s disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, NxStage’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on NxStage’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in NxStage’s internal control over financial reporting occurred during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, NxStage’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2008.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on its assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NxStage Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of NxStage Medical, Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2009

Item 9B.	Other Information

On March 16, 2009, NxStage Medical, Inc. and its subsidiaries, EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation, entered into an amendment to its November 21, 2007 credit and security agreement with a group of lenders led by GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.). The amendment postponed principal payments under the term loan for three months, from April through June 2009, decreased the minimum net revenue covenant and added certain minimum liquidity and minimum adjusted consolidated EBITDA, targets. Interest rates under the facility were increased to a rate of 11.12% per annum on the term loan and LIBOR plus 6.5% per annum with a LIBOR floor of 4% on any borrowings under the revolving credit facility. Additional security was also provided by expanding the collateral base to include all intellectual property held by NxStage and its subsidiaries. Previously only a negative pledge against intellectual property had been provided. The Company paid a $0.5 million amendment fee in connection with this amendment.

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
March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	President, Chief Executive Officer and Director	March 16, 2009

/s/ Robert S. Brown Robert S. Brown	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Philippe O. Chambon Philippe O. Chambon, M.D., Ph.D.	Chairman of the Board of Directors	March 16, 2009

/s/ Daniel A. Giannini Daniel A. Giannini	Director	March 16, 2009

/s/ Craig W. Moore Craig W. Moore	Director	March 16, 2009

/s/ Earl R. Lewis Earl R. Lewis	Director	March 16, 2009

/s/ Jonathan Silverstein Jonathan Silverstein	Director	March 16, 2009

/s/ David S. Utterberg David S. Utterberg	Director	March 16, 2009

EXHIBIT INDEX

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

3.1		Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005	333-126711
3.2		Amended and Restated By-Laws	S-1/A	3.5	10/7/2005	333-126711
4.1		Specimen Certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005	333-126711
4.2		Form of Securities Purchase Agreement, dated May 22, 2008 and a schedule of signatories	8-K	4.1	5/23/2008	000-51567
4.3		Form of Warrant to Purchase Common Stock	8-K	4.2	5/23/2008	000-51567
9.1		Form of Voting Agreement, dated as of May 22, 2008 and a schedule of signatories thereto	8-K	9.1	5/23/2008	000-51567
10	.1#	1999 Stock Option and Grant Plan, as amended	S-1/A	10.1	10/7/2005	333-126711
10	.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.2	10/7/2005	333-126711
10	.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.3	10/7/2005	333-126711
10	.4#	2005 Stock Incentive Plan, as amended by Amendment No. 1, together with Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement and Form of Restricted Stock Agreement	10-Q S-1/A 10-K	10.3 10.22 10.5	11/7/2007 10/20/2005 3/16/2007	000-51567 333-126711 000-51567
10	.5#	2005 Employee Stock Purchase Plan, as amended by Amendment No. 1	10-K	10.5	3/7/2008	000-51567
10	.6#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005	333-126711
10	.7#	Employment Agreement dated October 17, 2005 between the Registrant and Philip R. Licari	S-1/A	10.13	10/20/2005	333-126711
10	.8#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005	333-126711
10	.9#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005	333-126711
10	.10#	Employment Agreement dated November 27, 2006 between Registrant and Robert S. Brown	10-K	10.10	3/16/2007	000-51567
10	.11#	Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.4	5/5/2006	000-51567
10	.12#	Amendment to Non-Qualified Stock Option Agreement dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.5	5/5/2006	000-51567
10	.13#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005	333-126711
10	.14#	Summary of 2006 Executive Compensation and 2006 Corporate Bonus Plan	S-1	10.25	5/17/2006	333-134187
10	.15#	Director Compensation Policy	10-Q	10.2	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

10.16		Loan and Security Agreement dated December 23, 2004 by and between the Registrant and Lighthouse Capital Partners V, L.P.	S-1	10.4	7/19/2005	333-126711
10.17		Second Promissory Note made December 29, 2004 by Registrant in favor of Lighthouse Capital Partners V, L.P.	S-1	10.5	7/19/2005	333-126711
10.18		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners IV, L.P.	S-1	10.6	7/19/2005	333-126711
10.19		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners V, L.P.	S-1	10.7	7/19/2005	333-126711
10.20		Warrant to Purchase Series E Preferred Stock dated September 26, 2002 issued to Comerica Bank	S-1	10.8	7/19/2005	333-126711
10.21		Credit and Security Agreement, dated as of November 21, 2007, by and among the Registrant, EIR Medical, Inc., Medisystems Services Corporation, and Medisystems Corporation, as Borrowers, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Lender, Administrative Agent, Sole Lead Arranger and Sole Bookrunner	8-K	10.1	11/28/2007	000-51567
10.22		Loan and Security Agreement dated as of May 15, 2006 between the Silicon Valley Bank and the Registrant	S-1	10.24	5/17/2006	333-126711
10.23		Standard Form Commercial Lease dated October 17, 2000 between the Registrant and Heritage Place, LLC, as amended by Modification to Standard Form Commercial Lease	S-1	10.10	7/19/2005	333-126711
10.24		Commercial Tenancy-At-Will Agreement dated March 14, 2005 between the Registrant and Osgood St., LLC, as amended by Modification to Tenancy-At-Will Agreement	S-1	10.11	7/19/2005	333-126711
10	.25†	Supply Agreement dated as of October 26, 2004 between the Registrant and B. Braun Medizintechnologie GmbH	S-1	10.17	7/19/2005	333-126711
10	.26†	Supply Agreement dated October 1, 2004 between the Registrant, EIR Medical, Inc. and Membrana GmbH	S-1	10.18	7/19/2005	333-126711
10	.27†	Production Agreement dated as of June 27, 2005 between the Registrant and KMC Systems, Inc.	S-1	10.19	7/19/2005	333-126711
10	.28†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007	000-51567
10	.29†	National Service Provider Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.29	3/16/2007	000-51567
10	.30†	Supply Agreement dated March 27, 2006 between the Registrant and Laboratorios PISA S.A. de C.V.	10-Q	10.01	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

10	.31†	Extracorporeal Disposables Distribution Agreement, dated July 25, 2007, by and between Medisystems Corporation and Henry Schein	10-Q	10.4	11/7/2007	000-51567
10	.32†	Supply and Distribution Agreement, dated February 1, 2001. by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.6	11/7/2007	000-51567
10.33		Stock Purchase Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.31	3/16/2007	000-51567
10.34		Registration Rights Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.32	3/16/2007	000-51567
10.35		Investors’ Rights Agreement dated June 30, 1999 between the Registrant and the Investors, as amended on January 24, 2000, May 24, 2001, April 15, 2003, August 18, 2004, December 23, 2004 and July 8, 2005	S-1	10.9	7/19/2005	333-126711
10	.36†	Agreement, dated December 22, 2003, by and between Medisystems Corporation and DaVita, Inc.	10-Q	10.5	11/7/2007	000-51567
10	.37†	Needle Purchase Agreement, dated January 6, 2008, by and between the Registrant and DaVita, Inc.	10-K	10.37	3/7/2008	000-51567
10.38		Shelter Agreement, dated March 21, 2007 by and among the Registrant, Entrada Partners and Entrada Group de Mexico, S. de R.L. de C.V.	10-Q	10.6	5/9/2007	000-51567
10	.39†	License Agreement, dated June 1, 2007, by and between Medisystems Corporation and DSU Medical Corporation	10-Q	10.2	11/7/2007	000-51567
10.40		Stock Purchase Agreement, dated June 4, 2007, by and between the Registrant and David S. Utterberg.	10-Q	10.1	8/9/2007	000-51567
10.41		Escrow Agreement, dated October 1, 2007, by and between the Registrant, David S. Utterberg and Computershare Trust Company	8-K	10.1	10/4/2007	000-51567
10	.42†	Consulting Agreement, dated October 1, 2007, by and between the Registrant, DSU Medical Corporation and David S. Utterberg	10-Q	10.1	11/7/2007	000-51567
10	.43†	Supply and Distribution Agreement, dated May 6, 2008. by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.43	8/8/2008	000-51567
*10	.44	Amendment No. 4, dated as of March 16, 2009, to the Credit and Security Agreement, dated November 21, 2007, by and among the Registrant, EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation, as Borrowers and GE Business Financial Service Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), individually as a Lender and as Administrative Agent
*21	.1	List of Subsidiaries

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*32	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.