Form 10-Q
period 2009-03-31
NxStage Medical, Inc.
filed 2009-05-08
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 46,574,862 shares of the registrant’s common stock issued and outstanding as of the close of business on May 6, 2008.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,958	$26,642
Accounts receivable, net	9,645	11,886
Inventory	30,424	30,862
Prepaid expenses and other current assets	2,195	2,011

Total current assets	62,222	71,401

Property and equipment, net	11,257	12,254
Field equipment, net	27,903	30,445
Deferred cost of revenues	24,379	23,711
Intangible assets, net	30,305	31,004
Goodwill	42,698	42,698
Other assets	875	553

Total assets	$199,639	$212,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,548	$17,183
Accrued expenses	9,383	10,746
Current portion of long-term debt	10,531	9,110

Total current liabilities	36,462	37,039

Deferred revenue	30,304	29,634
Long-term debt	17,541	21,054
Other long-term liabilities	1,820	1,892

Total liabilities	86,127	89,619
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 46,573,901 and 46,548,585 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	358,619	355,266
Accumulated deficit	(245,475)	(233,247)
Accumulated other comprehensive income	321	381

Total stockholders’ equity	113,512	122,447

Total liabilities and stockholders’ equity	$199,639	$212,066

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$33,735	$31,005
Cost of revenues	26,680	26,987

Gross profit	7,055	4,018

Operating expenses:
Selling and marketing	7,231	6,835
Research and development	2,402	2,126
Distribution	3,684	3,395
General and administrative	4,955	4,815

Total operating expenses	18,272	17,171

Loss from operations	(11,217)	(13,153)

Other expense:
Interest income	11	213
Interest expense	(1,035)	(810)
Other income (expense), net	93	(149)

	(931)	(746)

Net loss before income taxes	(12,148)	(13,899)
Provision for income taxes	80	45

Net loss	$(12,228)	$(13,944)

Net loss per share, basic and diluted	$(0.26)	$(0.38)

Weighted-average shares outstanding, basic and diluted	46,550	36,774

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,228)	$(13,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,119	4,210
Stock-based compensation	1,685	1,486
Other	434	16
Changes in operating assets and liabilities:
Accounts receivable	2,223	(3,073)
Inventory	(1,640)	(17,425)
Prepaid expenses and other assets	50	848
Accounts payable	(462)	2,978
Accrued expenses and other liabilities	398	(1,493)
Deferred revenue	669	4,259

Net cash used in operating activities	(3,752)	(22,138)

Cash flows from investing activities:
Purchases of property and equipment	(320)	(1,187)
Maturities of short-term investments	—	1,100

Net cash used in investing activities	(320)	(87)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	—	2
Proceeds from loans and lines of credit	—	5,000
Net repayments on loans and lines of credit	(2,561)	(15)

Net cash (used in) provided by financing activities	(2,561)	4,987

Foreign exchange effect on cash and cash equivalents	(51)	174

Decrease in cash and cash equivalents	(6,684)	(17,064)
Cash and cash equivalents, beginning of period	26,642	33,245

Cash and cash equivalents, end of period	$19,958	$16,181

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$1,641	$7,527

Transfers from field equipment to deferred cost of revenues	$558	$—

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     NxStage Medical, Inc., or the Company, is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. The System One is cleared by the United States Food and Drug Administration, or the FDA, and sold commercially in the United States for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge. Dialysate used in conjunction with this system in the home is most frequently prepared using the Company’s PureFlow SL hardware and premixed concentrate bags. The Company also sells needles and blood tubing to dialysis centers for the treatment of end-stage renal disease, or ESRD.
     On March 16, 2009, the Company, together with its subsidiaries EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation, entered into an amendment to its November 2007 credit and security agreement with a group of lenders led by GE Business Financial Services Inc. The amendment postponed principal payments under the term loan for three months from April through June 2009, decreased the minimum net revenue covenant and added certain minimum liquidity and minimum adjusted consolidated EBITDA targets. Interest rates under the facility were increased to a rate of 11.12% per annum on the term loan and LIBOR plus 6.5% per annum with a LIBOR floor of 4% on any borrowings under the revolving credit facility. Additional security was also provided by expanding the collateral base to include all of our intellectual property. Previously only a negative pledge against intellectual property had been provided. The Company paid an amendment fee of $0.5 million in connection with this amendment.
     The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future based on its projections. The Company believes, based on current projections, that it has the required resources to fund operating requirements through the first quarter of 2010 and, thereafter provided that it further restructures the repayment schedule on its current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to the Company on favorable terms, if at all.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at March 31, 2009. The December 31, 2008 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year’s financial statements to conform to the 2009 presentation.
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
Concentration of Credit Risk
     The following table summarizes customers who individually comprise greater than 10% of total revenues for the periods shown below:

	Three Months Ended
	March 31,
	2009	2008
Customer A	21%	15%
Customer B	37%	42%
     Sales to Customer A are primarily in the System One segment and sales to Customer B are to one of our significant distributors in the In-Center segment. Half of all Customer B sales are to Customer A.
     Two customers represented 20% and 10% of accounts receivable at March 31, 2009. Two customers represented 26% and 10% of accounts receivable at December 31, 2008.
Warranty Costs
     For a period of one year following the delivery of products to its critical care customers, the Company provides for product repair or replacement if it is determined that there is a defect in material or manufacture of the product. For sales into the critical care market, the Company accrues estimated warranty costs at the time of shipment based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. Following is a rollforward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2008	$235
Provision	27
Usage	(92)

Balance at March 31, 2009	$170
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
     Option to purchase common stock of 0.2 million and 0.7 million at March 31, 2009 and 2008, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements
     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 141(R), Business Combinations, or SFAS141(R), a replacement of SFAS No. 141. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date.
     Since SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and the Company did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also follow the provisions of SFAS 141(R). Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.
     Effective January 1, 2009, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of EITF 07-5 did not have an impact on the Company’s consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP 157-4. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements, or SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. FSP 157-4 is effective for periods ending after June 15, 2009. The Company is currently evaluating the effects, if any, that FSP 157-4 will have on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2. FSP 115-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2 applies to debt securities and is effective for periods ending after June 15, 2009. The Company is currently evaluating the effects, if any, that FSP 115-2 will have on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board, or APB, No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1. FSP 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for periods ending after June 15, 2009. The Company is currently evaluating the effects, if any, that FSP 107-1 will have on its consolidated financial statements.
3. Inventory
     Inventories, stated at lower of cost or market, consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Purchased components	$14,414	$15,296
Work in process	1,725	1,402
Finished goods	14,285	14,164

	$30,424	$30,862

4. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $7.9 million and $7.1 million at March 31, 2009 and December 31, 2008, respectively. Accumulated depreciation on field equipment was $19.6 million and $17.5 million at March 31, 2009 and December 31, 2008, respectively.
5. Intangible Assets
     Accumulated amortization on intangible assets was $4.2 million and $3.5 million at March 31, 2009 and December 31, 2008, respectively.
6. Comprehensive Loss
     The following table presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(12,228)	$(13,944)
Foreign currency translation loss	(60)	(37)

Comprehensive loss	(12,288)	$(13,981)

7. Segment Disclosures
     After careful evaluation of the business activities regularly reviewed by the Company’s chief operating decision-maker for which separate discrete financial information is available, management determined that the Company has two reporting segments, System One and In-Center. In the first quarter of 2009, the Company allocated previously unallocated cost of revenues to its System One and In-Center segments. Prior year segment information has been changed to conform to the current presentation.
     The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment (loss) profit, which consists of sales, less cost of sales, direct selling, marketing and distribution expenses.
     The Company’s management measures are designed to assess performance of these operating segments excluding certain items. As a result, certain corporate expenses are excluded from the segment operating performance measures, including research and development expenses and general and administrative expenses, as they are managed centrally.
     Within the System One segment, the Company sells the System One and related products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. The Company sells essentially the same System One cyclers and disposables within each market and some of the Company’s largest customers in the home market provide outsourced renal dialysis services to hospitals in the critical care market to which the Company sells System One cyclers and disposables. Sales of product to both markets are made through dedicated sales forces and products are distributed directly to the customer, or the patient. Within the In-Center segment, the Company sells blood tubing sets and needles for hemodialysis and needles for apheresis primarily for the treatment of ESRD patients at dialysis centers. Nearly all In-Center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended March 31, 2009
Revenues from external customers	$18,822	$14,913	—	$33,735
Segment (loss) profit	(5,616)	1,755	(7,356)	(11,217)
Segment assets	74,694	17,657	107,288	199,639

Three Months Ended March 31, 2008
Revenues from external customers	$14,867	$16,138	$—	$31,005
Segment (loss) profit	(7,834)	1,622	(6,941)	(13,153)
Segment assets	86,042	15,666	107,797	209,505
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	March 31,	December 31,
	2009	2008
Total segment assets	$92,351	$96,904
Corporate assets:
Cash and cash equivalents	19,958	26,642
Property and equipment, net	11,257	12,254
Intangible assets, net	30,305	31,004
Goodwill	42,698	42,698
Prepaid and other assets	3,070	2,564

Total assets	$199,639	$212,066

8. Income Taxes
     The Company’s provision for income taxes of $0.1 million for both the three months ended March 31, 2009 and 2008 relates to the profitable operations of certain foreign entities.
9. Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 include stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$294	$255
Selling and marketing	664	549
Research and development	137	124
General and administrative	590	558

	$1,685	$1,486

Stock Options
     The Company grants stock options to employees, officers and directors under its current stock plans. The Company granted 1,528,430 and 1,197,150 stock options during the three months ended March 31, 2009 and 2008, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $1.16 and $2.95 per option, respectively.
Performance-Based Plans
     In March 2009, the Company committed to grant up to 1,591,250 performance-based restricted stock units to certain employees and executive officers. The grants are being recognized as compensation expense, adjusted as necessary based on the number of awards expected to vest, over the requisite service period of three years using the graded vesting method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.
     In March 2009, the Company approved its 2009 corporate bonus plan, or the 2009 Bonus Plan. Payout under the 2009 Bonus Plan is based on the Company’s financial performance for the year ended December 31, 2009 and may be paid in cash, or in restricted stock units, at the discretion of the Compensation Committee of the Company’s Board of Directors. The estimated payout under the 2009 Bonus Plan is being recognized as compensation expense during 2009 and has been classified as a liability on the Company’s condensed consolidated balance sheet.
     The Company recorded $0.2 million in stock-based compensation expense during the three months ended March 31, 2009 in connection with these Performance-Based Plans. As of March 31, 2009, unrecognized compensation expense of $1.9 million is expected to be recognized over a one and three year period for the 2009 Bonus Plan and performance-based grants, respectively.
10. Stockholders’ Equity
          On May 22, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of an aggregate of 9.6 million shares of its common stock and warrants to purchase 1.9 million shares of its common stock. The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. As a result, the fair value of the warrants to purchase 1.9 million shares of the Company’s common stock issued in connection with this private placement of $1.9 million at December 31, 2008 was reclassified from a current liability to equity on
January 1, 2009. The reclassification on January 1, 2009 represents a noncash financing activity.
11. Related-Party Transactions
          On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder of the Company, under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, which the Company refers to as the MDS Entities. The acquisition of the MDS Entities, which the Company refers to as the Medisystems Acquisition, was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In consideration for the Medisystems Acquisition, the Company issued Mr. Utterberg 6.5 million shares of common stock, which the Company refers to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of the Company’s outstanding common stock increased to approximately 20%. In addition, the Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 0.5 million of the Acquisition Shares remain in escrow to cover potential indemnification claims the Company may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of the Company, the Company acquired rights under an existing license agreement between Medisystems and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. The Company refers to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company dated October 1, 2007, which the Company refers to as the Consulting Agreement.
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
          The Company assumed a $2.8 million liability owed to DSU as a result of the acquisition of the MDS Entities. The amount owed represented consideration owed to DSU by the MDS Entities for the termination of a royalty-bearing sublicense agreement of $0.1 million and the one-time payment for the establishment of the royalty-free license agreement of $2.7 million. The Company paid $2.0 million of the liability owed during the quarter ended March 31, 2008 and the remaining liability of $0.6 million, net of receivable from DSU for reimbursements of costs related to the acquisition of $0.2 million, during the quarter ended September 30, 2008.
     As of March 31, 2008, the Company had a receivable for reimbursement of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU. During the quarter ended September 31, 2008, approximately $0.2 million was collected and the remaining was offset against amounts owed by the Company to DSU.
     Under the Consulting Agreement, Mr. Utterberg and DSU agreed to provide consulting, advisory and related services for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed during the term of the agreement not to compete with the Company during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of the Company’s employees, customers or suppliers to alter their relationship with the Company. The Consulting Agreement further provides that (a) Mr. Utterberg and DSU assign to the Company certain inventions and proprietary rights received by him/it during the term of the agreement and (b) the Company grants Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $0.2 million per year, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and the Company to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The Company paid Mr. Utterberg and DSU $50,000 during both the three months ended March 31, 2009 and 2008.
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
     The Securities Purchase Agreement executed in connection with the private placement required that the Company appoint one individual nominated by OrbiMed to its Board of Directors upon the earlier of the second closing of the Private Placement or sixty days after the first closing of the Private Placement. The appointment of Mr. Silverstein, a general partner of OrbiMed Advisors, LLC, on July 23, 2008, to the Board satisfied this requirement. OrbiMed purchased an aggregate of 5.6 million shares and warrants to purchase 1.1 million shares of the Company’s common stock in connection with the private placement at a price similar to that of unaffiliated investors.
12. Fair Value Measurements
     At March 31, 2009, the Company’s had $12.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis using level 1 inputs as defined in SFAS No. 157, Fair Value Measures.
13. Subsequent Events
     On April 10, 2009, the Company entered into a long-term supply agreement with Laboratorios PiSA, or Pisa, pursuant to which Pisa has agreed to supply, on a non-exclusive basis, premixed dialysate through December 2011 in exchange for annual minimum purchase commitments. This agreement replaces the Company’s prior agreement with Pisa that expired on December 31, 2008. Either party may terminate the PisaAgreement (a) for any material uncured breach of the agreement, or (b) upon the insolvency of the other party.
     On May 7, 2009, NxStage Medical, Inc., or NxStage, entered into an International Distribution, Agreement, or the Agreement, with Kimal plc, or Kimal. Pursuant to the terms of the Agreement, Kimal was granted exclusive distribution rights with respect to the System One in the United Kingdom and the Republic of Ireland for five years, expiring April 30, 2014, in exchange for agreed upon minimum purchase requirements. Kimal also is granted certain distribution rights for Streamline blood tubing sets and ButtonHole needles under the Agreement. Either party may terminate the Agreement for any material uncured breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2009 and 2008, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, revenues, cost of revenues, distribution expenses, sales and marketing expenses, general and administrative expenses, research and development expenses, the impact of the acquisition of Medisystems Corporation, our liquidity and capital resources, and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
Overview
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as hospital and clinic-based dialysis. We also sell needles and blood tubing sets primarily to dialysis centers for the treatment of ESRD. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD.
     We report the results of our operations in two segments: the System One segment and the In-Center segment. In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, and the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets primarily used for in-center dialysis treatments.
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
     We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. At the time of these early marketing efforts, our System One was cleared by the FDA under a general indication statement, allowing physicians to prescribe the System One for hemofiltration, hemodialysis and/or ultrafiltration at the location, time and frequency they considered in the best interests of their patients. Our original indication did not include a specific home clearance, and we were not able to promote the System One for home use at that time. The FDA cleared the System One in June 2005 for hemodialysis in the home. We are presently pursuing a nocturnal indication for the System One under an FDA-approved investigational device exemption, or IDE, study started in the first quarter of 2008. Enrollment in this study is ongoing.
     Our business expanded significantly in late 2007 in connection with the Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis.

The In-Center segment is significantly more mature than our System One segment. Our MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis centers. This product is early in its market launch and adoption has been somewhat limited to date. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.
     Our customers, who include dialysis centers and hospitals, receive reimbursement for the dialysis treatments provided with our products typically from Medicare, and to a lesser degree from private insurers. Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for dialysis therapy using the System One or our blood tubing sets and needles are typically submitted by the dialysis center or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Medicare presently limits reimbursement for chronic hemodialysis to three treatments per week, absent a finding of medical justification. Because most of our System One home dialysis patients are treated more than three times a week, expanding Medicare reimbursement over time to more predictably cover more frequent therapy may be critical to the market penetration of the System One in the home market and to our revenue growth in the future.
     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. Specifically, we manufacture our System One Cycler and PureFlow SL hardware, and assemble, package and label our PureFlow SL disposables within our Fresnillo, Mexico facility. We manufacture components used in our System One cartridge assembly, and assemble the System One disposable cartridge and some blood tubing sets and other ancillary products in Tijuana, Mexico. We manufacture our dialyzers in Rosdorf, Germany. We outsource the manufacture of premixed dialysate, needles and some blood tubing sets.
     In our System One segment, we market the System One in the United States home and critical care markets through a direct sales force in the United States primarily to dialysis centers, for ESRD hemodialysis patients, and hospitals. In our In-Center segment, we market our blood tubing and needle products primarily through distributors, although we also have a small dedicated sales force for that business. Nearly all In-center sales are made to customers in the United States, with very limited amounts sold internationally through distributors. In May 2009, we announced our first international distribution agreement for the System One with Kimal plc. With the exception of very limited early sales of the System One in Canada, all System One segment revenues have been historically derived in the United States. Under our agreement with Kimal, we will now begin selling the System One, as well as Streamline and ButtonHole needles in the United Kingdom and Ireland.
     Since inception, we have incurred losses every quarter and at March 31, 2009, we had an accumulated deficit of approximately $245.5 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.
     We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future based on our projections. On March 16 2009, we amended certain terms under our current credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements through the first quarter of 2010 and thereafter; provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions, of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.
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
     Our rental contracts with dialysis centers for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one year, and are automatically renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes that provide for the purchase or rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
     In early 2007, we entered into long-term home market contracts for the System One with three larger dialysis chains, including DaVita. Each of these agreements has a term of at least three years, and may be cancelled upon a material breach, subject to certain curing rights. These contracts provide the option to purchase as well as rent the System One equipment, and, in the case of the DaVita contract, DaVita has agreed to purchase rather than rent a significant percentage of its future System One equipment needs. In the home market, we expect, at least in the near term, that the majority of dialysis providers will choose to rent rather than purchase the System One. As of March 31, 2009, we had deferred approximately $30.3 million of revenues primarily related to the sale of equipment in the home market.
     Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. We expect, at least in the near term, as hospitals face increased pressure to reduce capital spending, more of our sales will include the rental rather than the sale of our System One hardware than we have experienced in the past. As our business matures, we are starting to derive a small amount of revenue from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. To further support service in this market, we recently implemented a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is not offered for the home business within our System One segment. Bio-medical training is typically provided under a one year contract following the expiration of our standard one-year warranty period for System One hardware. Similar to our home business, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service and bio-medical training contracts.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein our primary distributor, represented approximately 83% and 81% of our In-Center segment revenues during the three months ended March 31, 2009 and 2008, respectively. Revenues from our two other significant distributors over the same periods were approximately 16% and 15%, respectively, of our In-Center segment revenues. Sales to DaVita, through Henry Schein, represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements with us covering the In-Center segment: one for needles and one for blood tubing sets. DaVita’s purchase obligations with respect to needles expire in January 2013. Its purchase obligations with respect to blood tubing sets expire in September 2009. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes due to variations in inventory management policies with both our distributors and end users. Management regularly monitors the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.
     Our distribution contracts for our In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns. As of March 31, 2009, we had $2.1 million reserved against trade accounts receivable for future sales incentives. We recorded $2.5 million and $2.0 million during the three months ended March 31, 2009 and 2008, respectively, as a reduction of sales in connection with sale incentives.
     Our agreement with Henry Schein, our primary distributor for the In-Center segment, will expire in July 2009 and our agreements with the other primary two distributors for the In-Center segment are scheduled to expire in July 2011 and July 2009, respectively. We and Henry Schein have provided notice of intent to renew the agreement and we are currently in discussions with Henry Schein to extend or renew the agreement. However, we have no assurance that we will be able to negotiate an extension of any of these agreements. If we are unable to negotiate an extension of either agreement, we would need to seek alternative distribution relationships or to sell our In-Center segment products directly to end users.

     DaVita continues to be our most significant customer for both segments. We have long-term agreements covering products sales to DaVita in both the System One and In-Center segments; however, certain of these agreements are scheduled to expire in 2009. Our agreement for blood tubing sets in the In-Center segment expires in September 2009. The initial term of our agreement for the home market with DaVita is scheduled to expire in December 2009. The loss of any of this business, at least in the near term, would have an adverse effect on our business.
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
     Distribution. Distribution expenses include the freight costs of delivering our products to our customers or our customers’ patients, depending on the market and the specific agreements with our customers, salary, benefits and stock-based compensation for distribution personnel and the cost of any equipment lost or damaged in the distribution process. We use common carriers and freight companies to deliver our products and we do not operate our own delivery service. Also included in this category are the expenses of shipping products under warranty from customers back to our service center for repair and the related expense of shipping a replacement product to our customers or their patients.
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

	Three Months Ended
	March 31,
	2009	2008
Revenues	100%	100%
Cost of revenues	79%	87%

Gross profit	21%	13%

Operating expenses:
Selling and marketing	21%	22%
Research and development	7%	7%
Distribution	11%	11%
General and administrative	15%	16%

Total operating expenses	54%	56%

Loss from operations	(33%)	(43%)

Other expense:
Interest income	0%	1%
Interest expense	(3%)	(3%)
Other income (expense), net	—	—

	(3%)	(2%)

Provision for income taxes	—	—

Net loss	(36%)	(45%)

Comparison of the Three Months Ended March 31, 2009 and 2008
Revenues
     Our revenues for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		March 31,
	2009		2008
System One segment
Home	$14,354	43%	$10,546	34%
Critical Care	4,468	13%	4,321	14%

Total System One segment	18,822	56%	14,867	48%
In-Center segment	14,913	44%	16,138	52%

Total	$33,735	100%	$31,005	100%

     The increase in revenues was attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients as we continue to penetrate the market place.
     In the home market, revenue increased $3.8 million, or 36%, for the three months ended March 31, 2009, versus the prior year comparable period as a result of an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenue increased $0.1 million, or 3%, for the three months ended March 31, 2009, versus the prior year comparable period as a result of higher consumables sales volumes. Higher consumable revenue is a result of the increase in the installed base of System One units. Future demand for our products for both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home market are expected to continue to increase as we further penetrate the market place. However, in the critical care market we expect, at least in the short-term, to see a shift to a more conservative capital spending environment as hospitals face pressure to reduce capital spending.
     In-Center segment revenue decreased $1.2 million, or 8%, for the three months ended March 31, 2009, versus the prior year comparable period as a result of lower sales volumes due primarily to changes in distributor inventory levels. We expect future demand will be susceptible to some variation due to changes in inventory management policies with both our distributors and end customers.
Cost of Revenues and Gross Profit
     Our cost of revenues for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	Change	Change
System One segment	$14,765	$13,725	$1,040	8%
In-Center segment	11,915	13,262	(1,347)	(10%)

Total Cost of revenue	$26,680	$26,987	$(307)	(1%)

     Gross profit for the System One segment increased $2.9 million, or 255%, from $1.1 million for the three months ended March 31, 2008 to $4.1 million for the three months ended March 31, 2009 as a result of lower overall costs of manufacturing as we continue to realize the benefits of certain cost saving initiatives such as the transition of manufacturing to lower cost labor markets, improvements in product design and reliability and the favorable impact of foreign currency rates versus the U.S. dollar.
     Gross profit for the In-Center segment increased $0.1 million, or 4%, from $2.9 million for the three months ended March 31, 2008 to $3.0 million for the three months ended March 31, 2009 due to lower manufacturing costs as we continue to realize the benefits of certain cost savings initiatives.
     We expect the cost of revenues as a percentage of revenues to continue to decline over time for four general reasons. First, we expect to introduce additional process improvements and product design changes that have inherently lower cost than our current products. Second, although substantially complete, we plan to continue the transition of some service capabilities pertaining to certain products, including the System One cycler and PureFlow SL, to lower labor cost markets. Third, we expect to continue to improve product reliability, which would reduce service costs. Finally, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. We cannot, however, guarantee that our expectations will be achieved with respect to our cost reduction plans.
Selling and Marketing
     Our selling and marketing expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	Change	Change
System One segment	$6,322	$5,936	$386	7%
In-Center segment	909	899	10	1%

Total Selling and marketing	$7,231	$6,835	$396	6%

          The increase in selling and marketing expense was primarily the result of higher personnel and personnel-related costs due to expanded sales and marketing and customer service functions. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and other products, particularly Streamline, in the in-center market, and as we add additional sales support and marketing personnel.
Research and Development
     Our research and development expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	Change	Change
Research and development	$2,402	$2,126	$276	13%

          The increase in research and development expense was the result of increased clinical trial costs due to increased patient registration in our IDE nocturnal trial and FREEDOM study and increased personnel and personnel related costs due to increased headcount. We expect research and development expenses will increase in absolute dollars but remain constant as a percentage of sales in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our IDE nocturnal trial and FREEDOM study.
     Distribution
     Our distribution expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	Change	Change
System One segment	$3,350	$3,040	$310	10%
In-Center segment	334	355	(21)	(6%)

Total Distribution	$3,684	$3,395	$289	9%

     The increase in distribution expenses was primarily a result of increased shipments of products to the growing number of patients in the System One segment offset by a decrease due to decreased sales volume in the In-Center segment. Distribution expense was 11% of revenue for both the three months ended March 31, 2009 and 2008. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
General and Administrative
     Our general and administrative expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2009	2008	Change	Change
General and administrative	$4,955	$4,815	$140	3%

     The increase in general and administrative expenses was primarily a result of higher personnel and personnel-related costs, due to increased headcount, and higher spending on information technology, legal support and insurance.
          General and administrative expenses as a percentage of revenue decreased to 15% for the three months ended March 31, 2009 versus 16% for the three months ended March 31, 2008. The decrease was due to our continued initiative to leverage our overhead structure. We expect that general and administrative expenses will remain relatively flat in the near term as we continue to leverage our existing structure.
Other Income and Expense
     Interest income decreased $0.2 million, or 95%, for the three months ended March 31, 2009, versus the prior year comparable period due to lower interest rates on investments. Interest income is derived primarily from investments in money market funds.
     Interest expense increased $0.2 million, or 28%, for the three months ended March 31, 2009, versus the prior year comparable period due primarily to an increase in our outstanding borrowings during the three months ended March 31, 2009. Interest expense is derived primarily from borrowings under our credit and security agreement with GE that we entered into in November 2007, and subsequently amended in March 2009.
     Other income of $0.1 million and expense of $0.1 million for the three months ended March 31, 2009 and 2008, respectively, is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.1 million for both the three months ended March 31, 2009 and 2008, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of March 31, 2009, our accumulated deficit was $245.5 million and we had cash and cash equivalents of $20.0 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are ongoing revenues and borrowings under our credit and security agreement with GE which consists of a $30.0 million term loan, of which $27.9 million remained outstanding as of March 31, 2009, and a $20.0 million revolving credit facility. As of March 31, 2009, we had borrowing availability under our revolving credit facility and no borrowing availability under our term loan. However, our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter. A significant factor affecting the management of our ongoing cash requirements is our ability to execute upon cost reduction initiatives to lower product cost.

     The credit and security agreement, as amended, includes covenants that (a) require us to achieve certain minimum net revenue and certain minimum adjusted consolidated EBITDA targets and maintain certain minimum liquidity, including revolving loan availability, unrestricted cash, cash reserved for compliance with this covenant and cash equivalents, (b) place limitations on our and our subsidiaries’ ability to incur debt, (c) place limitations on our and our subsidiaries’ ability to grant or incur liens, carry out mergers, and make investments and acquisitions, and (d) place limitations on our and our subsidiaries’ ability to pay dividends, make other restricted payments, enter into transactions with affiliates, and amend certain contracts. The credit agreement contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, GE has a number of remedies, including sale of our assets, control of our cash and cash equivalents, and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business. We are in compliance with all debt covenants as of March 31, 2009.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.4 million as other long-term liabilities at March 31, 2009 for costs associated with these plans. The expense recorded in connection with these plans was not significant for the three months ended March 31, 2009.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash used in operating activities	$(3,752)	$(22,138)
Net cash used in investing activities	(320)	(87)
Net cash (used in) provided by financing activities	(2,561)	4,987
Effect of exchange rate changes on cash	(51)	174

Net cash flow	$(6,684)	$(17,064)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations for the three months ended March 31, 2009 include increases in inventory purchases of System One and PureFlow SL hardware and disposables to support the growing number of patients offset by decreases in accounts receivable as a result of our continued focus on cash collections and the timing of payments from large customers. Significant uses of cash from operations for the three months ended March 31, 2008 include increases in accounts receivable and increased inventory purchases of System One and PureFlow SL hardware as we began closing out our outside manufacturing contracts. Non-cash transfers from inventory to field equipment and deferred costs for the placement of rental units and sales to our customers represented $1.6 million and $7.5 million during the three months ended March 31, 2009 and 2008, respectively. Non-cash transfers from field equipment to deferred costs for sales of units to customers represented $0.6 million for the three months ended March 31, 2009 or 2008.
     Net Cash Used in Investing Activities. Net cash used in investing activities reflected purchases of property and equipment of $0.3 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Net maturities of short-term investments were $1.1 million for the three months ended March 31, 2008. This activity varies from period to period based upon our cash availability and requirements.
     Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities during the three months ended March 31, 2009 included $2.1 million of principal payments under our term loan with GE and a $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE. Unless we are able to further restructure our repayment schedule under our current credit and security agreement with GE, we will be required to pay principal payments of $7.0 million, $14.0 million and $6.9 million during 2009, 2010 and 2011, respectively. Net cash provided by financing activities during the three months ended
March 31, 2008 included $5.0 million of additional borrowings under our term loan with GE.
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. On March 16, 2009, we amended certain terms under our current credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements through the first quarter of 2010 and thereafter; provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including the availability of credit, rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

     The following table summarizes our contractual commitments as of March 31, 2009 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$28,972	$11,781	$17,191	$—	$—
Operating leases	5,344	1,732	3,292	320	—
Purchase obligations (2)	55,634	27,490	22,204	3,168	2,772

Total	$89,950	$41,003	$42,687	$3,488	$2,772

(1)	Includes repayment of 3% maturity premium on term loan of $900,000.

(2)	Purchase obligations include purchase commitments for System One components, primarily for equipment, blood tubing sets, needles, and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at the Company’s option.
Summary of Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
     A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no changes to our critical accounting policies and estimates since December 31, 2008. This summary should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
Related-Party Transactions
     On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg, one of our directors and a significant stockholder, under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, which we refer to as the MDS Entities. The acquisition of the MDS Entities, which we refer to as the Medisystems Acquisition was completed on October 1, 2007 and, as a result, each of the MDS Entities is a direct or indirect wholly-owned subsidiary of NxStage. In addition, as a result of completion of the Medisystems Acquisition, the supply agreement, dated January 2007, with Medisystems Corporation, under which Medisystems Corporation agreed to provide cartridges for use with the System One, was terminated with no resulting gain or loss recognized. In consideration for the Medisystems Acquisition, we issued Mr. Utterberg 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. As a result of the Medisystems Acquisition and the issuance of the Acquisition Shares to Mr. Utterberg, Mr. Utterberg’s aggregate ownership of our outstanding common stock increased to approximately 20%. In addition, we may be required to issue additional shares of our common stock to Mr. Utterberg. Pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. An aggregate of 0.5 million of the Acquisition Shares remain in escrow to cover potential indemnification claims we may have against Mr. Utterberg. In connection with the Medisystems Acquisition and as a result of Medisystems Corporation, one of the MDS Entities, becoming a direct wholly-owned subsidiary of ours, we acquired rights under an existing license agreement between Medisystems Corporation and DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. We refer to this agreement as the License Agreement. Additionally, as a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the Consulting Agreement.
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
     Under the Consulting Agreement, Mr. Utterberg and DSU will provide consulting, advisory and related services to us for a period of two years following the consummation of the Medisystems Acquisition. In addition, under the terms of the Consulting Agreement, Mr. Utterberg and DSU have agreed not to compete with NxStage during the term of the Consulting Agreement in the field defined in the Consulting Agreement and not to encourage or solicit any of our employees, customers or suppliers to alter their relationship with us during the term of the agreement. The Consulting Agreement further provides that (1) Mr. Utterberg and DSU assign to us certain inventions and proprietary rights received by him/it during the term of the agreement and (2) we grant Mr. Utterberg and DSU an exclusive, worldwide, perpetual, royalty-free irrevocable, sublicensable, fully paid license under such assigned inventions and proprietary rights for any purpose outside the inventing field, as defined in the Consulting Agreement. Under the terms of the Consulting Agreement, Mr. Utterberg and DSU will receive an aggregate of $200,000 per year during the term of the agreement, plus expenses, in full consideration for the services and other obligations provided for under the terms of the Consulting Agreement. The Consulting Agreement also requires Mr. Utterberg and NxStage to indemnify each other in the event of certain breaches and failures under the agreement and requires that any such indemnification liability be satisfied with shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. We paid Mr. Utterberg and DSU $50,000 in fees during both the three months ended March 31, 2009 and 2008, respectively, for consulting services under this agreement.
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
     As of March 31, 2008, we had a receivable for reimbursement of costs related to the acquisition in the amount of $0.4 million from Mr. Utterberg and DSU. During the quarter ended September 31, 2008, approximately $0.2 million was collected and the remaining was offset against amounts owed by us to DSU.
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
     The Securities Purchase Agreement executed in connection with the private placement required that we appoint one individual nominated by OrbiMed to our Board of Directors upon the earlier of the second closing of the Private Placement or sixty days after the first closing of the Private Placement. The appointment of Mr. Silverstein, a general partner of OrbiMed Advisors, LLC, on July 23, 2008, to the Board satisfied this requirement. OrbiMed purchased an aggregate of 5.6 million shares and warrants to purchase 1.1 million shares of our common stock in connection with the private placement at a price similar to that of unaffiliated investors.
Off-Balance Sheet Arrangements
     Since inception we have not engaged in any off-balance sheet financing activities except for leases which are properly classified as operating leases and disclosed in the “Liquidity and Capital Resources” section in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Recent Accounting Pronouncements
     Effective January 1, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141(R), Business Combinations, or SFAS 141 (R), a replacement of SFAS No. 141. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (5) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date.
     Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on our consolidated financial statements. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also follow the provisions of SFAS 141(R). Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.
     Effective January 1, 2009, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of EITF 07-5 did not have an impact on our consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS No. 157-4. FSP FAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements, or SFAS No. 157. FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. FSP FAS No. 157-4 is effective for periods ending after June 15, 2009. We are currently evaluating the effects, if any, that FSP FAS No. 157-4 will have on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP No. 115-2. FSP No. 115-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP No. 115-2 applies to debt securities and is effective for periods ending after June 15, 2009. We are currently evaluating the effects, if any, that FSP No. 115-2 will have on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board, or APB, 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP No. 107-1. FSP No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 is effective for periods ending after June 15, 2009. We are currently evaluating the effects, if any, that FSP No. 107-1will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the three months ended March 31, 2009, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2008.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We believe our largest future product market opportunity is the home hemodialysis market. However this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2006, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. Further, the number of nephrologists and dialysis clinics able or willing to prescribe home hemodialysis or establish and support home hemodialysis programs is also unknown. Many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.
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
     New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. In 2008, the Centers for Medicare and Medicaid Services released new Conditions for Coverage applicable to our customers. These Conditions for Coverage impose water testing requirements on our patients using our PureFlow SL product. These water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.
     Finally we are in a developing market and we will need to continue to devote significant resources to developing the home market. We cannot be certain that this market will develop, how quickly it will develop or how large it will be.
We require significant capital to build our business, and financing may not be available to us on reasonable terms, if at all.
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby approximately half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. Our agreement with DaVita signed in early 2007 departs from the rental model, which helps us to conserve cash flow. In that agreement, DaVita agreed to purchase all of its System One equipment then being rented from us and to buy a significant percentage of its future System One equipments needs. The initial term of that agreement, however, expires in December 2009. In addition to these cash requirements, at the beginning of 2009, we commenced paying down the principal in 2009 on the debt we borrowed under our credit and security agreement with GE. We believe, based on current projections, that we have the required resources to fund operating requirements through the first quarter of 2010 and thereafter; provided that we further restructure our repayment schedule on our current credit and security agreement with GE. Future capital requirements will depend on many factors, including availability of credit, the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.
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
We have limited operating experience, a history of net losses and an accumulated deficit of $245.5 million at March 31, 2009. We cannot guarantee if, when and the extent that we will become profitable, or that we will be able to maintain profitability once it is achieved.
     Since inception, we have incurred losses every quarter and at March 31, 2009, we had an accumulated deficit of approximately $245.5 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, while we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will remain positive, continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable is dependent principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing our reliability, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.
     Our PureFlow SL hardware, introduced into the market in July 2006, is intended to improve our profitability. PureFlow SL is an accessory module to the System One that allows for the preparation of high purity dialysate in the patient’s home using ordinary tap water and dialysate concentrate, allowing patients with ESRD to more conveniently and effectively manage their home hemodialysis therapy by eliminating the need for bagged fluids. The gross margin of this product is expected to be more favorable to NxStage than the gross margin on our bagged fluids and is an important part of our strategy to achieve profitability. Over 70% of all of our home patients are currently using PureFlow SL. We continue to work to improve product reliability, and to introduce PureFlow SL product design enhancements that will improve utilization of disposables and user experience. Any failure to further improve reliability and user experience, and to improve the utilization of disposables, each of which is critical to achieving improved margins for PureFlow SL, would impair our ability to achieve profitability. Failure to further improve reliability will also negatively impact our distribution costs, which would adversely affect our ability to achieve profitability.
     We have completed the transition of manufacturing of our Cycler and PureFlow SL equipment to Mexico and continue to transfer servicing to Mexico in order to take advantage of lower labor costs. Any failure or unforeseen difficulties in connection with these transitions or in maintaining or improving product reliability in the process, would adversely affect our ability to achieve profitability.
We entered into a credit and security agreement in November 2007, and as of March 31, 2009, we had borrowed $27.9 million thereunder. We may not be able to borrow the full amount available under that credit facility, and we are obligated to repay principal on the amounts we have already borrowed under that credit facility in 2009 and beyond. Further, if we fail to comply with all terms and covenants under our credit agreement, we may go into default under the credit facility which could trigger, among other things, the acceleration of all of our indebtedness thereunder or the sale of our assets.
     On November 21, 2007, we obtained a $50.0 million credit and security agreement from a group of lenders led by Merrill Lynch Capital, which was subsequently acquired by GE, for a term of 42 months. The credit and security agreement consists of a $30.0 million term loan and a $20.0 million revolving credit facility. We borrowed $25.0 million under the term loan in November 2007, and borrowed the remaining $5.0 million in March 2008. We used $4.9 million of the proceeds from the term loan to repay all amounts owed under a term loan dated May 15, 2006 with Silicon Valley Bank. In March 2009, we amended our credit and security agreement with GE to postpone principal payments under the term loan for three months from April 2009 through June 2009, and modify certain covenants and the interest rate on the term loan and revolving credit facility. In connection with this amendment, we also granted our facility lenders a security interest in all of our intellectual property, increasing the collateral securing this facility to include nearly all of our assets. Borrowings under the term loan, as amended in March 2009, bear interest at a rate of 11.12% per annum. Interest on the term loan is paid on a monthly basis and principal payments of $7.0 million are due in the remainder of 2009 and $14.0 million and $6.9 million are due in 2010 and 2011, respectively. We will also be required to pay a maturity premium of $0.9 million at the time of loan payoff. Our borrowing capacity under the revolving credit facility is subject to the satisfaction of certain conditions and calculation of the borrowing amount. There is no guarantee that we will be able to borrow the full amount, or any funds, under the revolving credit facility. Any borrowings under the revolving credit facility will bear interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. There is an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which are charged in the event the revolving credit facility is terminated prior to May 21, 2011 of 4% in year one, 2% in year two, and 1% thereafter.
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
We compete against other dialysis equipment manufacturers with much greater financial resources and established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products. Our competitors may also introduce new products or features which could impair the competitiveness of our own product portfolio.
     Our product lines in the in-center market compete directly against products produced by Fresenius Medical Care AG, Gambro AB, Nipro, B. Braun, Baxter Healthcare, JMS and others. Our System One in the critical care market competes against Gambro AB, Fresenius Medical Care AG, Baxter Healthcare, B. Braun and others. Our System One in the home market is currently the only system specifically indicated for the use in the home market in the United States. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, had been subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Fresenius and Baxter have each made public statements that they are either contemplating or actively developing new and/or improved systems for home hemodialysis. Fresenius made these statements in connection with their recent acquisition of Renal Solutions, Inc., and Baxter made them in connection with the announcement of a research and development collaboration with DEKA Research & Development Corporation and HHD, LLC. We are unable to predict when products from these or other companies may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
Our continued growth is dependent on our development and successful commercialization of new and improved products.
     Our future success will depend in part on timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. An inability, for technological or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. We cannot assure that our developments will keep pace with the marketplace, or that our new or improved products will adequately meet the requirements of the marketplace.
The success and growth of our business will depend upon our ability to achieve expanded market acceptance of our System One and In-Center products.
     In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that our system provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince all of these constituencies, but to a lesser degree, patients, that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:
•	the failure by us to demonstrate to operators of dialysis clinics, hospitals, nephrologists, dialysis nurses, patients and others that our products are equivalent or superior to existing therapy options;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis clinics;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients and their caregivers, such as the recently adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors, including Medicare and any negative impact of the “bundle” payment method to be introduced by the Centers for Medicare and Medicaid Services, or CMS, in 2011.
     In addition, the future growth of our business depends, to a lesser degree, upon the successful launch and market acceptance of our latest generation blood tubing set product, Streamline. Streamline is designed to be a high-quality, high-performance blood tubing set that is expected to yield valuable savings and improved patient outcomes for those clinics that adopt it for use. Market penetration of this product is quite limited to date, and it is not possible to predict whether and to what extent current and future customers will elect to use this product instead of more established or competitive blood tubing sets. If we are unable to convert customers to the Streamline product and receive more widespread commercial acceptance of this product, our ability to achieve our growth and profitability objectives could be impaired.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase other risks that affect our business.
     The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materiality and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty has led to reductions in capital investments, overall spending levels and future product plans and sales projections. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the current market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, revenues in the in-center market could be impacted due to changes in inventory management policies with both our distributors and end customers. In addition, the impact of tightened credit markets on hospitals could continue to impair the manner and pace in which we sell equipment in the critical care market or delay equipment placements. Hospitals facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows.
Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home products, and adverse changes to reimbursement would likely negatively affect the adoption or continued sale of our home products.
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With over 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. We understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge to them. CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
As we continue to commercialize the System One, Streamline and our other products, we may have difficulty managing our growth and expanding our operations successfully.
     As the commercial launch of the System One and Streamline continues, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
If we are unable to improve on the product reliability of our System One product, our ability to grow our business and achieve profitability could be impaired.
     We continue to experience product reliability issues associated with our System One and PureFlow SL that are higher than we expect long-term, and have led us to incur increased service and distribution costs, as well as increase the size of our field equipment base. This, in turn, negatively impacts our gross margins and increases our working capital requirements. Additionally, product reliability issues can also lead to decreases in customer satisfaction and our ability to grow or maintain our revenues. We continue to work to improve product reliability for these products, and have achieved some improvements to date. If we are unable to continue to improve product reliability of our System One and PureFlow SL products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
We have a significant amount of System One field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
     Because a significant percentage of our System One home care business continues to rely upon an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
Our national service provider agreement with DaVita confers certain geographic market rights to DaVita and limits our ability to sell the System One in the home market to Fresenius, both of which may present a barrier to adoption of the System One in the home.
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Collectively, these entities provide treatment to more than 60% of U.S. dialysis patients. Additionally, DaVita has certain dialysis supplies purchase obligations to Gambro under a long-term preferred supplier agreement. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors.
     In February 2007, we entered into an agreement with DaVita which conferred certain market rights for the System One and related supplies for home hemodialysis therapy. Under that agreement, DaVita was granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the U.S. ESRD patient population, and limited exclusivity in the majority of all other U.S. geographies, subject to DaVita’s meeting certain requirements, including patient volume commitments and new patient training rates. If certain minimum patient numbers or training rates are not achieved, DaVita can lose all or part of its preferred geographic rights. The agreement further limited, but did not prohibit, the sale by NxStage of the System One for chronic home patient hemodialysis therapy to any provider that is under common control or management of a parent entity that collectively provides dialysis services to more than 25% of U.S. chronic dialysis patients and that also supplies dialysis products. The agreement therefore limited our ability to sell the System One for chronic home patient hemodialysis therapy to Fresenius. The initial term of that agreement expires in December 2009, and we can have no assurance that it will be extended or renewed.
     As of March 31, 2009, approximately 50% of our home hemodialysis patients in the home market received treatment through clinics owned by DaVita. Although we expect that DaVita will continue to be a significant customer of ours, the agreement imposes no purchase obligations upon DaVita or obligations to grow their NxStage patient numbers and we cannot be certain whether DaVita will continue to purchase and/or rent the System One or add additional NxStage patients in the future. We believe that any future decision by DaVita to stop or limit the use of the System One would adversely affect our business, at least in the near term.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for the three months ended March 31, 2009, and direct sales to DaVita accounted for approximately 38% of our System One segment revenues for the three months ended March 31, 2009. Our national service provider agreement with DaVita for the home business does not impose minimum purchase requirements, and expires as early as December 31, 2009. Our contract for blood tubing sets and needles with DaVita includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. DaVita’s commitment to purchase blood tubing sets will expire in September 2009. We cannot guarantee we will be able to negotiate extensions of any of these agreements with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase our products. DaVita’s preferred supplier agreement with Gambro may impair our ability to obtain DaVita’s blood tubing set business beyond September 2009. The partial or complete loss of DaVita as a customer for either of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, or if medical or other solutions for renal replacement become viable, the market for our products may be limited.
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most- patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to USRDS data, in 2004, approximately 17,000 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement may also limit the market for our products.
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
We could be subject to costly and damaging product liability and professional liability claims and may not be able to maintain sufficient product liability and professional liability insurance to cover claims against us.
     If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. While we maintain insurance, including professional liability, product and excess liability claims may be brought against us that could result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. In addition, due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption in our insurance coverage or delay or disruption in the payment of claims by our insurance providers. Our insurance policies also have various exclusions, and we may be subject to a product or professional liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.
     Any product liability or professional liability claim brought against us, with or without merit, could result in the increase of our product liability or professional liability insurance rates, respectively, or the inability to secure additional insurance coverage in the future. A product liability claim, whether meritorious or not, could be time consuming, distracting and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.
We maintain insurance at levels deemed adequate by management; however, future claims could exceed our applicable insurance coverage.
     We maintain insurance for property and general liability, directors’ and officers’ liability, professional liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims could, however, exceed our applicable insurance coverage, or our coverage could not cover the applicable claims.

We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.
     We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. To the extent we fail to control our exchange rate risk, our profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations, and health issues, such as pandemic disease risk, which could disrupt our manufacturing and logistical and import activities.
We currently rely upon Kawasumi, a third-party manufacturer, to manufacture a significant percentage of our blood tubing set products using our supplied components and all of our needles. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2010 and its obligation to supply needles expires in February 2011. In the event these agreements are not renewed or extended upon favorable terms, if at all, or in the event we are unable to sufficiently expand our manufacturing capabilities, or obtain alternative third party supply prior to the expiration of these agreements, our growth and ability to meet customer demand would be impaired.
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
     We sell the majority of our In-Center products through distributors, which collectively accounted for substantially all of In-Center revenues for the three months ended March 31, 2009, with our primary distributor, Henry Schein, accounting for approximately 83% of In-Center revenues for the three months ended March 31, 2009. Our distribution agreement with Henry Schein expires in July 2009. We cannot be certain that this agreement will be renewed or extended beyond its term on favorable terms, if at all. Our relationship with Henry Schein, in particular, is very significant for our business and any failure to continue this relationship would be harmful to our business, because our current sales force has limited experience selling blood tubing sets or needles.
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
     We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from China, Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted. The current Swine Flu Virus, or similar pandemics, could also impair our ability to import or export goods internationally. At present, there is no impact from the Swine Flu Virus on our supply chain, nor has there been any suggestion that such an impact would occur. However, there can be no assurance that should the pandemic worsen, our supply chain would not be impaired.
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
     In 2008, we sold an aggregate of 9,555,556 shares of our common stock and warrants to purchase an additional 1,911,111 shares of our common stock in a private placement. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which we did on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective and the investors are unable to sell their shares.
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
     Historically, we have not sold or marketed the System One outside the United States and Canada. In May 2009, we announced our first international distribution agreement for the System One with Kimal, granting Kimal distribution rights for the System One as well as Streamline and ButtonHole needles in the United Kingdom and the Republic of Ireland. We may look to other markets for the System One in the future as well. Our Medisystems products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively affect our overall market penetration.
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
     The Medicare/ Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. In addition, several states require us to report and disclose the value, nature, purpose and particular recipient of any fee, payment, subsidy or economic benefit which we may from time to time provide to certain physicians or health care providers. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs; we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on our company. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our products to a customer, we could be subject to a claim under the Medicare/ Medicaid anti-kickback laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable state anti-kickback laws, or healthcare provider sunshine laws.
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
     To date, our marketing efforts have been confined nearly exclusively to the United States. We have had limited activities in Canada with our System One, and in certain other jurisdictions with our in-center products sold through distributors. In May 2009, we announced an international distribution agreement with Kimal, whereby we will commence promotion and sales of our System One, as well as Streamline and ButtonHole needles, in the United Kingdom and Ireland. We may, in the future, seek to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursement were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.
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
     We depend on a number of single-source suppliers for some of the raw materials and components we use in its products. We also obtain sterilization services from a single supplier. Presently, Membrana GmbH is our only supplier of the fiber used in our filters; Pisa is our sole supplier of lactate-based dialysate, and Kawasumi is our only supplier of needles. We also obtain certain other components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.
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
     As of March 31, 2009, we had 43 pending patent applications, including foreign, international and U.S. applications, and 37 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license approximately 37 pending patent applications, including foreign, international and U.S. applications, and approximately 78 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
If there are substantial sales of our common stock in the market by our large existing stockholders, our stock price could decline.
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,573,901 shares of common stock outstanding as of March 31, 2009. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 465,739 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At March 31, 2009, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of March 31, 2009, 6,990,153 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2009, 6,894,935 shares were subject to outstanding options, of which 2,997,687 were exercisable and which can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Our executive officers, directors and current and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 71% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 18% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 6. Exhibits

Exhibit
Number
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

May 8, 2009