Form 10-Q/A
period 2009-06-30
NxStage Medical, Inc.
filed 2009-10-19
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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

SIGNATURES
Item 6. Exhibits
Ex-10.45 Supply Agreement with Laboratories PiSA dated April 10, 2009
Ex-31.1 Section 302 Certification of the Chief Executive Officer
Ex-31.2 Section 302 Certification of the Chief Financial Officer
Ex-32.1 Section 906 Certification of the Chief Executive Officer
Ex-32.2 Section 906 Certification of the Chief Financial Officer

EXPLANATORY NOTE
NxStage Medical, Inc. (“the Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed with the Securities and Exchange Commission on August 7, 2009 (the “Original Quarterly Report”), to file a revised Exhibit 10.45, in order to disclose certain information for which confidential treatment had been initially requested. Exhibit 10.45 hereto supersedes in its entirety Exhibit 10.45 previously filed on the Original Quarterly Report. This Amendment No. 1 continues to speak as of the date of the filing of the Original Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The changes in this exhibit were made in response to comments the Company received from the United States Securities and Exchange Commission to the Company’s Confidential Treatment Request.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

October 19, 2009

     Item 6. Exhibits

Exhibit
Number
10.45†*	Supply Agreement with Laboratorios PiSA dated April 10, 2009

10.46†(1)	Extracorporeal Disposables Distribution Agreement with Gambro Renal Products, Inc. dated June 15, 2009

10.47(1)	Term Loan and Security Agreement effective June 5, 2009 by and between the registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Medimexico s. de R.L. de C.V., NxStage Verwaltungs GmbH, NxStage GmbH & Co. KG and Medisystems Europe S.p.A., as Guarontors and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender

10.48†(1)	Technology and Trademark License Agreement effective June 15, 2009 by and between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Previously filed on August 7, 2009.