Form 10-Q
period 2009-09-30
NxStage Medical, Inc.
filed 2009-11-09
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 46,696,500 shares of the registrant’s common stock issued and outstanding as of the close of business on November 6, 2009.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	44

SIGNATURES	45

Exhibit Index
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$22,095	$26,642
Accounts receivable, net	11,668	11,886
Inventory	27,754	30,862
Prepaid expenses and other current assets	2,073	2,011

Total current assets	63,590	71,401
Property and equipment, net	10,630	12,254
Field equipment, net	25,152	30,445
Deferred cost of revenues	23,592	23,711
Intangible assets, net	28,907	31,004
Goodwill	42,698	42,698
Other assets	901	553

Total assets	$195,470	$212,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,341	$17,183
Accrued expenses	10,652	10,746
Current portion of long-term debt	62	9,110

Total current liabilities	28,055	37,039
Deferred revenue	32,766	29,634
Long-term debt	37,226	21,054
Other long-term liabilities	2,008	1,892

Total liabilities	100,055	89,619
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 46,695,539 and 46,548,585 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	47	47
Additional paid-in capital	362,934	355,266
Accumulated deficit	(268,037)	(233,247)
Accumulated other comprehensive income	471	381

Total stockholders’ equity	95,415	122,447

Total liabilities and stockholders’ equity	$195,470	$212,066

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$38,033	$30,466	$108,166	$93,087
Cost of revenues	28,488	25,684	82,749	79,872

Gross profit	9,545	4,782	25,417	13,215

Operating expenses:
Selling and marketing	7,449	6,839	22,091	20,937
Research and development	2,707	1,986	7,380	6,474
Distribution	3,267	3,472	10,476	10,202
General and administrative	4,808	4,744	14,512	14,443

Total operating expenses	18,231	17,041	54,459	52,056

Loss from operations	(8,686)	(12,259)	(29,042)	(38,841)

Other expense:
Interest income	7	146	32	453
Interest expense	(1,130)	(1,017)	(5,502)	(2,908)
Change in fair value of financial instruments	—	(1,835)	—	251
Other (expense) income, net	(59)	138	20	(155)

	(1,182)	(2,568)	(5,450)	(2,359)

Net loss before income taxes	(9,868)	(14,827)	(34,492)	(41,200)
Provision for income taxes	179	143	298	248

Net loss	$(10,047)	$(14,970)	$(34,790)	$(41,448)

Net loss per share, basic and diluted	$(0.22)	$(0.33)	$(0.75)	$(1.03)

Weighted-average shares outstanding, basic and diluted	46,672	45,067	46,600	40,204

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,790)	$(41,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,367	14,073
Stock-based compensation	6,392	4,456
Change in fair value of financial instruments	—	(251)
Other	1,977	660
Changes in operating assets and liabilities:
Accounts receivable	337	(1,248)
Inventory	(3,707)	(24,511)
Prepaid expenses and other assets	682	1,073
Accounts payable	25	(4,713)
Accrued expenses and other liabilities	1,455	(3,375)
Deferred revenue	(653)	8,331

Net cash used in operating activities	(12,915)	(46,953)

Cash flows from investing activities:
Purchases of property and equipment	(1,073)	(2,604)
Maturities of short-term investments	—	1,100
(Increase) decrease in other assets	(340)	818

Net cash used in investing activities	(1,413)	(686)

Cash flows from financing activities:
Net proceeds from private placement sale of common stock	—	42,553
Proceeds from stock option and purchase plans	279	266
Proceeds from loans and lines of credit	39,895	5,000
Net repayments on loans and lines of credit	(30,523)	(62)

Net cash provided by financing activities	9,651	47,757

Foreign exchange effect on cash and cash equivalents	130	(484)

Decrease in cash and cash equivalents	(4,547)	(366)
Cash and cash equivalents, beginning of period	26,642	33,245

Cash and cash equivalents, end of period	$22,095	$32,879

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$5,410	$18,273

Transfers from field equipment to deferred cost of revenues	$1,957	$998

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by generally accepted accounting principles in the United States, or GAAP. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at September 30, 2009. The December 31, 2008 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Revenue Recognition
     The Company recognizes revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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
     In the critical care market, the Company structures sales of the System One primarily as direct product sales. The Company recognizes revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms.
     The Company’s contracts for the System One in the critical care market provide for training, technical support and warranty services to its customers. The Company recognizes training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.
     In-Center Segment
     In the In-Center segment, nearly all sales to end users are structured through supply and distribution contracts with distributors. Some of the Company’s distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing discounts at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events.
     In addition to contractually determined volume discounts, in many agreements the Company offers rebates based on sales to specific end customers and discount incentives for early payment. Discounts and sales incentives are recorded as a reduction of revenues and trade accounts receivable, based on the Company’s best estimate of the amount of probable future rebate or discount on current sales.
Concentration of Credit Risk
     The following table summarizes customers who individually comprise greater than 10% of total revenues for the periods shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Customer A	22%	20%	22%	19%
Customer B	27%	37%	33%	40%
     Sales to Customer A are primarily in the System One segment and sales to Customer B are to one of the Company’s significant distributors in the In-Center segment. Half of all Customer B sales are to Customer A.
     Two customers represented 13% and 11% of accounts receivable at September 30, 2009. Two customers represented 26% and 10% of accounts receivable at December 31, 2008.
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

Balance at December 31, 2008	$235
Provision	251
Usage	(271)

Balance at September 30, 2009	$215
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
     Options to purchase 1.1 million and 0.1 million shares of common stock for the three months ended September 30, 2009 and 2008, respectively, and 0.4 million and 0.3 million shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.
Subsequent Events
     Events occurring subsequent to September 30, 2009 have been evaluated through November 9, 2009, the date the Company filed its Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
     Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.
     Since this accounting update is applicable to future acquisitions completed after January 1, 2009 and the Company did not have any business combinations subsequent to January 1, 2009 to date, the adoption of this update did not have an impact on the Company’s consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.
     Effective January 1, 2009, the Company adopted the applicable sections of an accounting standard update as codified under ASC 820 for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis, which were previously deferred. These sections establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. The adoption of the various sections of ASC 820 did not have a material impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted an accounting standard update as codified under ASC 815 that requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
     Effective April 1, 2009, the Company adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
     Effective April 1, 2009, the Company adopted a new accounting standard update as codified under ASC 825. This update requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this interim report. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

     Effective April 1, 2009, the Company adopted an accounting standard update as codified under ASC 320-10-65, which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
     Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events as codified in ASC 855-10. The update provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption has resulted in enhanced disclosures around subsequent events within this interim report. Since this update primarily addresses disclosure requirements, the adoption of this standard did not impact the Company’s financial position, results of operations or cash flows.
     Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect the adoption of SFAS 166 will have on its consolidated financial statements, but the effect will be limited to future transactions.
     In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update is effective beginning fourth quarter of 2009 for the Company. The adoption of this update is not expected to impact the Company’s consolidated financial statements.
     In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
     In September 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted. The adoption of this update will not have an impact on the Company’s consolidated financial statements as the Company has concluded the software component of its tangible products is incidental.

3. Inventory
     Inventories, stated at lower of cost or market, consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Purchased components	$14,119	$15,296
Work in process	1,385	1,402
Finished goods	12,250	14,164

	$27,754	$30,862

4. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $9.6 million and $7.1 million at September 30, 2009 and December 31, 2008, respectively. Accumulated depreciation on field equipment was $24.3 million and $17.5 million at September 30, 2009 and December 31, 2008, respectively.
5. Intangible Assets
     Accumulated amortization of intangible assets was $5.6 million and $3.5 million at September 30, 2009 and December 31, 2008, respectively.
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
7. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(10,047)	$(14,970)	$(34,790)	$(41,448)
Foreign currency translation adjustment	43	(523)	90	(150)

Comprehensive loss	$(10,004)	$(15,493)	$(34,700)	$(41,598)

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
     The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment (loss) profit, which consists of sales, less cost of sales, selling and marketing and distribution expenses.
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
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended September 30, 2009
Revenues from external customers	$22,028	$16,005	—	$38,033
Segment (loss) profit	(4,116)	2,945	(7,515)	(8,686)
Segment assets	69,908	18,258	107,304	195,470

Three Months Ended September 30, 2008
Revenues from external customers	$16,813	$13,653	$—	$30,466
Segment (loss) profit	(6,805)	1,276	(6,730)	(12,259)
Segment assets	81,668	17,067	122,981	221,716

Nine Months Ended September 30, 2009
Revenues from external customers	$61,295	$46,871	$—	$108,166
Segment (loss) profit	(14,733)	7,583	(21,892)	(29,042)
Segment assets	69,908	18,258	107,304	195,470

Nine Months Ended September 30, 2008
Revenues from external customers	$47,914	$45,173	$—	$93,087
Segment (loss) profit	(21,910)	3,986	(20,917)	(38,841)
Segment assets	81,668	17,067	122,981	221,716
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	September 30,	December 31,
	2009	2008
Total segment assets	$88,166	$96,904
Corporate assets:
Cash and cash equivalents	22,095	26,642
Property and equipment, net	10,630	12,254
Intangible assets, net	28,907	31,004
Goodwill	42,698	42,698
Prepaid and other assets	2,974	2,564

Total assets	$195,470	$212,066

9. Income Taxes
     The Company’s provision for income taxes of $179,000 and $143,000 for the three months ended September 30, 2009 and 2008, respectively, and $298,000 and $248,000 for the nine months ended September 30, 2009 and 2008, respectively, relates to the profitable operations of certain foreign entities.

10. Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 include stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$434	$231	$1,098	$795
Selling and marketing	1,046	465	2,497	1,674
Research and development	232	95	545	388
General and administrative	802	385	2,252	1,599

	$2,514	$1,176	$6,392	$4,456

Stock Options
     The Company grants stock options to employees, officers and directors under its current stock plans. The Company granted options to purchase 43,000 and 92,217 shares of common stock during the three months ended September 30, 2009 and 2008, respectively, and options to purchase 1,700,430 and 1,583,617 shares of common stock during the nine months ended September 30, 2009 and 2008, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $1.26 and $2.86 per option, respectively.
Performance-Based Plans
     In March 2009, the Company committed to grant up to 1,591,250 restricted stock units to certain employees and executive officers based on the Company’s financial performance for the year ending December 31, 2009, which the Company refers to as the 2009 Performance Share Plan. The grants are being recognized as compensation expense, adjusted as necessary based on the number of awards expected to vest over the requisite service period of three years using the graded vesting method. In March 2009, the Company approved its 2009 corporate bonus plan, or the 2009 Bonus Plan. Payout under the 2009 Bonus Plan will be based on the Company’s financial performance for the year ending December 31, 2009 and may be paid in cash, or in restricted stock units, at the discretion of the Compensation Committee of the Company’s Board of Directors. The estimated payout under the 2009 Bonus Plan is being recognized as compensation expense during 2009 and has been classified as a liability on the Company’s condensed consolidated balance sheet.
     The Company recorded $0.9 million and $1.5 million in stock-based compensation expense during the three and nine months ended September 30, 2009, respectively, in connection with the 2009 Performance Share Plan and 2009 Bonus Plan. As of September 30, 2009, unrecognized compensation expense of $1.6 million for the 2009 Bonus Plan and the 2009 Performance Share Plan is expected to be recognized over a period of approximately 2.3 years.
11. Stockholders’ Equity
     On May 22, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of shares of its common stock and warrants to purchase shares of its common stock.
     The warrants to purchase shares of common stock issued in connection with the Securities Purchase Agreements were classified as a current liability on the Company’s balance sheet for the year ended December 31, 2008. The fair value of the warrants upon issuance was $3.3 million for warrants issued on May 28, 2008 and $1.8 million for warrants issued on August 1, 2008. The Company recognized a $0.2 million loss and a $1.0 million gain in other expense, net during the three and nine months ended September 30, 2008, respectively, related to changes in fair value of outstanding warrants. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 65% volatility; expected term of 5 years; 3.2% risk-free interest rate; and 0% dividend. The fair value of the warrants represents a noncash financing activity.
     In connection with this private placement, the Company entered into an obligation on May 22, 2008 to sell 4.0 million shares and warrants to purchase 0.8 million shares of its common stock which met the definition of a derivative instrument under ASC 815, Derivatives and Hedging. The fair value of the derivative instrument upon issuance on May 22, 2008 was $1.3 million. The fair value of the derivative instrument upon settlement on August 1, 2008 was $0.6 million and was recorded in equity as a reduction of the total proceeds. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 76% volatility; expected term of 32 to 71 days; 1.9% risk-free interest rate; and 0% dividend. The Company recognized losses of $1.6 million and $0.7 million in other expense, net during the three and nine months ended September 30, 2008 related to changes in fair value of this derivative instrument. The fair value of the derivative instrument represents a noncash financing activity.
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
12. Related-Party Transactions
     On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder of the Company, under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, which the Company refers to as the MDS Entities in exchange for the issuance of 6.5 million shares of the Company’s common stock, which the Company refers to as the Acquisition shares. The Company may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The stock purchase agreement provided that an aggregate of one million shares would be held back in escrow to secure any indemnification obligations of Mr. Utterberg for a period of two years. All shares have been released from escrow effective November 2009, consistent with the terms of the escrow agreement entered into between the parties.
     In connection with the acquisition of the MDS Entities, which the Company refers to as the Medisystems Acquisition, the Company assumed a $2.8 million liability owed to DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg, as a result of the acquisition of the MDS Entities. The Company paid $2.0 million of the liability owed during the quarter ended March 31, 2008 and the remaining liability of $0.6 million, net of receivable from DSU for reimbursements of costs related to the acquisition of $0.2 million, during the quarter ended September 30, 2008.
     As a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company dated October 1, 2007, which the Company refers to as the Consulting Agreement. The Company paid Mr. Utterberg and DSU $50,000 during both the three months ended September 30, 2009 and 2008 and $150,000 during both the nine months ended September 30, 2009 and 2008 in connection with this Consulting Agreement. The agreement expired on October 1, 2009.
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
13. Fair Value Measurements
     At September 30, 2009, the Company had $12.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets of identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaids and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of the Company’s long-term debt approximates fair value. The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, including current rates offering to the Company for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.
14. Significant Revenue Contracts
National Service Provider Agreement and Stock Purchase Agreement with DaVita

     In February 2007, the Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, a significant customer, which the Company considers to be a single arrangement.
     In connection with the National Service Provider Agreement, the Company agreed to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. The National Service Provider Agreement included other terms such as development efforts, training, market collaborations, limited market exclusivity and volume discounts. The sales of the equipment and other items included in the arrangement are considered multiple-element sales arrangements pursuant to ASC 605, Revenue Recognition. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under this arrangement are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service pursuant to the agreement which is seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.
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
Asahi Strategic Business Alliance
     In May 2009, the Company entered into a series of agreements with Asahi Kasei Kuraray Medical, or Asahi, a leading medical supply company headquartered in Japan which the company considers to be a single arrangement. The signed agreements between the partners are multi-faceted and include a Term Loan and Security Agreement, or Loan Agreement, Technology and Trademark License Agreement, or License Agreement, a Dialyzer Production Agreement, a Supply and Purchase Agreement and a Collaboration Agreement.
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
     In May 2009, we signed a five year exclusive distribution agreement with Kimal plc, or Kimal, a distributor of medical device technology across the United Kingdom and international healthcare markets, for the promotion, sale, delivery and service of the System One and certain of our other products in the United Kingdom and Ireland. The agreement marks our first international expansion for the System One outside of the United States and Canada. Under the terms of the agreement, the System One and PureFlow SL dialysate preparation system will be available to dialysis centers and hospitals throughout the United Kingdom and Ireland exclusively through Kimal, which also has the option to make our blood tubing sets and needles available to their customers in these regions.
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
     Our business expanded significantly in late 2007 in connection with the October 1, 2007 acquisition of Medisystems Corporation and certain affiliated entities, which we refer to as the Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis. The In-Center segment is significantly more mature than our System One segment. Medisystems Corporation and certain affiliated entities, which we refer to collectively as the MDS Entities, have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis centers. This product is early in its market launch and adoption has been somewhat limited to date. Our needle product line includes AV fistula needle sets incorporating safety features including MasterGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV fistula needle sets with MasterGuard Anti-Stick Needle Protector were commercially introduced in 1995 and our ButtonHole needle sets were commercially introduced in 2002.
     Our customers, which include dialysis centers and hospitals, receive reimbursement for the dialysis treatments provided with our products typically from Medicare and, to a lesser degree, from private insurers. Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for dialysis therapy using the System One or our blood tubing sets and needles are typically submitted by the dialysis center or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Medicare presently limits reimbursement for chronic hemodialysis to three treatments per week, absent a finding of medical justification. Because most of our System One home dialysis patients are treated more than three times a week, expanding Medicare reimbursement over time to more predictably cover more frequent therapy may be critical to the market penetration of the System One in the home market and to our revenue growth in the future. As a result of the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA legislation, Centers for Medicare & Medicaid Services, or CMS, has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period will conclude on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
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
     In our System One segment, we market the System One in the home and critical care markets through a direct sales force in the United States primarily to dialysis centers, for ESRD hemodialysis patients, and hospitals. In our In-Center segment, we market our blood tubing and needle products primarily through distributors, although we also have a small dedicated sales force for that business. Nearly all In-Center sales are made to customers in the United States, with very limited amounts sold internationally through distributors. In May 2009, we announced our first international distribution agreement for the System One with Kimal. To date substantially all System One segment revenues have been derived from sales within the United States. Under our agreement with Kimal, we began selling the System One in the United Kingdom and Republic of Ireland this year, and expect to sell Streamline and ButtonHole needles through Kimal in those territories in the future.

     Since inception, we have incurred losses every quarter, and at September 30, 2009, we had an accumulated deficit of approximately $268.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.
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
     Our critical care contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. We recognize revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. These contracts typically have a term of one year. We expect, at least in the near term, as hospitals face continued pressure to reduce capital spending, increasingly more of our sales will include the rental rather than the sale of our System One hardware than we have experienced in the past. We derive a small amount of revenue from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. To further support service in this market, we have implemented a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is not offered for the home market within our System One segment. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One hardware. Similar to our home market, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids for use with our placed System One equipment as well as, to a much lesser degree, from the sale of service and bio-medical training contracts.

     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, our primary distributor, represented 65% and 75% of our In-Center segment revenues during the three and nine months ended September 30, 2009, respectively. During the third quarter of 2009 we began recognizing revenue from the sale of blood tubing sets to Gambro. Revenues from our three other significant distributors, including Gambro, over each of the same periods were 25% and 20% of our In-Center segment revenues, respectively. Sales to DaVita, through Henry Schein represented, and in the future through Gambro are expected to represent, a significant percentage of these revenues. DaVita contractually committed to purchase our needles through January 2013. Under our recently signed Gambro agreement, Gambro has contractually committed to exclusively supply our blood tubing sets in the United States to DaVita through July 2014. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its product requirements from Gambro. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes and variations in inventory management policies with both our distributors and end users. We regularly monitor the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.
     Some of the distribution contracts for our In-Center segment contain minimum volume commitments with negotiated pricing discounts at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our sales revenues are presented net of these rebates, incentives, discounts and returns. As of September 30, 2009, we had $1.8 million reserved against trade accounts receivable for future sales incentives. We recorded $2.3 million and $7.2 million during the three and nine months ended September 30, 2009, respectively, as a reduction of sales in connection with sales incentives.
     Our distribution agreement with Henry Schein, our primary distributor for the In-Center segment, originally scheduled to expire in July 2009, has been extended while the parties work to negotiate a new agreement. If we are unable to negotiate a renewal, we will need to seek alternative distribution relationships or to sell our In-Center segment products directly to end users. Our agreements with our other primary two distributors for the In-Center segment are scheduled to expire in July 2011 and February 2012, respectively. Our blood tubing set distribution agreement with Gambro expires in July 2014.
     DaVita continues to be our most significant customer for both segments. We have long-term agreements directly or indirectly covering products sales to DaVita in both the System One and In-Center segments; however, the initial term of our agreement for the home market with DaVita is scheduled to expire in December 2009. The loss of any of this business, at least in the near term, would have an adverse effect on our business.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100%	100%	100%	100%
Cost of revenues	75%	84%	77%	86%

Gross profit	25%	16%	23%	14%

Operating expenses:
Selling and marketing	19%	22%	20%	22%
Research and development	7%	7%	7%	7%
Distribution	9%	11%	10%	11%
General and administrative	13%	16%	13%	16%

Total operating expenses	48%	56%	50%	56%

Loss from operations	(23%)	(40%)	(27%)	(42%)

Other expense:
Interest income	—	—	—	—
Interest expense	(3%)	(3%)	(5%)	(3%)
Change in fair value of financial instruments	—	(6%)	—	—
Other (expense) income, net	—	—	—	—

	(3%)	(9%)	(5%)	(3%)

Provision for income taxes	—	—	—	—

Net loss	(26%)	(49%)	(32%)	(45%)

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008
Revenues
     Our revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009		2008		2009		2008
System One segment
Home	$16,356	43%	$12,412	41%	$45,914	42%	$34,807	37%
Critical Care	5,672	15%	4,401	14%	15,381	15%	13,107	14%

Total System One segment	22,028	58%	16,813	55%	61,295	57%	47,914	51%

In-Center segment	16,005	42%	13,653	45%	46,871	43%	45,173	49%

Total	$38,033	100%	$30,466	100%	$108,166	100%	$93,087	100%

     The increase in revenues was attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate the market place, and an increase in sales of blood tubing sets in our In-Center segment.
     In the home market, revenues increased $3.9 million, or 32%, and $11.1 million, or 32%, for the three and nine months ended September 30, 2009, respectively, versus the prior year comparable period as a result of an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenues increased $1.3 million, or 29%, and $2.3 million, or 17%, for the three and nine months ended September 30, 2009, respectively, versus the prior year comparable period as a result of higher disposable sales volumes. Higher disposable revenue is a result of the increase in the installed base of System One units. Future demand for our products in both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home market are expected to continue to increase as we further penetrate the market place. However, in the critical care market, we expect, at least in the short-term, to see a continuation of a conservative capital spending environment as hospitals face pressure to reduce capital spending.

     In-Center segment revenues increased $2.4 million, or 17%, for the three months ended September 30, 2009 and increased $1.7 million, or 4%, for the nine months ended September 30, 2009, respectively, versus the prior year comparable period. The fluctuations in revenues for both periods were a result of growth in the business and changes in distributor inventory levels. We expect future revenues will continue to be susceptible to fluctuation as a result of changes in sales volumes and variations in inventory management policies with both our distributors and end users.
Cost of Revenues and Gross Profit
     Our cost of revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
System One segment	$16,692	$14,412	16%	$47,250	$42,398	11%
In-Center segment	11,796	11,272	5%	35,499	37,474	(5%)

Total Cost of revenue	$28,488	$25,684	11%	$82,749	$79,872	4%

     Gross profit for the System One segment increased $2.9 million, or 122%, from $2.4 million for the three months ended September 30, 2008 to $5.3 million for the three months ended September 30, 2009. Gross profit increased $8.5 million, or 155%, from $5.5 million for the nine months ended September 30, 2008 to $14.0 million for the nine months ended September 30, 2009. The increase in gross profit for both periods was a result of increased revenues, the favorable impact of foreign currency rates versus the United States dollar and lower overall costs of manufacturing as we continue to realize the benefits of certain cost saving initiatives such as the transition of manufacturing and equipment service to lower cost labor markets and improvements in product design and reliability.
     Gross profit for the In-Center segment increased $1.8 million, or 77%, from $2.4 million for the three months ended September 30, 2008 to $4.2 million for the three months ended September 30, 2009. Gross profit increased $3.7 million, or 48%, from $7.7 million for the nine months ended September 30, 2008 to $11.4 million for the nine months ended September 30, 2009. The increase in gross profit for both periods was due to increased revenues and lower manufacturing costs due to the benefits of certain cost savings initiatives.
     We expect the cost of revenues as a percentage of revenues to continue to decline over time for three general reasons. First, we expect to introduce additional process improvements and product design changes that have inherently lower cost than our current products. Second, we expect to continue to improve product reliability, which would reduce service costs. Finally, we anticipate that increased volume and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. We cannot, however, guarantee that we will achieve our expected cost reduction plans.
Selling and Marketing
     Our selling and marketing expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
System One segment	$6,498	$6,077	7%	$19,315	$18,318	5%
In-Center segment	951	762	25%	2,776	2,619	6%

Total Selling and marketing	$7,449	$6,839	9%	$22,091	$20,937	6%

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
Research and Development
     Our research and development expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
Research and development	$2,707	$1,986	36%	$7,380	$6,474	14%

     The increase in research and development expenses for the three and nine months ended September 30, 2009 was primarily a result of timing of research and development project spending, increased clinical trials expenses due to increased patient registration in our Nocturnal IDE study and FREEDOM study, as well as increased personnel and personnel-related costs due to increased headcount. The increase in research and development expenses for the nine months ended September 30, 2009 was primarily the result of increased clinical trial costs due to increased patient registration in our nocturnal IDE study and FREEDOM study and increased personnel and personnel-related costs due to increased headcount. We expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our nocturnal IDE study and FREEDOM study.
     Distribution
     Our distribution expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
System One segment	$2,954	$3,129	(6%)	$9,463	$9,108	4%
In-Center segment	313	343	(9%)	1,013	1,094	(7%)

Total Distribution	$3,267	$3,472	(6%)	$10,476	$10,202	3%

     The decrease in distribution expenses for the three months ended September 30, 2009 versus the three months ended September 30, 2008 was primarily a result of better pricing obtained from carriers and shipping efficiencies. The increase in distribution expenses for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 was primarily a result of increased distribution expenses for the System One segment due to increased shipments of products to the growing number of patients. This increase was offset by a decrease in distribution expenses for the In-Center segment due to shipping efficiencies. Distribution expenses were 9% and 10% of revenues for both the three and nine months ended September 30, 2009 respectively versus 11% for both the three and nine months ended September 30, 2008. We expect that distribution expenses will continue to increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers following recent price negotiations and increased volume, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
General and Administrative
     Our general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2009	2008	Change	2009	2008	Change
General and administrative	$4,808	$4,744	1%	$14,512	$14,443	0%

     General and administrative expenses as a percentage of revenues decreased to 13% of revenues for the three and nine months ended September 30, 2009 versus 16% for the three and nine months ended September 30, 2008. The decrease was due to our continued initiative to leverage our overhead structure. We expect that general and administrative expenses will remain relatively flat in the near term as we continue to leverage our existing structure.
Other Income and Expense
     Interest income decreased $0.1 million for the three months ended September 30, 2009 and decreased $0.4 million for the nine months ended September 30, 2009, versus the prior year comparable periods due to lower interest rates on investments. Interest income is derived primarily from investments in money market funds.

     Interest expense increased $0.1 million for the three months ended September 30, 2009, versus the prior year comparable period due to an increase in outstanding borrowings. Interest expense increased $2.6 million for the nine months ended September 30, 2009, versus the prior year comparable periods due primarily to prepayment and other transaction fees of $2.0 million incurred during the three months ended June 30, 2009 to pay off the entire debt obligation owed under our credit and security agreement with GE.
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
     Other expense of $59,000 and other income of $20,000 for the three and nine months ended September 30, 2009, respectively, and other income of $138,000 and other expense of $155,000 for the three and nine months ended September 30, 2008, respectively, is derived primarily from foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $179,000 and $298,000 for the three and nine months ended September 30, 2009, respectively, and $143,000 and $248,000 for the three and nine months ended September 30, 2008, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2009, our accumulated deficit was $268.0 million and we had cash and cash equivalents of $22.1 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues. At September 30, 2009, we had $22.1 million of cash and cash equivalents and working capital of $35.5 million. A significant factor affecting the management of our ongoing cash requirements is our ability to execute upon cost reduction initiatives to lower product cost. We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional borrowings at market interest rates to fund our growth objectives, if necessary, or desirable, and we may seek to take advantage of this flexibility opportunistically if we are able to obtain additional debt financing on favorable terms. However, based on the current credit market, the interest rates obtained may be less favorable than historical interest rates and the interest rates available to us under our current credit facility.
     In May 2009, we entered into a series of agreements with Asahi. The signed agreements between the partners are multi-faceted and include a term loan in which Asahi agreed to provide us with $40 million of debt financing. The term loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal matures in four years from the effective date, and is payable in one balloon payment at maturity. The term loan is secured by all of our assets other than cash, bank accounts, accounts receivable, field equipment, and inventory and may be prepaid, without penalty, at our option. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions. We used $30.0 million of the proceeds to pay off the entire debt obligation, including prepayment and other transaction fees, owed under our credit and security agreement with GE. We intend to use the remaining proceeds for operating purposes.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million as other long-term liabilities at September 30, 2009 for costs associated with these plans. The expense recorded in connection with these plans was not significant for the three or nine months ended September 30, 2009.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash used in operating activities	$(12,915)	$(46,953)
Net cash used in investing activities	(1,413)	(686)
Net cash provided by financing activities	9,651	47,757
Effect of exchange rate changes on cash	130	(484)

Net cash flow	$(4,547)	$(366)

     Net Cash Used in Operating Activities. For each of the nine months ended September 30, 2009 and 2008, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Significant uses of cash from operations for the nine months ended September 30, 2009 included increases in inventory purchases of System One and PureFlow SL hardware to support the growing number of patients, and $1.9 million of prepayment and other transactions fees incurred in connection with the termination of the term loan and security agreement with GE. Significant uses of cash from operations for the nine months ended September 30, 2008 included increases in accounts receivable and inventory purchases of System One and PureFlow SL hardware as we began closing out our outside manufacturing contracts. Non-cash transfers from inventory to field equipment and deferred costs for the placement of rental units and sales to our customers decreased to $5.4 million during the nine months ended September 30, 2009 versus $18.3 million during the nine months ended September 30, 2008. The decrease is primarily due to lower equipment costs, improved equipment reliability and our continued effort to improve equipment utilization. Non-cash transfers from field equipment to deferred costs for sales of units to customers represented $2.0 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.
     Net Cash Used in Investing Activities. Net cash used in investing activities reflected purchases of property and equipment of $1.1 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. Net maturities of short-term investments were $1.1 million for the nine months ended September 30, 2008.
     Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2009 included $40.0 million of borrowings under our term loan with Asahi offset by $0.1 million in fees paid in connection with the Asahi debt issuance, $30.0 million in repayments of borrowings under our credit and security agreement with GE and $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE. Net cash provided by financing activities during the nine months ended September 30, 2008 included $5.0 million of additional borrowings under our credit and security agreement with GE and $42.6 million net proceeds from the sale of 9.6 million shares of our common stock and warrants to purchase 1.9 million shares of our common stock.
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
     As of September 30, 2009, our financial contractual obligations described in our annual report on Form 10-K for the year ended December 31, 2008 have not materially changed, with the exception of our debt obligations. In May 2009, we borrowed $40.0 million under our term loan and security agreement with Asahi and paid off the entire debt obligation owed under our credit and security agreement with GE.
     The following table summarizes our contractual commitments as of September 30, 2009 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$40,645	$62	$63	$40,520	$—
Operating leases	4,359	1,759	2,563	37	—
Purchase obligations (1)	53,149	28,724	19,277	3,168	1,980

Total	$98,153	$30,545	$21,903	$43,725	$1,980

(1)	Purchase obligations include purchase commitments for System One components, primarily for equipment, blood tubing sets, needles, and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at our option.
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
     Revenue Recognition
     We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured. Our revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.
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
     In-Center Segment
     In the In-Center segment, nearly all sales to end users are structured through supply and distribution contracts with distributors. Some of our distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing discounts at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events.
     In addition to contractually determined volume discounts, in many agreements we offer rebates based on sales to specific end customers and discount incentives for early payment. Discounts and incentives are recorded as a reduction of sales and trade accounts receivable, based on our best estimate of the amount of probable future rebate or discount on current sales.
Related-Party Transactions
     On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder, under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, which we refer to as the MDS Entities in exchange for the issuance of 6.5 million shares of our common stock, which we refer to as the Acquisition Shares. We may be required to issue additional shares of common stock to Mr. Utterberg since, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The Stock purchase agreement provided that an aggregate of one million shares would be held back in escrow to secure any indemnification obligations of Mr. Utterberg for a period of two years. All shares have been released from escrow effective November 2009, consistent with the terms of the escrow agreement entered into between the parties.

     In connection with the acquisition of the MDS Entities, which we refer to as the Medisystems Acquisition, we assumed a $2.8 million liability owed to DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg, as a result of the acquisition of the MDS Entities. We paid $2.0 million of the liability owed during the quarter ended March 31, 2008 and the remaining liability of $0.6 million, net of receivable from DSU for reimbursements of costs related to the acquisition of $0.2 million, during the quarter ended September 30, 2008.
     As a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with us dated October 1, 2007, which we refer to as the Consulting Agreement. We paid Mr. Utterberg and DSU $50,000 during both the three months ended September 30, 2009 and 2008 and $150,000 during both the nine months ended September 30, 2009 and 2008 in connection with this Consulting Agreement. The agreement expired on October 1, 2009.
     Finally, in connection with the Medisystems Acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.
     On May 22, 2008, we entered into Securities Purchase Agreements relating to a private placement of shares of our common stock and warrants to purchase shares of our common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consist of unaffiliated and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of our Board members, Dr. Philippe O. Chambon. The Sprout Group purchased 1.0 million shares and warrants to purchase 0.2 million shares of our common stock at a price similar to that of unaffiliated investors. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008.
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
Recent Accounting Pronouncements
     Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.
     Since this accounting update is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations subsequent to January 1, 2009 to date, the adoption of this update did not have an impact on our consolidated financial statements. This accounting update also amended accounting for uncertain income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.
     Effective January 1, 2009, we adopted the applicable sections of an accounting standard update as codified under ASC for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis, which were previously deferred. These sections establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. The adoption of the various sections of ASC 820 did not have a material impact on our consolidated financial statements.

     Effective January 1, 2009, we adopted an accounting standard update as codified under ASC 815 that requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of this update did not have an impact our consolidated financial statements.
     Effective April 1, 2009, we adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted a new accounting standard update as codified under ASC 825. This update requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this interim report. Since this update addresses disclosure requirements, the adoption of this update did not impact our financial position, results of operations or cash flows.
     Effective April 1, 2009, we adopted an accounting standard update as codified under ASC 320-10-65, which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this update did not have an impact on our consolidated financial statements.
     Effective June 30, 2009, we adopted a new accounting standard for subsequent events as codified in ASC 855-10. The update provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption has resulted in enhanced disclosures around subsequent events within this interim report. Since this update primarily addresses disclosure requirements, the adoption of this standard did not impact our financial position, results of operations or cash flows.
     Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. This standard establishes only two levels of generally accepted accounting principles in the United States, or GAAP, authoritative and nonauthoritative. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly, SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect the adoption of SFAS 166 will have on our financial statements, but the effect will be limited to future transactions.
     In August 2009, the FASB issued Update No. 2009-05 which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update is effective beginning our fourth quarter of 2009. The adoption of this update is not expected to impact our consolidated financial statements.
     In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.
     In September 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The adoption of this update will not have an impact on our consolidated financial statements as we have concluded the software component of our tangible products to be incidental.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the nine months ended September 30, 2009, there were no material changes in our market risk exposure. For quantitative and qualitative disclosures about market risk affecting NxStage, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2008.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for Medicare patients, at least in part by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that a some customers may not be able to obtain such additional reimbursement, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period will conclude on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
     New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. In 2008, CMS released new Conditions for Coverage applicable to our customers. These Conditions for Coverage impose water testing requirements on our patients using our PureFlow SL product. These water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.
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
We have limited operating experience, a history of net losses and an accumulated deficit of $268.0 million at September 30, 2009. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred losses every quarter and, at September 30, 2009, we had an accumulated deficit of approximately $268.0 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, while we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing the reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations, and obtaining better purchasing terms and prices.
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
     DaVita is our largest customer for System One and In-Center products. Our long term supply agreement with DaVita, entered into in February 2007, gave DaVita certain market rights for the System One for home hemodialysis therapy. DaVita was granted exclusive rights in a small percentage of geographies and limited exclusivity in the majority of other US geographies. Our agreement with DaVita further limited, but did not prohibit, our sale of System One products for the treatment of chronic home hemodialysis patients to Fresenius. These exclusivity rights were subject to DaVita meeting certain requirements, including patient volume commitments and training rates. The initial term of the agreement expires on December 31, 2009. We are working with DaVita to negotiate an amended agreement, and expect that DaVita will remain our largest customer in the home market for the foreseeable future. We have less experience with Fresenius, with a low, but growing, volume of sales in the System One segment for home use. We expect that our sales to other customers, including Fresenius, may expand in the future although we have no assurance that this will occur.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for both the three and nine months ended September 30, 2009, and direct sales to DaVita accounted for approximately 38% of our System One segment revenues for both the three and nine months ended September 30, 2009, and nearly half of our home hemodialysis patients. Our national service provider agreement with DaVita for the home market does not impose minimum purchase requirements, and the initial term expires in December 2009. We cannot guarantee we will be able to negotiate an extension to this agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase our products. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with

DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices can have a significant impact on our revenues, especially in the near term.
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
     Our product lines in the in-center market compete directly against products produced by Fresenius Medical Care AG, Gambro AB, Nipro, B. Braun, Baxter Healthcare, JMS and others. Our System One in the critical care market competes against Gambro AB, Fresenius Medical Care AG, Baxter Healthcare, B. Braun and others. Our System One in the home market is currently the only system specifically indicated for use in the home market in the United States. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Finally, one of our competitors, Gambro AB, had been subject to an import hold imposed by the FDA on its acute and chronic dialysis machines. Since the import hold has lifted, competition from Gambro has increased, which could impair our performance in the future in the critical care market.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Baxter has announced a research and development collaboration with DEKA Research & Development Corporation and HHD, LLC, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2010. We are unable to predict when, if ever, this product, or products from other companies, may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
Our continued growth is dependent on our development and successful commercialization of new and improved products.
     Our future success will depend in part on timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. We cannot assure you that our developments will keep pace with the marketplace, or that our new or improved products will adequately meet the requirements of the marketplace.
The success and growth of our business will depend upon our ability to achieve expanded market acceptance of our System One.

     In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince all of these constituencies, but to a lesser degree, patients, that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:
•	the failure by us to demonstrate to operators of dialysis clinics, hospitals, nephrologists, dialysis nurses, patients and others that our products are equivalent or superior to existing therapy options;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis clinics;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients and their caregivers, such as the recently adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors, including Medicare and any negative impact of the “bundle” payment method to be implemented by CMS in 2011.
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
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With over 80% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. We understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these factors will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge for them. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period will conclude on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.
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
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most- patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to USRDS data, in 2007, approximately 17,500 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement may also limit the market for our products.
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
     We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. To the extent we fail to control our exchange rate risk, our profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations, and health issues, such as pandemic disease risk including the swine flu virus, which could disrupt our manufacturing and logistical and import activities.
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
     Historically, we have relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of our blood tubing set products using our supplied components. Kawasumi has a strong history of manufacturing high-quality product for us. In May 2008, we negotiated a new agreement with Kawasumi extending their obligation to supply blood tubing sets to us through January 31, 2010, with opportunities to extend the term beyond that date. We cannot be certain that after the expiration of this agreement we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore, whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011, with opportunities to extend the term beyond that date. In the event this agreement is not renewed or extended on favorable terms, if at all, and we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center products through distributors, which collectively accounted for substantially all of In-Center revenues for the three and nine months ended September 30, 2009, with our primary distributor, Henry Schein, accounting for 65% and 75% of In-Center revenues for both the three and nine months ended September 30, 2009, respectively. Our distribution agreement with Henry Schein, originally scheduled to expire in July 2009, has been extended while the parties seek to negotiate a new agreement. There is, however no assurance that a new agreement will be signed on favorable terms, if at all. In June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita.

During the fourth quarter of 2009, we expect to see some fluctuation in revenues as we transition a portion of our blood tubing set business from Henry Schein to Gambro.
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
     We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from China, Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted. The current Swine Flu Virus, or similar pandemics, could also impair our ability to import or export goods internationally. At present, there is no impact from the Swine Flu Virus on our supply chain. However, there can be no assurance that should the pandemic worsen, our supply chain would not be impaired.
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
Healthcare reform legislation could adversely affect our revenue and financial condition.
     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform and a number of bills have been proposed in Congress. A leading proposal includes an excise tax on the medical device industry that would be payable based on revenue, not income. In addition, recent legislation and many of these proposed bills include funding to assess the comparative effectiveness of medical devices. It is unclear what impact the excise tax proposal or the comparative effectiveness analysis would have on our financial results. The ultimate content or timing of any future healthcare reform legislation, and its impact on medical device companies such as us, is impossible to predict, although the impact should be less than what may be seen in other healthcare contexts due to the fact that the vast majority of ESRD patients already are covered under a federal health care program. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.
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
     To date, our marketing efforts have been confined nearly exclusively to the United States. We have had limited activities in Canada with our System One, and in certain other jurisdictions with our In-Center products sold through distributors. In May 2009, we announced an international distribution agreement with Kimal, whereby we would commence promotion and sales of our System One, as well as Streamline and ButtonHole needles, in the United Kingdom and Ireland. We may, in the future, seek to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
     We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. We can make no assurance that our employees or other agents will not engage in prohibited conduct under the Foreign Corrupt Practices Act for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
     We depend on a number of single-source suppliers for some of the raw materials and components we use in our products. We also obtain sterilization services from a single supplier. Membrana GmbH is our sole supplier of the fiber used in our filters for System One products. Pisa is our sole supplier of lactate-based dialysate and Kawasumi is our only supplier of needles. We also obtain certain other components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.
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

     We continue to develop new products and make improvements to existing products. We have also relocated the manufacture of certain of our products to Mexico. As such, we and certain of our third-party manufacturers, have limited manufacturing experience with certain of our products. We are, therefore, more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.
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
     As of September 30, 2009, we had 44 pending patent applications, including foreign, international and U.S. applications, and 42 U.S. and international issued patents. Under our license agreement with DSU Medical Corporation, we also license approximately 29 pending patent applications, including foreign, international and U.S. applications, and approximately 76 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,695,539 shares of common stock outstanding as of September 30, 2009. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 466,955 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At September 30, 2009, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of September 30, 2009, 11,472,430 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2009, 6,920,434 shares were subject to outstanding options, of which 3,670,778 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Our executive officers, directors and current and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 66% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 18% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 6. Exhibits

Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 the of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

November 9, 2009