Form 10-K
period 2009-12-31
NxStage Medical, Inc.
filed 2010-03-12
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $96.8 million, as of June 30, 2009, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2009.

There were 47,278,328 shares of the registrant’s common stock issued and outstanding as of the close of business on March 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on May 27, 2010 are hereby incorporated by reference in response to Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

NXSTAGE MEDICAL, INC.

2009 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our major customers, including DaVita Inc.; the adequacy of our funding, our need for and our ability to obtain additional funding; the timing of when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, the impact of possible future changes to reimbursement for chronic dialysis treatments and the impact of current economic conditions on our business. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report.

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

PART I

For convenience, in this Annual Report on Form 10-K, “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1.	Business

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as hospital and clinic-based dialysis. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD, which we refer to as the in-center market. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD.

ESRD, which affects over 500,000 people in the United States, is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream and, unless the patient receives a kidney transplant, is required for the remainder of the patient’s life. Approximately, 70% of ESRD patients in the United States rely on life-sustaining dialysis treatment. Hemodialysis, the most widely prescribed type of dialysis, typically consists of treatments in a dialysis clinic three times per week, with each session lasting three to five hours. Approximately 8% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home, most of whom treat themselves with peritoneal dialysis, or PD, although surveys of physicians and healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. We believe there is an unmet need for a hemodialysis system that allows more frequent and easily administered therapy at home and have designed our system to address this and other kidney replacement markets.

Measuring 15x15x18 inches, the System One is the smallest commercially available hemodialysis system. It consists of a compact, portable and easy-to-use cycler, disposable drop-in cartridge and high purity premixed fluid. The System One has a self-contained design and simple user interface making it easy to operate by a trained patient and his or her trained partner in any setting prescribed by the patient’s physician. Unlike traditional dialysis systems, our System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Patients can bring the System One home, plug it in to a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems. Given its compact size and lack of infrastructure requirements, the System One is portable, allowing patients freedom to travel. We believe these features provide patients and their physicians new treatment options for ESRD.

We market the System One to dialysis clinics for chronic hemodialysis treatment, providing clinics with improved access to a developing market, the home hemodialysis market, and the ability to expand their patient base by adding home-based patients without adding clinic infrastructure. The clinics in turn provide the System One to ESRD patients. For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment. Typically, our customers rent the System One equipment on a month to month basis, although a number of our customers have elected to purchase rather than rent System One equipment. DaVita Inc., or DaVita, our largest customer in the home market, purchases rather than rents a significant percentage of its System One equipment. Clinics receive reimbursement from Medicare, private insurance and patients for dialysis treatments. We commenced marketing the System One for chronic hemodialysis treatment in September 2004.

We are not responsible for, and do not provide patient training. We provide training to dialysis clinic staff, who in turn, train home hemodialysis patients and their partners. Training takes place at the clinic primarily during the patient’s prescribed, often daily, two to three hour treatment sessions. Patient training, which typically takes two to three weeks, includes basic instruction on ESRD, operation of the System One and insertion by the patient or their partner of needles into the patient’s vascular access site. Clinics provide testing to patients and their partners at the conclusion of training to verify skills and an understanding of System One operation. Training sessions are presently reimbursed by Medicare, and there may be a co-payment requirement to the patient associated with this training.

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

In addition to the System One, we also sell a line of extracorporeal disposable products for use primarily in in-center dialysis treatments for patients with ESRD. These products, which we obtained in connection with our acquisition of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities, include hemodialysis blood tubing sets, A.V. fistula needles and apheresis needles. The MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981, and have achieved leading positions in the U.S. market for both hemodialysis blood tubing sets and AV fistula needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline, our next generation product, which was introduced in 2007 is designed to provide improved patient outcomes and lower costs to dialysis clinics. Our needle products line includes AV fistula needle sets incorporating safety features, first introduced in 1995, including PointGuard Anti-Stick Needle Protectors and MasterGuard technology, and ButtonHole needle sets, first introduced in 2002.

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

For the year ended December 31, 2009, our revenues were $148.7 million and we incurred a net loss of $43.5 million. As of December 31, 2009, we had cash and cash equivalents of $21.7 million, total assets of $197.0 million, long term liabilities of $78.3 million and total stockholders’ equity of $89.4 million.

Since inception, we have incurred losses every quarter, and at December 31, 2009, we had an accumulated deficit of approximately $276.7 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenues, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.

We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future. We believe, based on current projections, that we have the required resources to fund operating requirements through 2010 and beyond. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of complementary businesses, services or technologies.

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

Recent Events

On March 10, 2010, we entered into a Loan and Security Agreement, the Agreement, with Silicon Valley Bank, SVB, for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of our assets. In connection with this Agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the Agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in our Agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. We did not draw any amounts under the Agreement at closing, but may do so in the future to fund working capital and operating requirements.

In May 2009, we entered into a five year exclusive distribution agreement with Kimal plc, or Kimal, a distributor of medical device technology across the United Kingdom and international healthcare markets, for the promotion, sale, delivery and service of the System One and certain of our other products in the United Kingdom and Ireland. The agreement marked our first international expansion for the System One outside of the United States and Canada. Under the terms of the agreement, the System One and PureFlow SL dialysate preparation system will be available to dialysis centers and hospitals throughout the United Kingdom and Ireland exclusively through Kimal, which also has the option to make our blood tubing sets and needles available to their customers in these regions. Since signing this agreement with Kimal, we have continued to expand internationally, recently announcing a distribution agreement with Nordic Medcom AB for Sweden, Denmark and Finland and Dirinco in the Netherlands.

In June 2009, we entered into a five year distribution agreement with Gambro Renal Products, Inc., or Gambro, pursuant to which we agreed to supply blood tubing sets, including our ReadySet and the Streamline product lines, to Gambro. Gambro, in turn, agreed to exclusively supply the blood tubing sets to DaVita for use with specific dialysis machines, subject to certain conditions.

In May 2009, we entered into a series of agreements with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan. The agreements are multi-faceted and include a term loan and security agreement, or term loan, pursuant to which Asahi agreed to provide us with $40.0 million of debt financing. The term loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The term loan is secured by substantially all of our assets. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions. We used $30.0 million of the proceeds to pay off the entire debt obligation, including prepayment and other transaction fees, owed under our credit and security agreement with General Electric Capital Corporation. We intend to use the remaining proceeds for operating purposes.

Our Products and Services

We sell the System One in the home and critical care markets. Since our acquisition of the MDS Entities, which was completed on October 1, 2007, we also sell blood tubing sets, needles and other extracorporeal products for use primarily in hemodialysis therapy to the in-center market.

The System One

Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system, which incorporates multiple design technologies and design features. Sales of the System One and related disposables accounted for approximately 58%, 52%, and 74% of our total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

The System One includes the following components:

•	The NxStage Cycler. A compact portable electromechanical device containing pumps, control mechanisms, safety sensors and remote data capture functionality.

•	The NxStage Cartridge. A single-use, disposable, integrated treatment cartridge that loads simply and easily into the cycler. The cartridge incorporates a proprietary volumetric fluid management system and includes a pre-attached dialyzer.

•	Premixed Dialysate. The System One uses high-purity premixed dialysate for hemodialysis applications. The volume of fluids used varies with treatment options, prescription, and setting. We supply our premixed dialysate in sterile five liter bags or through the use of our PureFlow SL accessory, which we received FDA clearance for in March 2006 and made available to our customers beginning in July 2006. The PureFlow SL module allows for the preparation of dialysate fluid in the patient’s home using ordinary tap water and dialysate concentrate thereby reducing the need for bagged fluids for in-home treatments.

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

ReadySet

The ReadySet High Performance Blood Tubing Set, which was introduced for use in hemodialysis in 1993, features a pump segment material designed to deliver reliable, accurate flows throughout the treatment. The blood tubing is designed to be easy to handle and to enable relatively fast priming, or removal of air from the dialysate solution. These technological advances are intended to optimize dose delivery. Sales of ReadySet accounted for approximately 19%, 24% and 14% of our total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Streamline

Our next generation blood tubing set product is Streamline. Streamline features an efficient and airless design intended to result in superior clinical and economic performance. It is designed to reduce treatment time, minimize waste and optimize dose delivery. Streamline also includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy, thereby intended to facilitate a clinician’s ability to satisfy Occupational Safety and Health Administration, or OSHA, anti-stick requirements.

AV Fistula and Apheresis Needles with MasterGuard Anti-Stick Needle Protectors

Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. Sales of AV fistula and apheresis needles accounted for approximately 14%, 18% and 6% of our total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

ButtonHole Needle Set

As an alternative to our AV fistula needles with MasterGuard, we also offer ButtonHole needles for hemodialysis therapies. This needle is used by patients that employ “the constant-site technique”, whereby a fistula needle is inserted in the same place each treatment. Published clinical experience suggests that the incidence of pain, hematoma, and infiltrations at the needle insertion site can be reduced by utilizing the constant-site technique. Our ButtonHole AV fistula needle has an anti-stick, dull bevel design well-suited for the constant-site technique, while also designed to reduce the risk of accidental needle sticks.

Medic

The Medic needle/connector device was engineered to help reduce the risk of accidental needle sticks, as required by OSHA. Medic can be used with any standard syringe, and is used in hemodialysis procedures with catheters, AV fistula needles, blood tubing sets and dialysis priming sets. For apheresis procedures, Medic is designed to easily access drug vials and blood collection tubes.

Competition

The dialysis therapy market is mature, consolidated and competitive. Our System One in the critical care market competes against Gambro AB, Fresenius Medical Care AG, Baxter Healthcare, B. Braun and others. Our System One in the home market is currently the only system specifically indicated for use in the home market in the United States. Our product lines in the in-center market compete directly against products produced by Fresenius Medical Care AG, Gambro AB, Nipro, B. Braun, Baxter Healthcare, JMS and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One, and in some instances many of our Medisystems products, and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility and performance.

We presently have the only product specifically cleared for home hemodialysis therapy in the United States.

There is, however, presently an increasing interest in the home hemodialysis market from our key competitors. Baxter has announced a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2010. We are unable to predict when, if ever, this product, or products from other companies, may attain regulatory clearance and enter the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth.

For the critical care market, we believe we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids. As with the home market, we believe we also compete favorably on the basis of clinical flexibility, given the System One’s ability to perform hemofiltration, hemodialysis and ultrafiltration. However, the fact that we are not indicated for hemodiafiltration may be perceived by some clinicians as a disadvantage of our system over others. We believe we compete favorably in terms of cost-effectiveness for hospitals that perform continuous renal replacement therapies, or CRRT. For those hospitals that do not perform CRRT or other types of prolonged therapies, we compete unfavorably in terms of cost-effectiveness. We compete unfavorably in terms of sales force coverage and branding, because we have a smaller sales force than most of our competitors. In the fluid overload market, which is a very small component of our critical care market, drug therapy is currently the most common and preferred treatment. To date, ultrafiltration has not been broadly adopted and, if the medical community does not accept ultrafiltration as clinically useful, cost-effective and safe, we will not be able to successfully compete against existing pharmaceutical therapies.

For the in-center market, where we sell needles and blood tubing sets, we believe that we compete favorably in terms of product quality, ease-of-use, cost effectiveness, clinical flexibility and performance. We also compete favorably in terms of branding, as the MDS Entities have been selling products to dialysis centers for the treatment of ESRD since 1981. We compete unfavorably in terms of sales force coverage, as we rely nearly exclusively on distributors, rather than our own direct sales force.

Our primary competitors are large, well-established businesses with significantly more financial and personnel resources and greater commercial infrastructures than us. We believe our ability to compete successfully will depend largely on our ability to:

•	establish the infrastructures necessary to support a growing home and critical care dialysis products business;

•	maintain and improve product quality;

•	continue to develop sales and marketing capabilities;

•	continuously improve our products and develop new products;

•	achieve cost reductions; and

•	access the capital needed to support our business.

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

Sales and Marketing

We sell our products in three markets: home, in-center, and critical care. Substantially all our revenue is generated from sales to external customers in the United States, with a small amount of revenues resulting from international sales through distributors. We have a sales force that calls on dialysis clinics, nephrologists and hospitals. In addition to specialized sales representatives, we also employ nurses in our sales force to serve as clinical educators to support our sales efforts. Our marketing and sales efforts focus almost exclusively on the home and critical care markets as we rely heavily on distributors to sell our products in the in-center market. Henry Schein, Inc., or Henry Schein, is the primary distributor for our in-center market. In 2009, sales to DaVita and Henry Schein represented 22% and 28% of our total revenues, respectively, and nearly half of In-center segment sales in 2009 were derived from sales to DaVita. DaVita and Henry Schein are expected to remain significant customers of ours in 2010. No other single customer represented 10% or more of our revenues in 2009. In 2008, sales to DaVita and Henry Schein represented 18% and 39% of our total revenues, respectively, and half of Henry Schein’s sales of our products in 2008 were derived from sales to DaVita. No other single customer represented 10% or more of our revenues in 2008. In 2007, sales to DaVita and Henry Schein represented 20% and 22% of our total revenues, respectively, and half of Henry Schein’s sales of our products in 2007 were derived from sales to DaVita. No other single customer represented 10% or more of our revenues in 2007. Sales to DaVita are primarily in the System One segment and sales to Henry Schein are in the In-center segment.

Home

We rent or sell the System One to customers in the home market. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national or regional chains. Since Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at-home, in-clinic or with a kidney transplant, we do not sell the System One directly to patients.

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

DaVita is our largest customer in the home market. In February 2007, we entered into a national service provider agreement with DaVita that conferred to DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita was granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the United States ESRD patient population, and limited exclusivity in the majority of all other United States geographies, subject to DaVita’s meeting certain requirements, including the achievement of certain patient numbers and training rates. The agreement further limited, but did not prohibit, the sale by NxStage of the System One for chronic home patient hemodialysis therapy to Fresenius. Per the agreement, DaVita no longer has any preferred geographic market or exclusivity rights, and as of December 31, 2009, the initial term of our national service provider agreement with DaVita expired. While we negotiate a new agreement with DaVita for the home market, we continue to restrict our activities in a limited subset of geographic markets where DaVita previously held preferred market rights. However, we can provide no assurance that we will enter into a new agreement with DaVita or what the terms, including exclusivity provisions, of a new agreement with DaVita would be. Our national service provider agreement with DaVita contemplates ongoing sales of products following December 31, 2009. We expect that DaVita will continue to be our largest customer for the foreseeable future. The change in DaVita’s exclusivity rights does give us the opportunity to expand in certain markets and with other providers, including Fresenius. We have a low, but growing, volume of sales to Fresenius of our System One in the home market, and have been able to expand at certain other providers, but we have no assurance that this will continue. It is too early to predict what effect the change in DaVita’s exclusivity rights will have on our growth in the home market.

After renting or selling a System One to a clinic, our clinical educators generally train the clinic’s nurses and dialysis technicians on the proper use of the system using proprietary training materials. We then rely on the trained technicians and nurses to train home patients, their partners and other technicians and nurses using the System One. This approach also allows the clinic and physician to select, train and support the dialysis patients that will use our system, much the same way as they manage their patients who are on home peritoneal dialysis therapy.

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

In-center

We sell primarily blood tubing sets and needles to customers in the in-center market. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national chains. The majority of our sales in this market are made through distributors, in order to leverage national networks, shipping efficiencies and existing customer relationships. Our distribution agreement with Henry Schein, our primary distributor for the In-center segment, originally scheduled to expire in July 2009, has been extended on a non exclusive basis while the parties work to negotiate a new agreement.

DaVita is also a significant customer for our In-center segment products. DaVita contractually committed to purchase our needles through January 2013. Under our recently signed Gambro agreement, Gambro has contractually committed to exclusively supply our blood tubing sets in the United States to DaVita through July 2014. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its product requirements from Gambro.

We plan our manufacturing and distribution activities based on distributor purchase orders. Finished goods are shipped directly to distributor warehouses. Our customer and clinic services team markets the tubing sets and/or blood access devices under the Medisystems brand name. To support blood tubing set and needle sales, our clinic services personnel regularly visit or call clinic operators.

International

Historically, nearly all of our product sales occurred in the United States, with limited sales experience in Canada. In 2009, we signed our first international distribution agreement for the sale of our System One outside of the United States and Canada. In May 2009, we entered into a five year exclusive distribution agreement with Kimal plc, or Kimal, a distributor of medical device technology across the United Kingdom and international healthcare markets, for the promotion, sale, delivery and service of the System One and certain of our other products in the United Kingdom and Ireland. Since signing this agreement with Kimal, we have continued to expand internationally, recently announcing a five year exclusive distribution agreement with Nordic Medcom AB for the promotion, sale, delivery and service of the System One and certain of our other products in Finland, Denmark and Sweden and a five year distribution agreement with Dirinco for the promotion, sale, delivery and service of the System One and certain of our other products in the Netherlands. Our experience selling internationally has been very limited to date, and international sales of our products were immaterial in 2009.

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

Our goal is to provide further insights into more frequent dialysis and its cost-effectiveness as well as to confirm the significant reported potential benefits of daily therapy on patient quality of life and rehabilitation. Published U.S. government data estimates the total health care cost burden of a Medicare dialysis patient at over $70,000 annually, with dialysis services representing approximately 25% of this cost, while the cost of hospitalizations, drugs and physician fees make up nearly 60%. Studies indicate daily therapy may materially reduce overall Medicare costs for the care of chronic dialysis patients, particularly through reduced hospitalization and drug costs.

Interim four and twelve month results from our ongoing FREEDOM study show daily home hemodialysis treatment made possible by the System One therapy significantly improves select measures of patient quality-of-life as compared to conventional, thrice-weekly in-center treatment. Specific improvements identified to date include a reduction in the average time to resume normal activity, returning significant quality time to patients each week. Other benefits include a reduction in depressive symptoms, improvements in select physical and mental health quality of life domains, and a reduction in anti-hypertensive medications.

More recently, we announced FDA approval of an investigational device exemption, or IDE, study intended to support a home nocturnal indication for the System One, which started in the first quarter of 2008. We recently completed the IDE study and submitted the associated 510(k) to the FDA.

In addition to the FREEDOM and nocturnal studies, we have completed two significant clinical trials with the System One for ESRD therapy, a post-market study of chronic daily hemofiltration and a study under an FDA-approved IDE. We have also completed a study of ultrafiltration with the System One for fluid overload associated with CHF.

In the IDE study, we compared center-based and home-based daily dialysis with the System One. That study was a prospective, multi-center, two-treatment, two-period, open-label, cross-over study. The first phase of the study consisted of 48 treatments, six per week, in an eight-week period performed in-center, while the second phase consisted of the same number of treatments performed in an in-home setting. Between the two phases, there was a two-week transition period conducted primarily in the patient’s home. Prior to study initiation, enrolled patients were to have been on at least two weeks of daily hemodialysis with the System One in an in-center environment. The objective of the study was to evaluate equivalence on a per-treatment basis between the delivery of hemodialysis with our system in-center and at home. The result of the investigation showed that the safety and effectiveness of hemodialysis with our system in each setting was equivalent.

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

For the years ended December 31, 2009, 2008 and 2007, we incurred research and development expenses of $9.8 million, $8.9 million and $6.3 million, respectively.

Intellectual Property

We seek to protect our investment in the research, development, manufacturing and marketing of our products through the use of patent, trademark, copyright and trade secret law. We own or have licensed rights to a number of patents, trademark, copyrights, trade secrets and other intellectual property directly related and important to our business both in the United States and abroad. We also have domestic and foreign pending patent applications.

As of December 31, 2009, we had 44 issued U.S. and international patents, 1 issued European Union, or EU, industrial design registration and 44 U.S., international and foreign pending patent applications.

Patent No.	Regime	Description	Issued	Expiration Date

6,254,567	US	Flow-Through Peritoneal Dialyzer System and Methods with on-line Dialysis Solution Regeneration	7/3/2001	2/26/2019
6,554,789	US	Layered Fluid Circuit Assemblies and Methods for Making Them	4/29/2003	2/14/2017
6,572,641	US	Devices for Warming Fluid and Methods of use	6/3/2003	4/9/2021
6,572,576	US	Method and ApparatUS for Leak Detection In A Fluid Line	6/3/2003	7/2/2021
6,579,253	US	Fluid Processing Systems and Methods using Extracorporeal Fluid Flow Panels Oriented within a Cartridge	6/17/2003	2/14/2017
6,582,385	US	Hemofiltration System Including Ultrafiltrate Purification and Re-Infusion System	6/24/2003	2/19/2018
6,589,482	US	Extracorporeal Circuits for Performing Hemofiltration Employing Pressure Sensing Without an Air Interface	7/8/2003	2/14/2017
6,595,943	US	Systems and Methods for Controlling Blood Flow and Waste Fluid Removal During Hemofiltration	7/22/2003	2/14/2017
6,638,477	US	Fluid Replacement Systems and Methods for use in Hemofiltration	10/28/2003	2/14/2017
6,638,478	US	Synchronized Volumetric Fluid Balancing Systems and Methods	10/28/2003	2/14/2017
6,649,063	US	Method for Performing Renal Replacement Therapy Including Producing Sterile Replacement Fluid in a Renal Replacement Therapy Unit	11/18/2003	10/7/2021
6,673,314	US	Interactive Systems and Methods for Supporting Hemofiltration Therapies	1/6/2004	2/14/2017
6,702,561	US	Devices and Methods for Potting a Filter for Blood Processing	3/9/2004	9/8/2021
6,743,193	US	Hermetic Flow Selector Valve	6/1/2004	7/17/2021
6,830,553	US	Blood Treatment Systems and Methods That Maintain Sterile Extracorporeal	12/14/2004	2/14/2017
6,852,090	US	Fluid Processing Systems and Methods using Extracorporeal Fluid Flow	2/8/2005	12/10/2017
6,872,346	US	Method and Apparatus for Manufacturing Filters	3/29/2005	5/14/2023
6,955,655	US	Hemofiltration System	10/18/2005	10/7/2017
6,979,309	US	Systems and Methods for Performing Blood Processing and/or Fluid Exchange Procedures	12/27/2005	6/19/2017
7,004,924	US	Methods, Systems, and Kits for The Extracorporeal Processing of Blood	2/28/2006	2/11/2018
7,040,142	US	Method and Apparatus for Leak Detection in Blood Circuits Combining External Fluid Detection and Air Infiltration Detection	5/9/2006	2/9/2022
7,087,033	US	Method and Apparatus for Leak Detection In A Fluid Line	8/8/2006	8/22/2021
7,112,273	US	Volumetric Fluid Balance Control for Extracorporeal Blood Treatment	9/26/2006	10/4/2023
7,147,613	US	Measurement of Fluid Pressure in a Blood Treatment Device	12/12/2006	8/29/2020

Patent No.	Regime	Description	Issued	Expiration Date

7,214,312	US	Fluid Circuits, Systems, and Processes for Extracorporeal Blood Processing	5/8/2007	7/8/2022
7,226,538	US	Fluid Processing Apparatus	6/5/2007	1/21/2022
7,267,658	US	Renal Replacement Therapy Device for Controlling Fluid Balance of Treated Patient	9/11/2007	3/6/2021
7,300,413	US	Blood Processing Machine and System using Fluid Circuit Cartridge	11/27/2007	5/4/2021
7,338,460	US	Blood Processing Machine Fluid Circuit Cartridge	3/4/2008	6/9/2018
7,337,674	US	Pressure Detector for Fluid Circuits	3/4/2008	6/14/2024
7,347,849	US	Modular Medical Treatment Replaceable Component	3/25/2008	6/30/2018
7,419,597	US	Fluid, Circuits, Systems, and Processes for Extracorporeal Blood Processing	9/2/2008	7/12/2021
7,470,265	US	Dual Access Spike for Infusate Bags	12/30/2008	1/11/2024
7,473,238	US	Hemofiltration Systems and Methods That Maintain Sterile Extracorporeal Processing Conditions	1/6/2009	8/11/2020
7,544,300	US	Batch Filtration System for Preparation of Sterile Fluid for Renal Replacement Therapy	6/9/2009	1/7/2024
7,588,684	US	Systems and Methods for Handling Air and/or Flushing Fluids in a Fluid Circuit	9/15/2009	7/13/2021
602004021672.0	DE	Preparing Replacement Fluid	6/24/2009	11/29/2020
1592494	EP	Batch Filtration System for Preparation of Sterile Replacement Fluid for Renal Therapy	6/24/2009	1/7/2024
0969887	GB	Hemofiltration System	11/16/2005	2/5/2018
1592494	GB	Preparing Replacement Fluid	6/24/2009	1/7/2024
4118233	JP	Method and ApparatUS for Leak Detection in a Fluid Line	5/2/2008	7/8/2022
4387631	JP	Layered Fluid Circuit Assemblies and Methods for Making Them	10/9/2009	11/29/2020
4416368	JP	Fluid Processing Systems and Methods using Extracorporeal Fluid Flow Panels Oriented Within a Cartridge	12/4/2009	11/29/2020
4416797	JP	Improved Methods and Apparatus for Leak Detection in Blood Processing Systems	12/4/2009	11/5/2024
000023148-0001	EU*	Blood Treatment Machine and Parts thereof	4/1/2003	4/1/2028

*	EU industrial design registration

Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of the patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.

In connection with the acquisition of the MDS Entities on October 1, 2007, we also acquired exclusive license rights to a portfolio of patents. The licensed patents fall into two categories: those that are used exclusively by the MDS Entities, which we refer to as Class A patents, and those patents that are used by the MDS Entities and other companies owned by Mr. Utterberg, which we refer to as the Class B patents. Pursuant to the terms of our license agreement with DSU Medical Corporation, we have a license to (1) the Class A patents, to practice in all fields for any purpose and (2) the Class B patents, solely with respect to certain defined products for use in the treatment of extracorporeal fluid treatments and/or renal insufficiency treatments. This license agreement further provides that our rights under the agreement are qualified by certain sublicenses previously granted to third parties. We have agreed that Mr. Utterberg will retain the right to royalty income under one of these sublicenses.

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

We require our employees, consultants and advisors to execute confidentiality agreements with us. We also require our employees to agree to disclose and assign to us all inventions conceived by them during their employment with us. Similar obligations are imposed upon consultants and advisors performing work for us relating to the design or manufacture of our product. Despite efforts taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Manufacturing

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets, and some components.

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

We have certain agreements that grant certain suppliers exclusive or semi-exclusive supply rights. We contract for the manufacture of the majority of our finished goods of ReadySet blood tubing sets and all our needles from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand. The current agreement with Kawasumi for the manufacture of blood tubing extends through January 2011, which term can be automatically extended for additional one year periods, unless either party provides sufficient notice of termination. Under the terms of this agreement, we supply Kawasumi with molded component parts and Kawasumi in turn uses these components to manufacture finished goods blood tubing sets, which are then purchased by us. We have committed to purchase from Kawasumi a minimum quantity of blood tubing sets over the term of the agreement. We believe that this minimum purchase commitment is less than our anticipated requirements for blood tubing sets.

We also have an agreement with Kawasumi for the manufacture of needle sets. Virtually all of these needle sets rely on our patented guarded needle set technology. In February 2007, we agreed with Kawasumi to extend their needle set supply agreement through February 2011, with opportunities to extend the term beyond that date. We have committed to purchase from Kawasumi a minimum quantity of needle sets over the three-year extended term of the contract. We believe that this minimum purchase commitment is less than our anticipated requirements for needles.

In January 2007, we entered into a supply agreement with Membrana pursuant to which Membrana has agreed to supply, on an exclusive basis for a period of ten years, the capillary membranes that we use in the filters used with the System One. Membrana has agreed to pricing reductions based on volumes ordered and we have agreed to purchase a base amount of membranes per year. The agreement may be terminated upon a material breach, generally following a sixty-day cure period.

We purchase bicarbonate-based premixed dialysate from B. Braun Medizintechnologie GmbH, or B. Braun, and our lactate-based premixed dialysate from Laboratorios PISA, or PISA. We have a supply agreement with B. Braun that obligates B. Braun to supply the dialysate to us for an indefinite period until either party provides twelve months notice of termination in exchange for a minimum purchase commitment, which we believe is less than our anticipated requirements. The contract may be terminated upon a material breach, generally following a 30-day cure period. Our supply agreement with PISA extends through 2011. This contract may be terminated upon a material breach, generally following a 30-day cure period.

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

We have received a total of 24 product clearances to market Medisystems products that support the in-center market. These clearances, the first of which was received in 1981, cover blood tubing sets used for hemodialysis, needle sets used in hemodialysis and apherisis, and other components such as intravenous administration sites, Medics and transducer protectors, used primarily for hemodialysis.

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

MDR Regulations.  The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. To date, a majority of our MDRs had been submitted to comply with the FDA’s blood loss policy for routine dialysis treatments. This policy required manufacturers to file MDR reports related to routine dialysis treatments if the patient experiences blood loss greater than 20cc.

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

Reimbursement

Home and In-Center Care Markets

Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We rent or sell our System One to dialysis clinics and sell our needles and blood tubing sets to dialysis clinics. These clinics are, in turn, reimbursed by Medicare, Medicaid and private insurers. According to the 2009 USRDS Annual Data Report, Medicare is the primary payor for approximately 75% of prevalent dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 15% of patients are covered by commercial insurance, with the remaining 10% of patients classified by the USRDS as “other” or “unknown.” Certain centers have reported that the NxStage daily home dialysis therapy attracts a higher percentage of commercial insurance patients than other forms of dialysis.

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

When Medicare is the primary payor for services furnished by dialysis clinics, it reimburses dialysis clinics for 80% of the composite rate, leaving the secondary insurance or the patient responsible for the remaining 20%. The Medicare composite rate is set by Congress and is intended to cover virtually all costs associated with each dialysis treatment, excluding physician services and certain separately billable drugs and laboratory services. While there is some regional variation in the Medicare allowable rate, the national average for 2010 is $155 per treatment for both independent and hospital-based dialysis facilities. Depending upon patient case mix, reimbursement may be further improved, based on a case-mix adjustment to the composite rate. Under the case-mix adjustment, Medicare now pays more for larger patients and those under the age of 65. This may be beneficial to our customers, as to date our patient population has tended to be younger and larger than the ESRD national average. As a result of the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA legislation, Centers for Medicare and Medicaid Services, or CMS, has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.

CMS rules limit the number of hemodialysis treatments paid for by Medicare to three per week, unless there is medical justification provided by the patient’s physician, for the additional treatments. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis. A clinic’s decision as to how much it is willing to spend on home daily dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.

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

Our Employees

As of December 31, 2009, we had 1,509 full-time employees, 4 part-time employees and 22 seasonal or temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations.

Where To Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.nxstage.com) under the “Investor Information” caption as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the rules of the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. You may read and copy materials that we have filed with the SEC at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. In addition, our SEC filings are available to the public on the SEC’s website (www.sec.gov).

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

Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the acquisition of the MDS Entities on October 1, 2007, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadened our product offerings, we expect that in 2010 and in the foreseeable future, we will continue to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products acquired in the Medisystems Acquisition, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could readily replace these revenues.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller, and may develop more slowly than we expect.

We believe our largest future product market opportunity is the home hemodialysis market. However this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, the number of patients receiving peritoneal dialysis was approximately 26,000 in 2006, representing approximately 8% of all patients receiving dialysis treatment for ESRD in the United States. Very few ESRD patients receive hemodialysis treatment outside of the clinic setting. Because the adoption of home hemodialysis has been limited to date, the number of patients who desire to, and are capable of, administering their own hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for Medicare patients by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that a number of our customers are unable to obtain such additional reimbursement, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.

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

We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby approximately half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to expand the percentage of our equipment placements that are purchased rather than rented.

We believe, based on current projections, that we have the required resources to fund operating requirements through 2010 and beyond. Future capital requirements will depend on many factors including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing activities and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.

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

We have limited operating experience, a history of net losses and an accumulated deficit of $276.7 million at December 31, 2009. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred losses every quarter and, at December 31, 2009, we had an accumulated deficit of approximately $276.7 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, while we have achieved positive gross margins for our products, in the aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower our costs of manufacturing our products, accessing lower labor cost markets for the manufacture of our products, growing revenue, increasing the reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations and obtaining better purchasing terms and prices.

Our customers in the System One and In-Center segment are highly consolidated, with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Collectively, these entities provide treatment to more than 60% of United States dialysis patients. Additionally, DaVita has certain dialysis supply purchase obligations to Gambro under a long-term preferred supplier agreement. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United States, will be more constrained without the presence of one or both of DaVita and Fresenius as customers for our System One and In-Center products.

DaVita is our most significant customer for both of the System One and In-Center segments. February 2007, we entered into a national service provider agreement with DaVita that conferred to DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita was granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the United States ESRD patient population, and limited exclusivity in the majority of all other United States geographies, subject to DaVita’s meeting certain requirements, including the achievement of certain patient numbers and training rates. The agreement further limited, but did not prohibit, the sale by NxStage of the System One for chronic home patient hemodialysis therapy to Fresenius. Per the agreement, DaVita no longer has any preferred geographic market or exclusivity rights, and as of December 31, 2009, the initial term of our national service provider agreement with DaVita expired. While we negotiate a new agreement with DaVita for the home market, we continue to restrict our activities in a limited subset of geographic markets where DaVita previously held preferred market rights. However, we can provide no assurance that we will enter into a new agreement with DaVita or what the terms, including exclusivity provisions, of a new agreement with DaVita would be. Our national service provider agreement with DaVita contemplates ongoing sales of products following December 31, 2009. We expect that DaVita will continue to be our largest customer for the foreseeable future. The change in DaVita’s exclusivity rights does give us the opportunity to expand in certain markets and with other providers, including Fresenius. We have a low, but growing, volume of sales to Fresenius of our System One in the home market, and have been able to expand at certain other providers, but we have no assurance that this will continue. It is too early to predict what effect the change in DaVita’s exclusivity rights will have on our growth in the home market.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for the year ended December 31, 2009, and direct sales to DaVita accounted for approximately 38% of our System One segment revenues for the year ended December 31, 2009, and half of our home hemodialysis patients. The initial term of our national service provider agreement with DaVita expired on December 31, 2009. We cannot guarantee we will be able to negotiate a new agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase our products. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices could have a significant impact on our revenues, especially in the near term.

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

In May 2009, we entered into a $40.0 million term loan, with Asahi. The four year term loan bears interest at 8% annually, payable on the first day of November and May beginning on November 1, 2009, with 50% of the interest deferred to maturity. The term loan is secured by substantially all of our assets.

The term loan and security agreement includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.

We entered into a two year Loan and Security Agreement, the Agreement, dated as of March 10, 2010, with Silicon Valley Bank, SVB. The terms of our Agreement may restrict our current and future operations, which could affect our ability to respond to changes in our business and to manage our operations.

On March 10, 2010, we entered into an Agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of our assets. In connection with this Agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the Agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in our Agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

As of the date hereof, we do not have an outstanding balance on the Agreement. However, were we to draw on the Agreement, in the event we fail to satisfy our covenants, or otherwise go into default, SVB has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business.

We compete against other dialysis equipment manufacturers with much greater financial resources and established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products. Our competitors may also introduce new products or features that could impair the competitiveness of our own product portfolio.

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

The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Baxter has announced a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2010. We are unable to predict when, if ever, this product, or products from other companies, may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.

Our continued growth is dependent on our development and successful commercialization of new and improved products.

Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. We cannot assure you that our developments will keep pace with the marketplace or that our new or improved products will adequately meet the requirements of the marketplace.

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

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty has led to reductions in capital investments, overall spending levels and future product plans and sales projections. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the current market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, revenues in the in-center market could be impacted by changes in sales volumes and inventory management policies of our distributors and end customers. Finally, the impact of tightened credit markets on hospitals could continue to impair the manner and pace in which we sell equipment in the critical care market or delay equipment placements. Hospitals facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows.

Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home products, and adverse changes to reimbursement would likely negatively affect the adoption or continued sale of our home products.

Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With approximately 75% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. We understand that a number of our customers are unable to obtain additional reimbursement for more frequent therapy, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these factors will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge for them. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.

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

If we are unable to improve the reliability of our System One product or maintain strong product reliability for our other products, our ability to maintain or grow our business and achieve profitability could be impaired.

We have not yet achieved our long term reliability objectives for our System One and PureFlow SL hardware, and as a result we continue to incur increased service and distribution costs. This, in turn, negatively impacts our gross margins and increased our working capital requirements. Additionally, product reliability issues associated with any of our product lines could lead to decreases in customer satisfaction and our ability to grow or maintain our revenues and could negatively impact our reputation. We continue to work to improve product reliability for all products, and have achieved some improvements to date. If we are unable to continue to improve product reliability of our System One, PureFlow SL products and Streamline products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.

We have a significant amount of System One field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.

Because a significant percentage of our System One home care business continues to rely upon an equipment and service rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.

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

We could be subject to costly and damaging product and professional liability claims and may not be able to maintain sufficient liability insurance to cover claims against us.

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

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims could, however, exceed our applicable insurance coverage, or our coverage could not cover the applicable claims.

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

We currently rely upon Kawasumi, a third-party manufacturer, to manufacture a significant percentage of our blood tubing set products using our supplied components and all of our needles. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2011, with opportunities for extension, and its obligation to supply needles expires in February 2011, with opportunities to extend the term beyond that date. In the event these agreements are not renewed or extended upon favorable terms, if at all, or in the event we are unable to sufficiently expand our manufacturing capabilities, or obtain alternative third party supply prior to the expiration of these agreements, our growth and ability to meet customer demand would be impaired.

Historically, we have relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of our blood tubing set products using our supplied components. Kawasumi has a strong history of manufacturing high-quality product for us. In May 2008, we negotiated a new agreement with Kawasumi with an initial term that extended their obligation to supply blood tubing sets to us through January 31, 2010. The agreement was later extended through January 2011, with further opportunities for extension. We cannot be certain that after the expiration of this agreement we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore, whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011, with opportunities to extend the term beyond that date. In the event this agreement is not renewed or extended on favorable terms, if at all, and we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.

Our In-Center segment relies heavily upon third-party distributors.

We sell the majority of our In-Center products through distributors, which collectively accounted for substantially all of In-Center revenues for the year ended December 31, 2009, with our primary distributor, Henry Schein, accounting for approximately 66% of In-Center revenues for the year ended December 31, 2009. Our distribution agreement with Henry Schein, originally scheduled to expire in July 2009, has been extended on a non exclusive basis while the parties seek to negotiate a new agreement. There is, however no assurance that a new agreement will be signed on favorable terms, if at all. In June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita. During the third quarter of 2009 we began selling blood tubing sets to Gambro. Sales to Gambro represented approximately 14% of our In-Center segment revenues for the year ended December 31, 2009. The loss of

Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

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

The activities of our business involve the import of finished goods into the United States from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Germany, Mexico and Thailand. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties change, we could be subject to significant fines, liabilities or other adverse consequences.

We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from China, Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted. Pandemics, could also impair our ability to import or export goods internationally.

The success of our business depends on the services of each of our senior executives as well as certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect the combined businesses.

Our success has always depended upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development and manufacturing executives and managers. Much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. We maintain key person insurance for only one of our executives, Jeffrey Burbank, our President and Chief Executive Officer.

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

Our products are medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications for our products. Presently, we are pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We recently completed the IDE study and have submitted the associated 510(k). We cannot provide assurance that this or other clearances or approvals will be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510k regulation has not changed, it is under review and based on comments made by FDA in public forums, changes are likely. In the mean time, it should be expected that the requirements to demonstrate substantial equivalence, in order to support a 510k clearance, will be more comprehensive.

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

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. Our Corporate office located in Lawrence, Massachusetts U.S. has previously had three FDA QSR inspections. The first resulted in one observation, which was rectified during the inspection and required no further response from us. Our last two inspections, including our most recent inspection in March 2006, resulted in no observations. Medisystems has been inspected by the FDA on eight occasions, and all inspections resulted in no action indicated. We cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities.

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

Historically, we have not sold or marketed the System One outside the United States and Canada. In May 2009, we announced our first international distribution agreement for the System One with Kimal, granting Kimal distribution rights for the System One as well as Streamline and ButtonHole needles in the United Kingdom and Ireland. In February 2010, we announced another international distribution agreement for the System One with Nordic Medcom, granting Nordic Medcom distribution rights for the System One as well as Streamline and ButtonHole needles in Finland, Sweden and Denmark. We are currently assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.

We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.

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

The Medicare/Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. In addition, several states require us to report and disclose the value, nature, purpose and particular recipient of any fee, payment, subsidy or economic benefit which we may from time to time provide to certain physicians or health care providers. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs; we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our products to a customer, we could be subject to a claim under the Medicare/Medicaid anti-kickback laws or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable state anti-kickback laws, or healthcare provider sunshine laws.

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

To date, our marketing efforts have been confined nearly exclusively to the United States. We have had limited activities in Canada with our System One, and in certain other jurisdictions with our In-Center products sold through distributors. In May 2009, we announced an international distribution agreement with Kimal, whereby we would commence promotion and sales of our System One, as well as Streamline and ButtonHole needles, in the United Kingdom and Ireland. In February 2010, we announced an international distribution agreement with Nordic Medcom, whereby we would commence promotion and sales of our System One, as well as Streamline and ButtonHole needles, in Finland, Sweden and Denmark. We may, in the future, seek to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. While we have policies and procedures in place to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under the Foreign Corrupt Practices Act for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

We depend on a number of single-source suppliers for some of the raw materials and components we use in our products. We also obtain sterilization services from a single supplier. Membrana GmbH is our sole supplier of the fiber used in our filters for System One products. Kawasumi is our only supplier of needles. We also obtain certain other products and components from other single source suppliers or a limited group of suppliers. Our dependence on single source suppliers of components, subassemblies and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables.

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

As of December 31, 2009, we had 44 pending patent applications, including foreign, international and U.S. applications, and 44 U.S. and international issued patents plus 1 European Union, or EU, industrial design registraion. Under our license agreement with DSU Medical Corporation, we also license approximately 30 pending patent applications, including foreign, international and U.S. applications, and approximately 98 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 46,795,859 shares of common stock outstanding as of December 31, 2009. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 467,959 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

At December 31, 2009, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.

As of December 31, 2009, 11,435,552 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of December 31, 2009,

6,850,050 shares were subject to outstanding options, of which 4,034,447 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Our executive officers, directors and current and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 65% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 18% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

As part of our business strategy, we may acquire other businesses and/or technologies in the future. We may issue equity securities as consideration for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Acquisitions may involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	potential loss of key employees of the acquired company; and

•	inaccurate assumptions of the acquired company’s product quality and/or product reliability.

As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We are headquartered in Lawrence, Massachusetts, where we lease approximately 45,000 square feet under a lease expiring in 2012. We have manufacturing facilities consisting of a 118,000 square foot facility in Tijuana, Mexico with a lease expiring in 2011, a 36,300 square foot facility in Modena, Italy with a lease expiring in 2012, a 35,000 square foot facility through our relationship with Entrada with a lease expiring in 2012, and a 12,369 square foot facility in Rosdorf, Germany with a term expiring in 2011. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms. In addition to these facilities we lease a number of small offices for administrative purposes.

Item 3.	Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following is a list of names, ages and background of our executive officers as of December 31, 2009:

Name	Age	Position

Jeffrey H. Burbank	47	President, Chief Executive Officer
Robert S. Brown	51	Senior Vice President, Chief Financial Officer and Treasurer
Tom Shea	47	Senior Vice President, Manufacturing Operations
Winifred L. Swan	45	Senior Vice President, General Counsel and Secretary
Joseph E. Turk, Jr.	42	Senior Vice President, Commercial Operations
Michael J. Webb	43	Senior Vice President of Quality, Regulatory and Clinical Affairs

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

	High	Low

2009
First Quarter	$3.98	$2.11
Second Quarter	$5.90	$1.93
Third Quarter	$7.04	$4.64
Fourth Quarter	$8.43	$5.39
2008
First Quarter	$14.97	$3.70
Second Quarter	$6.74	$3.84
Third Quarter	$4.57	$3.10
Fourth Quarter	$5.01	$2.10

Holders

On March 9, 2010, the last reported sale price of our common stock was $10.13 per share. As of March 9, 2010, there were approximately 77 holders of record of our common stock and approximately 3,400 beneficial holders of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future. Our loan agreements with Asahi and SVB restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

We made no repurchases of our equity securities during the year ended December 31, 2009.

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

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from the first day that our common stock was publicly traded, October 27, 2005, through December 31, 2009 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies), which we refer to as the Nasdaq Composite Index, and (ii) the Nasdaq Medical Equipment Index. This graph assumes the investment of $100 on October 27, 2005 in our common stock, the Nasdaq Composite Index and the Nasdaq Medical Equipment Index and assumes all dividends are reinvested. Measurement points are the last trading days of the years ended December 31, 2009 and 2008, the quarters ended March 31, 2009 and 2008, June 30, 2009 and 2008 and September 30, 2009 and 2008.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
Among NxStage Medical, Inc, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

* $100 invested on 10/27/05 in stock or 9/30/05 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 and balance sheet data as of December 31, 2009 and 2008 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2006 and 2005 and balance sheet data as of December 31, 2007, 2006 and 2005 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$148,676	$128,763	$59,964	$20,812	$5,994
Cost of revenues	111,812	108,387	65,967	26,121	9,585

Gross profit (deficit)	36,864	20,376	(6,003)	(5,309)	(3,591)

Operating expenses:
Selling and marketing	30,047	27,965	21,589	14,356	7,550
Research and development	9,814	8,890	6,335	6,431	6,305
Distribution	13,918	14,267	13,111	7,093	2,059
General and administrative	19,532	19,239	13,046	8,703	4,855

Total operating expenses	73,311	70,361	54,081	36,583	20,769

Loss from operations	(36,447)	(49,985)	(60,084)	(41,892)	(24,360)
Other income (expense), net	(6,755)	(852)	1,750	2,262	(120)

Net loss before taxes	(43,202)	(50,837)	(58,334)	(39,630)	(24,480)
Provision for income taxes	265	374	62	—	—

Net loss	$(43,467)	$(51,211)	$(58,396)	$(39,630)	$(24,480)

Net loss per share, basic and diluted	$(0.93)	$(1.23)	$(1.86)	$(1.60)	$(4.31)

Weighted-average shares outstanding, basic and diluted	46,627	41,803	31,426	24,817	5,681

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,720	$26,642	$34,345	$61,802	$61,223
Working capital	36,037	34,362	40,655	64,716	62,100
Total assets	196,978	212,066	210,386	101,725	76,575
Long-term liabilities	78,267	52,580	46,134	5,495	2,106
Accumulated deficit	(276,714)	(233,247)	(182,036)	(123,640)	(84,011)
Total stockholders’ equity(1)(2)(3)(4)(5)	89,446	122,447	129,717	83,409	67,354

(1)	In May 2008, we issued and sold approximately 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of our common stock. In August 2008, we issued and sold an additional 4.0 million share of common stock and warrants to purchase 0.8 million shares of our common stock. The aggregate net proceeds of both sales was $42.3 million.

(2)	On October 1, 2007, we issued 6.5 million shares of common stock at $12.50 per share in connection with the Medisystems Acquisition.

(3)	On February 7, 2007, we issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for net proceeds of $19.9 million.

(4)	We closed our follow-on public offering on June 14, 2006, which resulted in the issuance of 6.3 million shares of common stock at $8.75 per share. Net proceeds from the offering were approximately $51.3 million.

(5)	We closed our initial public offering on November 1, 2005, which resulted in the issuance of 6.3 million shares of common stock at $10.00 per share. Net proceeds from the offering were approximately $56.5 million. All shares of all series of our outstanding preferred stock were converted into common stock upon the closing of our initial public offering and resulted in the issuance of 12.1 million shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. The FDA cleared the System One in June 2005 for hemodialysis in the home. Presently, we are pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We recently completed the IDE study and have submitted the associated 510(k).

Our business expanded significantly in late 2007 in connection with the October 1, 2007 acquisition of Medisystems Corporation and certain affiliated entities, which we refer to as the Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis, which constitutes our In-center segment. The In-Center segment is significantly more mature than our System One segment. Medisystems Corporation and certain affiliated entities, which we refer to collectively as the MDS Entities, have been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis centers. This product is early in its market launch and adoption has been somewhat limited to date, but growing. Our needle product line includes AV fistula needle sets incorporating safety features including MasterGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV fistula needle sets with MasterGuard Anti-Stick Needle Protector were commercially introduced in 1995 and our ButtonHole needle sets were commercially introduced in 2002.

Our customers, which include dialysis centers and hospitals, receive reimbursement for the dialysis treatments provided with our products typically from Medicare and, to a lesser degree, from private insurers. Medicare provides comprehensive and well-established reimbursement in the United States for ESRD. Reimbursement claims for dialysis therapy using the System One or our blood tubing sets and needles are typically submitted by the dialysis center or hospital to Medicare and other third-party payors using established billing codes for dialysis treatment or, in the critical care setting, based on the patient’s primary diagnosis. Medicare presently limits reimbursement for chronic hemodialysis to three treatments per week, absent a finding of medical justification. Because most of our System One home dialysis patients are treated more than three times a week, expanding Medicare reimbursement over time to more predictably cover more frequent therapy may be critical to the market penetration of the System One in the home market and to our revenue growth in the future. As a result of the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA legislation, Centers for Medicare and Medicaid Services, or CMS, has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets, and some components.

In our System One segment, we market the System One in the home and critical care markets through a direct sales force in the United States primarily to dialysis centers, for ESRD hemodialysis patients, and hospitals. In our In-Center segment, we market our blood tubing and needle products primarily through distributors, although we also have a small dedicated sales force for that business. Nearly all In-Center sales are made to customers in the United States, with very limited amounts sold internationally through distributors. In May 2009, we announced our first international distribution agreement for the System One with Kimal. To date, substantially all System One segment revenues have been derived from sales within the United States. Under our agreement with Kimal, we began selling the System One in the United Kingdom and Ireland this year, and expect to sell Streamline and ButtonHole needles through Kimal in those territories in the future. Since signing this agreement with Kimal, we have continued to expand internationally, recently announcing a five year exclusive distribution agreement with Nordic Medcom AB for the promotion, sale, delivery and service of the System One and certain of our other products in Finland, Denmark and Sweden and a five year distribution agreement with Dirinco for the promotion, sale, delivery and service of the System One and certain of our other products in the Netherlands.

Since inception, we have incurred losses every quarter, and at December 31, 2009, we had an accumulated deficit of approximately $276.7 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.

We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future. We believe, based on current projections, that we have the required resources to fund operating requirements through 2010 and beyond. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of complementary businesses, services or technologies.

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

In the home market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with customer contracts under which we supply the use of hardware and disposables needed to perform dialysis therapy sessions during a month. For customers that purchase the System One in the home market, we recognize revenue from the equipment sale ratably over the expected service obligation period and recognize disposable product revenue upon delivery.

Our contracts with dialysis centers for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. The terms of these contracts vary, and are automatically renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes that provide for the purchase or rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to expand the percentage of our equipment placements that are purchased rather than rented.

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

Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, our primary distributor, represented approximately 66% of our In-Center segment revenues during 2009 and approximately 80% during 2008 and 2007. During the third quarter of 2009, we began selling blood tubing sets to Gambro. Revenues from our other significant distributors, including Gambro, over each of the same periods were 31%, 20% and 10% of our In-Center segment revenues, respectively. Sales to DaVita, through Henry Schein and Gambro represent a significant percentage of these revenues. DaVita has contractual purchase commitments under two agreements: one for blood tubing sets and one for needles. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Under our recently signed Gambro agreement, Gambro has contractually committed to exclusively supply our blood tubing sets in the United States to DaVita through July 2014. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its product requirements from Gambro. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes and variations in inventory management policies of our distributors and end users. We regularly monitor the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.

Some of the distribution contracts for our In-Center segment offer rebates based on sales to specific end customers and discount incentives for early payment. Our revenues are presented net of these rebates, incentives, discounts and returns. As of December 31, 2009, we had $1.5 million reserved against trade accounts receivable for future sales incentives. We recorded $8.6 million, $7.3 million and $1.7 million during 2009, 2008 and 2007, respectively, as a reduction of sales in connection with sales incentives.

Our distribution agreement with Henry Schein, our primary distributor for the In-Center segment, originally scheduled to expire in July 2009, has been extended on a non exclusive basis while the parties work to negotiate a new agreement. If we are unable to negotiate a renewal, we will need to seek alternative distribution relationships or to sell our In-Center segment products directly to end users. Our agreements with two other distributors for the In-Center segment are scheduled to expire in July 2011 and February 2012, respectively. Our blood tubing set distribution agreement with Gambro expires in July 2014.

DaVita continues to be our most significant customer for both segments. We have long-term purchase agreements directly or indirectly covering product sales to DaVita in the In-Center segment, however, the initial term of our long-term agreement with DaVita for the purchase of the System One in the home market expired on December 31, 2009. We are currently working with DaVita to negotiate the terms of a new agreement for the home market, however, there can be no assurance that we will enter into a new agreement for the home market with DaVita or regarding the terms of any such agreement. Our February 7, 2007 agreement with DaVita contemplates ongoing sales of products following December 31, 2009. The loss of any of this business, at least in the near term, would have an adverse effect on our business.

Cost of Revenues

Cost of revenues consists primarily of direct product costs, including material and labor required to manufacture our products, service of System One equipment that we rent and sell to customers and production overhead. It also includes the cost of inspecting, servicing and repairing System One equipment prior to sale or during the warranty period and related stock-based compensation. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third-party suppliers, product reliability and related servicing costs and the design of our products.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales and marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients and their partners in the operation of our products.

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

	Years Ended December 31,
	2009	2008	2007

Revenues	100%	100%	100%
Cost of revenues	75%	84%	110%

Gross profit (deficit)	25%	16%	(10)%

Operating expenses:
Selling and marketing	20%	22%	36%
Research and development	7%	7%	11%
Distribution	9%	11%	22%
General and administrative	13%	15%	22%

Total operating expenses	49%	55%	91%

Loss from operations	(24)%	(39)%	(101)%

Other income (expense):
Interest income	0%	0%	5%
Interest expense	(5)%	(3)%	(2)%
Change in fair value of financial instruments	0%	2%	0%

	(5)%	(1)%	3%

Provision for income taxes	0%	0%	0%

Net loss	(29)%	(40)%	(98)%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Our revenues for 2009 and 2008 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2009		2008

System One segment
Home	$63,461	43%	$48,319	38%
Critical Care	22,340	15%	18,554	14%

Total System One segment	85,801	58%	66,873	52%
In-Center segment	62,875	42%	61,890	48%

Total	$148,676	100%	$128,763	100%

The increase in revenues was attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate the market place, and an increase in sales of blood tubing sets in our In-Center segment.

In the home market, revenues increased $15.1 million, or 31%, in 2009 compared to 2008 as a result of an increase in the number of patients prescribed to use and centers offering the System One. During 2009 we increased the average number of patients at existing centers and the number of total centers offering the System One. Critical care market revenues increased $3.8 million, or 20%, in 2009 compared to 2008, primarily as a result of sales of additional System One units, the growth of our installed base of units and the associated sales of disposables due to our efforts to continue to penetrate the market. Future demand for our products in both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home market are expected to continue to increase as we further penetrate the market place and as we expand internationally. However, in the critical care market, we expect, at least in the short-term, to see a continuation of a conservative capital spending environment as hospitals face pressure to reduce capital spending.

In-Center segment revenues increased $1.0 million, or 2%, in 2009 compared to 2008. The increase in revenues was due to higher sales volumes of our blood tubing sets including Streamline, our newest blood tubing set product line. We expect future demand will be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Cost of Revenues and Gross Profit

Our cost of revenues for 2009 and 2008 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2009	2008	Change	Change

System One segment	$64,538	$57,913	$6,625	11%
In-Center segment	47,274	50,474	(3,200)	(6)%

Total Cost of revenue	$111,812	$108,387	$3,425	3%

Gross profit for the System One segment increased $12.3 million, or 137%, from $9.0 million for 2008 to $21.3 million for 2009. The increase in gross profit was a result of increased revenues, improvements in reliability and equipment utilization and lower overall costs of manufacturing as we continue to realize the benefits of leveraging our manufacturing infrastructure, certain cost saving initiatives such as the transition of manufacturing and equipment service to lower cost labor markets, and improvements in product design and reliability.

Gross profit for the In-Center segment increased $4.2 million, or 37%, from $11.4 million for 2008 to $15.6 million for 2009. The increase in gross profit was due to lower manufacturing costs resulting from the benefits of certain manufacturing process improvements and product design improvements.

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

Selling and Marketing

Our selling and marketing expenses for 2009 and 2008 were as follows (in thousands, except percentages):

	December 31,	December 31,		Percentage
	2009	2008	Change	Change

System One segment	$26,144	$24,491	$1,653	7%
In-Center segment	3,903	3,474	429	12%

Total Selling and marketing	$30,047	$27,965	$2,082	7%

The increase in selling and marketing expenses was primarily the result of increased personnel and personnel-related costs, including non-cash stock-based compensation expense due to expanded sales and marketing and customer service functions. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and other products, particularly Streamline, in the In-center segment, and as we add additional sales support and marketing personnel, but decrease as a percent of revenues as we continue to leverage our existing infrastructure.

Research and Development

Our research and development expenses for 2009 and 2008 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2009	2008	Change	Change

Research and development	$9,814	$8,890	$924	10%

The increase in research and development expenses was primarily a result of increased personnel and personnel-related costs, including non-cash stock-based compensation expense, due to increased headcount. Additionally, clinical trials expenses have increased due to increased patient enrollment in our nocturnal IDE and FREEDOM studies. We expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our FREEDOM study.

Distribution

Our distribution expenses for 2009 and 2008 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2009	2008	Change	Change

System One segment	$12,564	$12,631	$(67)	(1)%
In-Center segment	1,354	1,636	(282)	(17)%

Total Distribution	$13,918	$14,267	$(349)	(2)%

The decrease in distribution expenses was primarily a result of better pricing obtained from carriers and shipping efficiencies. Distribution expenses for the System One segment remained relatively consistent year over year but decreased as a percentage of revenues from 19% during 2008 to 15% during 2009, due primarily to better pricing obtained from carriers, shipping efficiencies and improved reliability of our System One and PureFlow SL hardware. Distribution expenses for the In-center segment decreased due to shipping efficiencies. We expect that distribution expenses will continue to increase at a lower rate than revenues due to expected efficiencies gained from increased business volume, better pricing obtained from carriers, increased volume, customer adoption of our PureFlow SL hardware, which significantly reduces the weight and quantity of monthly disposable shipments, and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.

General and Administrative

Our general and administrative expenses for 2009 and 2008 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2009	2008	Increase	Increase

General and administrative	$19,532	$19,239	$293	2%

General and administrative expenses increased year over year but decreased as a percentage of revenue from 15% during 2008 to 13% during 2009 due to our continued initiative to leverage our overhead structure. The increase in general and administrative expenses was primarily a result of increased personnel and personnel related costs, including non-cash stock-based compensation expense, offset by a decreases in external services expense resulting from cost savings measures. We expect that general and administrative expenses will remain relatively flat in the near term as we continue to leverage our existing infrastructure.

Other Income and Expense

Interest income decreased $0.5 million in 2009 compared to 2008 due to lower interest rates on investments. Interest income is derived primarily from investments in money market funds.

Interest expense increased $2.9 million in 2009 compared to 2008 due primarily to prepayment and other transaction fees of $2.0 million incurred during 2009 to pay off the entire debt obligation owed under our credit and security agreement with General Electric Capital Corporation and an increase in outstanding borrowings.

The change in fair value of the warrants issued on May 22, 2008 and August 1, 2008 in connection with the private placement resulted in the recognition of a $3.2 million gain and the change in fair value of the obligation entered into on May 22, 2008 in connection with the second tranche resulted in the recognition of a $0.7 million loss during 2008. The obligation relating to the second tranche was settled on August 1, 2008 and the fair value on settlement of $0.6 million was recorded in equity. The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. As a result, beginning January 1, 2009, the warrants were classified in equity and thereafter, no longer result in the recognition of changes in fair value in earnings.

Provision for Foreign Income Taxes

The provision for income taxes of $0.3 million in 2009 and $0.4 million in 2008 relates to the profitable operations of certain of our foreign entities.

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Our revenues for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2008		2007

System One segment
Home	$48,319	38%	$29,835	50%
Critical Care	18,554	14%	14,401	24%

Total System One segment	66,873	52%	44,236	74%
In-Center segment	61,890	48%	15,728	26%

Total	$128,763	100%	$59,964	100%

The increase in revenues was attributable to the addition of the In-Center segment as a result of the Medisystems Acquisition on October 1, 2007 and increased sales and rentals of the System One and related disposables in both the critical care and home markets, primarily as a result of increased patient count as we continued to penetrate the marketplace.

In the home market, revenues increased $18.5 million, or 62%, in 2008 compared to 2007 as a result of an increase in the number of patients using and centers offering the System One. Critical care market revenue increased $4.2 million, or 29%, in 2008 compared to 2007 as a result of sales of additional System One units, the growth of our installed base of units and the associated sales of disposables due to our efforts to continue to penetrate the market.

Revenues in the In-Center segment were $61.9 million during 2008 versus and $15.7 million during 2007. We completed the Medisystems Acquisition on October 1, 2007 and therefore the 2007 and 2008 results are not comparable.

Cost of Revenues and Gross Profit (Deficit)

Our cost of revenues for 2008 and 2007 were as follows (in thousands, except percentages):

	December 31,	December 31,		Percentage
	2008	2007	Change	Change

System One segment	$57,913	$53,108	$4,805	9%
In-Center segment	50,474	12,859	37,615	293%

Total Cost of revenue	$108,387	$65,967	$42,420	64%

The increase in total cost of revenues was attributable primarily to increased sales volume in the home and critical care markets and the addition of the In-Center segment as a result of the Medisystems Acquisition. Gross margin increased to 16% in 2008 compared to a deficit of 10% in 2007. The improvement in gross margin was a result of the Medisystems Acquisition, manufacturing cost improvements to the System One equipment and disposables and the leveraging of our manufacturing overhead. Additionally, we incurred a one time inventory charge of $2.0 million relating to a voluntary recall of our chronic cartridges during 2007.

Selling and Marketing

Our selling and marketing expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	December 31,	December 31,		Percentage
	2008	2007	Change	Change

System One segment	$24,491	$20,797	$3,694	18%
In-Center segment	3,474	792	2,682	339%

Total Selling and marketing	$27,965	$21,589	$6,376	30%

The increase in selling and marketing expense was primarily the result of the increase in salary, benefits, payroll taxes and stock-based compensation for the additional selling and marketing personnel and the addition of the In-Center segment as a result of the Medisystems Acquisition.

Research and Development

Our research and development expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Change	Change

Research and development	$8,890	$6,335	$2,555	40%

The increase in research and development expense was primarily the result of an increase in headcount and related salary, benefits, payroll taxes and stock-based compensation for research and development personnel from 2007 to 2008 and increased clinical trials expenses.

Distribution

Our distribution expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Change	Change

System One segment	$12,631	$12,909	$(278)	(2)%
In-Center segment	1,636	202	1,434	710%

Total Distribution	$14,267	$13,111	$1,156	9%

Distribution expense was 11% of revenue in 2008 compared to 22% in 2007. The decreased cost of distribution as a percentage of revenue was due to lower cost of distribution for the In-Center segment as well as improved shipping rates resulting from our efforts to successfully negotiate better shipping terms, better product reliability resulting in fewer expedited shipments and reduction in cost of shipping bagged fluids as we converted more patients to our PureFlow SL products.

General and Administrative

Our general and administrative expenses for 2008 and 2007 were as follows (in thousands, except percentages):

	Years Ended
	December 31,	December 31,		Percentage
	2008	2007	Change	Change

General and administrative	$19,239	$13,046	$6,193	47%

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

Interest expense increased $2.8 million, or 251%, in 2008 compared to 2007 due to an increase in outstanding borrowings. Interest expense was derived primarily from borrowings under our credit and security agreement with General Electric Capital Corporation that we entered into in November 2007.

The change in fair value of the warrants issued on May 22, 2008 and August 1, 2008 in connection with the private placement resulted in the recognition of a $3.2 million gain and the change in fair value of the obligation entered into on May 22, 2008 in connection with the second tranche resulted in the recognition of a $0.7 million loss during 2008. The obligation relating to the second tranche was settled on August 1, 2008 and the fair value on settlement of $0.6 million was recorded in equity. The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. As a result, beginning January 1, 2009, the warrants were classified in equity and thereafter, no longer result in the recognition of changes in fair value in earnings.

Provision for Foreign Income Taxes

The provision for income taxes of $0.4 million in 2008 and $0.1 million in 2007 relates to the profitable operations of certain of our foreign entities acquired in the Medisystems Acquisition on October 1, 2007.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2009, our accumulated deficit was $276.7 million and we had cash and cash equivalents of approximately $21.7 million.

Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to expand the percentage of our equipment placements that are purchased rather than rented. At December 31, 2009, we had $21.7 million of cash and cash equivalents and working capital of $36.0 million. A significant factor affecting the management of our ongoing cash requirements is our ability to execute upon cost reduction initiatives to lower product cost. We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional debt at market interest rates to fund our growth objectives. On March 10, 2010, we entered into a Loan and Security Agreement, the Agreement, with Silicon Valley Bank, SVB, for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of our assets. In connection with this Agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the Agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in our Agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. We did not draw any amounts under the Agreement at closing, but may do so in the future to fund working capital and operating requirements.

In May 2009, we entered into a series of agreements with Asahi. The agreements are multi-faceted and include a term loan in which Asahi agreed to provide us with $40.0 million of debt financing. The term loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The term loan is secured by substantially all of our assets. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions. We used $30.0 million of the proceeds to pay off the entire debt obligation, including prepayment and other transaction fees, owed under our credit and security agreement with General Electric Capital Corporation. We intend to use the remaining proceeds for operating purposes. In connection with entering into the loan and security agreement with SVB, we amended the term loan and security agreement with Asahi to provide for secondary liens on the SVB collateral.

The term loan agreement with Asahi includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.

On May 22, 2008, we entered into a $43 million private placement agreement to sell an aggregate of 9.6 million shares of our common stock at a price of $4.50 per share and warrants to purchase 1.9 million shares of our common stock at an exercise price of $5.50 per share. The exercise price of the warrants was fixed at $5.50 per share on December 31, 2008 based on the Company’s ability to achieve over 3,100 ESRD patients prescribed to receive therapy using the System One. The warrants have a term of 5 years and expire on May 28, 2013 and August 1, 2013 for the first and second tranches respectively. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million as other long-term liabilities at December 31, 2009 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2009, 2008 or 2007.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net cash used in operating activities	$(13,157)	$(53,222)	$(59,629)
Net cash (used in) provided by investing activities	(2,065)	(457)	2,539
Net cash provided by financing activities	10,031	47,575	40,204
Foreign exchange effect on cash and cash equivalents	269	(499)	172

Net cash flow	$(4,922)	$(6,603)	$(16,714)

Net Cash Used in Operating Activities.  For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Net cash used in operating activities decreased by $40.1 million and $6.4 million during the twelve months ended December 31, 2009 and 2008, respectively. The decrease in net cash used in operating activities during both periods were primarily due to a decrease in our net loss after adjustments for non-cash charges, as we continue to reduce product costs, and a decrease in inventory purchases for the production and placement of System One and PureFlow SL hardware as a result of reduced costs and improved reliability. The decrease in net cash used in operating activities during 2008 was offset by an increase in cash used for accounts payable due to timing of vendor payments. Deferred revenues increased $5.1 million, $10.1 million and $16.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The increase in deferred revenues was primarily a result of purchases of System One equipment by certain customers, including DaVita, offset by the amortization of $6.0 million, $4.3 million and $0.7 million during 2009, 2008 and 2007, respectively, of deferred revenues into revenues. Non-cash transfers from inventory to field equipment for the placement of rental units with our customers represented $10.3 million, $21.8 million and $17.6 million, respectively, during the years ended December 31, 2009, 2008 and 2007. The decrease is primarily due to lower equipment costs, improved equipment reliability and our continued effort to improve equipment utilization. Non-cash transfers from field equipment to deferred costs of sales for sales of units to customers represented $7.4 million, $12.8 million and $14.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Net Cash (Used in) Provided by Investing Activities.  For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities. During 2007, net cash provided by investing activities included $10.7 million of proceeds from short-term investments and $2.7 million of costs to acquire Medisystems.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities decreased by $37.5 million during 2009 and increased by $7.4 million during the twelve months ended December 31, 2008.

Net cash provided by financing activities during 2009 included $40.0 million of borrowings under our term loan with Asahi offset by $0.1 million in fees paid in connection with the Asahi debt issuance, $30.0 million in repayments of borrowings under our credit and security agreement with GE and a $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE. Net cash provided by financing activities during 2008 included $5.0 million of additional borrowings under our credit and security agreement with GE and $42.3 million net proceeds from the sale of 9.6 million shares of our common stock and warrants to purchase 1.9 million shares of our common stock. Net cash provided by financing activities during 2007 included $19.9 million of net proceeds received from the sale to DaVita of our common stock, $2.7 million of proceeds from the exercise of stock options and warrants and net borrowings of $17.6 million.

We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future. We believe, based on current projections, that we have the required resources to fund operating requirements through 2010 and beyond. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies.

Contractual Obligations

The following table summarizes our contractual commitments as of December 31, 2009 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Debt obligations	$53,355	$1,732	$51,623	$—	$—
Operating leases	3,910	1,759	2,146	5	—
Purchase obligations	50,388	27,822	17,814	3,168	1,584

Total	$107,653	$31,313	$71,583	$3,173	$1,584

Long-term debt obligations include the aggregate outstanding principle amount under our $40.0 million term loan with Asahi and related deferred interest and estimated interest payments.

Our purchase obligations include purchase commitments for System One components, primarily for equipment, blood tubing sets, needles, and fluids pursuant to contractual agreements with several of our suppliers. Certain of these commitments may be extended and/or canceled at our option.

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

For customers that purchase the System One and PureFlow SL hardware, we must determine whether (a) the equipment has stand-alone value and (b) the fair value of the undelivered items, typically the disposables and, in some instances service, can be determined. If either criteria is not met, which is generally the case, the arrangement is accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment are deferred and recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. If both criteria are met, then the items are accounted for separately as delivered.

In the critical care market, we structure sales of the System One as direct product sales. We recognize revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms.

Our contracts for the System One in the critical care market provide for training, technical support and warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the revenue is recognized ratably over the warranty period.

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

Inventory Valuation

Inventories are valued at the lower of cost or estimated market. We regularly review our inventory quantities on hand and related cost and record a provision for excess or obsolete inventory primarily based on an estimated forecast of product demand for each of our existing product configurations. We also review our inventory value to determine if it reflects lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. The medical device industry is characterized by rapid development and technological advances as well as regulatory and quality manufacturing guidelines that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate.

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

Accounting for Stock-Based Awards

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally equals the vesting period, based on the number of awards that are expected to vest. Estimating the fair value for stock options requires judgment, including the expected term of our stock options, volatility of our stock, expected dividends, risk-free interest rates over the expected term of the options and the expected forfeiture rate. In connection with our restricted stock programs, we make assumptions principally related to the number of awards that are expected to vest.

Intangibles and Other Long-Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets. Furthermore, for our long-lived assets including intangible assets, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate an impairment may exist. Goodwill may be considered impaired if we determine that the carrying value of our reporting unit, including goodwill, exceeds the reporting unit’s fair value. Our reporting units are our System One and In-center operating segments. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of the net assets of our reporting units. We estimate reporting unit fair value using a discounted cash flow approach which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair values of reporting units.

Accounting for Income Taxes

We record the tax effect of transactions when such transactions are recorded in our consolidated statement of operations, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss carryforward and other deferred tax assets. Accordingly, a valuation allowance for the full amount of the deferred tax asset has been established as of December 31, 2009 and 2008 to reflect these uncertainties.

We periodically assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. If our judgment as to the likely resolution of the position changes, if the matter is ultimately settled or if the statute of limitation expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs.

We file federal, state and foreign tax returns. We have accumulated significant losses since our inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.

Related-Party Transactions

On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder, under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, which we refer to as the MDS Entities, in exchange for the issuance of 6.5 million shares of our common stock. We may be required to issue additional shares of common stock to Mr. Utterberg because, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The stock purchase agreement provided that an aggregate of one million shares would be held back in escrow to secure any indemnification obligations of Mr. Utterberg for a period of two years. All shares have been released from escrow, consistent with the terms of the escrow agreement entered into between the parties. In connection with the acquisition of the MDS Entities we assumed a $2.8 million liability owed to DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. We paid the liability during 2008. As a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU

entered into a consulting agreement with us, dated October 1, 2007. We paid Mr. Utterberg and DSU $150,000, $200,000 and $50,000 during 2009, 2008 and 2007, respectively, in consideration for services performed under this agreement. Finally, in connection with the Medisystems Acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.

On May 22, 2008, we entered into Securities Purchase Agreements relating to a private placement of shares of our common stock and warrants to purchase shares of our common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consisted of unaffiliated and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of our Board members, Dr. Philippe O. Chambon. The Sprout Group purchased 1.0 million shares and warrants to purchase 0.2 million shares of our common stock at a price similar to that of unaffiliated investors. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008.

We entered into a Securities Purchase Agreement with OrbiMed Advisors, LLC, or OrbiMed, in connection with the private placement which required that we appoint one individual nominated by OrbiMed to our Board of Directors upon the earlier of the second closing of the private placement or sixty days after the first closing of the private placement. The appointment of Mr. Jonathan Silverstein, a general partner of OrbiMed, on July 23, 2008, to the Board satisfied this requirement. OrbiMed purchased an aggregate of 5.6 million shares and warrants to purchase 1.1 million shares of our common stock in connection with the private placement at a price similar to that of unaffiliated investors.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be recorded at their estimated fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies will generally have to be accounted for in purchase accounting at fair value to the extent that such value can be objectively determined; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.

Since this accounting update is applicable to future acquisitions completed after January 1, 2009 and we have not had any business combinations subsequent to January 1, 2009 to date, the adoption of this update did not have an impact on our consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in purchase accounting will be recognized in current period income tax expense.

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

Effective April 1, 2009, we adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed this guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard update as codified under ASC 825. This update requires expanded disclosures about the fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this annual report. Since this update addresses disclosure requirements, the adoption of this update did not impact our financial position, results of operations or cash flows.

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

Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. This standard establishes only two levels of generally accepted accounting principles in the United States, or GAAP, authoritative and nonauthoritative. The Financial Accounting Standards Board, or FASB, ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

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

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update became effective during our fourth quarter of 2009. The adoption of this update did not impact our consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

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

Foreign Currency Exposure

We operate a manufacturing and research facility in Germany as well as manufacturing facilities in Italy and Mexico. We purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the United States from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro and Peso. We also have contracts with key suppliers that expose us to foreign currency risks. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. Although it is possible to do so and we may in the future, we do not currently hedge our foreign currency transactions since the exposure has not been material to our historical operating results. A 10% movement in the Euro and Peso would have an overall impact to the statement of operations of approximately $2.0 million for 2009, which would have been approximately 1.0% of total annual expenses.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young, LLP

Boston, Massachusetts
March 12, 2010

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$21,720	$26,642
Accounts receivable, net	14,238	11,886
Inventory	28,117	30,862
Prepaid expenses and other current assets	1,227	2,011

Total current assets	65,302	71,401
Property and equipment, net	10,336	12,254
Field equipment, net	21,726	30,445
Deferred cost of revenues	27,799	23,711
Intangible assets, net	28,208	31,004
Goodwill	42,698	42,698
Other assets	909	553

Total assets	$196,978	$212,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,827	$17,183
Accrued expenses	9,377	10,746
Current portion of long-term debt	61	9,110

Total current liabilities	29,265	37,039
Deferred revenue	38,490	29,634
Long-term debt	37,854	21,054
Other long-term liabilities	1,923	1,892

Total liabilities	107,532	89,619
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 46,795,859 and 46,548,585 shares issued and outstanding as of December 31, 2009 and 2008, respectively	47	47
Additional paid-in capital	365,548	355,266
Accumulated deficit	(276,714)	(233,247)
Accumulated other comprehensive income	565	381

Total stockholders’ equity	89,446	122,447

Total liabilities and stockholders’ equity	$196,978	$212,066

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$148,676	$128,763	$59,964
Cost of revenues	111,812	108,387	65,967

Gross profit (deficit)	36,864	20,376	(6,003)

Operating expenses:
Selling and marketing	30,047	27,965	21,589
Research and development	9,814	8,890	6,335
Distribution	13,918	14,267	13,111
General and administrative	19,532	19,239	13,046

Total operating expenses	73,311	70,361	54,081

Loss from operations	(36,447)	(49,985)	(60,084)

Other (expense) income:
Interest income	35	489	2,855
Interest expense	(6,790)	(3,877)	(1,105)
Change in fair value of financial instruments	—	2,536	—
	(6,755)	(852)	1,750

Net loss before income taxes	(43,202)	(50,837)	(58,334)
Provision for income taxes	265	374	62

Net loss	$(43,467)	$(51,211)	$(58,396)

Net loss per share, basic and diluted	$(0.93)	$(1.23)	$(1.86)

Weighted-average shares outstanding, basic and diluted	46,627	41,803	31,426

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2006	27,806,543	$28	$206,848	$(123,640)	$173	$83,409
Comprehensive income (loss):
Net loss	—	—	—	(58,396)	—	(58,396)
Foreign currency translation adjustment	—	—	—	—	371	371

Total comprehensive income (loss)	—	—	—	—	—	(58,025)
Issuance of common stock, net of issuance costs	2,000,000	2	16,937	—	—	16,939
Exercise of stock options	392,028	—	2,354	—	—	2,354
Exercise of warrants	21,000	—	—	—	—	—
Shares issued under employee stock purchase and incentive plan	35,967	—	341	—	—	341
Shares issued to Directors in lieu of cash	16,355	—	225	—	—	225
Stock-based compensation expense	—	—	3,224	—	—	3,224
Shares issued for Medisystems acquisition	6,500,000	7	81,243	—	—	81,250

Balance at December 31, 2007	36,771,893	37	311,172	(182,036)	544	129,717

Comprehensive income (loss):
Net loss	—	—	—	(51,211)	—	(51,211)
Foreign currency translation adjustment	—	—	—	—	(163)	(163)

Total comprehensive (loss)	—	—	—	—	—	(51,374)
Issuance of common stock, net of issuance costs	9,555,556	10	37,880	—	—	37,890
Exercise of stock options	71,547	—	103	—	—	103
Shares issued under employee stock purchase and incentive plan	95,102	—	377	—	—	377
Shares issued to Directors in lieu of cash	54,487	—	220	—	—	220
Stock-based compensation expense		—	5,514	—	—	5,514

Balance at December 31, 2008	46,548,585	47	355,266	(233,247)	381	122,447

Comprehensive income (loss):
Net loss	—	—	—	(43,467)	—	(43,467)
Foreign currency translation adjustment	—	—	—	—	184	184

Total comprehensive (loss)	—	—	—	—	—	(43,283)
Reclassificaion warrant liability to equity	—	—	1,858	—	—	1,858
Exercise of stock options	86,927	—	270	—	—	270
Shares issued under employee stock purchase and incentive plan	116,799	—	403	—	—	403
Shares issued to Directors in lieu of cash	43,548	—	196	—	—	196
Stock-based compensation expense		—	7,555	—	—	7,555

Balance at December 31, 2009	46,795,859	$47	$365,548	$(276,714)	$565	$89,446

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(43,467)	$(51,211)	$(58,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,778	19,201	9,277
Amortization of inventory step-up	—	52	1,520
Stock-based compensation	9,226	5,842	3,449
Change in fair value of financial instruments	—	(2,536)	—
Other	2,690	1,038	248
Changes in operating assets and liabilities:
Accounts receivable	(2,208)	(4,761)	(3,597)
Inventory	(9,209)	(23,431)	(41,344)
Prepaid expenses and other current assets	1,513	747	405
Accounts payable	2,568	(4,626)	10,202
Accrued expenses and other liabilities	(119)	(3,641)	2,305
Deferred revenue	5,071	10,104	16,302

Net cash used in operating activities	(13,157)	(53,222)	(59,629)

Cash flows from investing activities:
Purchases of property and equipment	(1,725)	(3,037)	(3,788)
Maturities of short-term investments	—	1,100	30,410
Purchases of short-term investments	—	—	(19,667)
Acquisition costs, net of cash acquired	—	—	(2,749)
(Increase) decrease in other assets	(340)	1,480	(1,667)

Net cash (used in) provided by investing activities	(2,065)	(457)	2,539

Cash flows from financing activities:
Issuance of common stock	—	42,284	19,939
Proceeds from stock option and purchase plans	673	372	2,695
Proceeds from loans and lines of credit	39,895	5,000	25,000
Net repayments on loans and lines of credit	(30,537)	(81)	(7,430)

Net cash provided by financing activities	10,031	47,575	40,204

Foreign exchange effect on cash and cash equivalents	269	(499)	172

Decrease in cash and cash equivalents	(4,922)	(6,603)	(16,714)
Cash and cash equivalents, beginning of year	26,642	33,245	49,959

Cash and cash equivalents, end of year	$21,720	$26,642	$33,245

Supplemental Disclosures
Cash paid for interest	$4,749	$3,308	$897

Cash paid for taxes	$401	$641	$91

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$10,315	$21,833	$17,602

Transfers from field equipment to deferred cost of revenues	$7,358	$12,759	$14,712

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes, based on current projections, that it has the required resources to fund operating requirements through 2010 and beyond. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years’ financial statements to conform to the 2009 presentation.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For customers that purchase the System One and PureFlow SL hardware, the Company must determine whether (a) the equipment has stand-alone value and (b) the fair value of the undelivered items, typically the disposables and, in some instances service, can be determined. If either criteria is not met, which is generally the case, the arrangement is accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. If both criteria are met, then the items are accounted for separately as delivered.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany balances not considered permanent investments, are included in the consolidated statements of operations and totaled $0.3 million, $0.1 million and $0.7 million in 2009, 2008 and 2007, respectively.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in federal agency securities, commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

The Company had $0.6 million and $0.2 million of restricted cash classified as other assets at December 31, 2009 and 2008, respectively. These amounts relate primarily to standby letters of credit to guarantee annual VAT refunds in Italy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. One customer represented 19% of accounts receivable at December 31, 2009. Two customers represented 26% and 10% of accounts receivable at December 31, 2008. To reduce risk, the Company routinely assesses the financial strength of its customers and closely monitors their amounts due and, as a result of its assessment, believes that its accounts receivable credit risk exposure is limited. Historically, the Company has not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The Company maintains an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Balance at				Balance at
Year Ended	Beginning of Year	Provision	Other(1)	Write-offs	End of Year

December 31, 2009	$918	—		$193	$725
December 31, 2008	$296	$694	—	$72	$918
December 31, 2007	$63	$122	$111	—	$296

(1)	Amount represents allowance for doubtful accounts assumed in the Medisystems acquisition.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measures

Effective January 1, 2008, the Company adopted a newly issued accounting standard for fair value measures for financial assets and liabilities. Effective January 1, 2009 the Company adopted a newly issued accounting standard for fair value measurements for all non financial assets and non financial liabilities not recognized or disclosed at fair value in the financials statements on a recurring basis. The adoption of the accounting standard for these assets and liabilities did not have an impact on the Company’s financial position or results of operations; however, this standard may impact us in subsequent periods and require additional disclosure.

Certain financial and non financial assets and liabilities recorded at fair value have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standard. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

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

Property and Equipment and Field Equipment

Property and equipment and field equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. When field equipment is sold, the asset’s carrying amount and related accumulated depreciation is removed from the accounts and any gain or loss is either included in operations or, most frequently, deferred and recognized in operations on a straight-line basis over the same period as the related revenue.

Construction in process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in process until such time as the relevant assets are completed and put into use. Construction in process at December 31, 2009 and 2008 represents machinery and equipment under installation.

Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” cyclers. Service pool cyclers are cyclers owned and maintained by the Company that are swapped for cyclers that need repairs or maintenance by the Company while being rented or owned by a patient. The Company continually monitors the number of cyclers in the service pool, as well as cyclers that are in-transit or otherwise not being used by a patient, and assesses whether there are any indicators of impairment for such equipment. During 2009, 2008 and 2007, no such impairment was recognized.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangibles and Other Long Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Furthermore, periodically the Company assesses whether long-lived assets including intangible assets, should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated discounted cash flows to be generated from such assets or group of assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record additional impairment charges. During 2009, 2008 and 2007, no such impairment was recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

Goodwill relates to amounts that arose in connection with the acquisition of Medisystems Corporation and certain affiliated entities, which the Company refers to as the MDS Entities. The Company believes the factors contributing to the goodwill that resulted from acquiring the MDS Entities include (but are not limited to), increased manufacturing capacity and efficiency, securing long-term rights to certain technology and brand names and strengthening long-term customer relationships common to both the MDS Entities and the Company. The Company tests goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. This impairment test is performed annually during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. When testing goodwill for impairment the Company primarily looks to the fair value of the System One segment, as a majority of the goodwill relates to the system one segment. Reporting unit fair value is estimated using a discounted cash flow approach which requires the use of assumptions and judgments including estimates of future cash flows and the selection of discount rates. During 2009, 2008 and 2007, no such impairment was recognized. The goodwill recognized upon acquiring the MDS Entities is not deductible for tax purposes.

Stock-Based Compensation

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally equals

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the vesting period, net of forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events. For performance based restricted stock units, the Company recognizes expense using the graded vesting methodology based on the number of shares expected to vest after assessing the probability that certain performance criteria will be met. Compensation expense associated with these performance based restricted stock units is adjusted quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date the results are determined.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and quoted market prices of the Company’s common stock to estimate fair value of restricted stock units. The expected term is estimated using the simplified method, as defined in Staff Accounting Bulletin No. 107. The risk free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected option term. Because the Company has no options that are traded publicly and because of its limited trading history as a public company, the stock volatility assumption is based on an analysis of the Company’s historical volatility and the volatility of the common stock of comparable companies in the medical device and technology industries. The dividend yield of zero is based upon the fact that the Company has not historically granted cash dividends, and does not expect to issue dividends in the foreseeable future.

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

	Balance at			Balance at
Year Ended	Beginning of Year	Provision	Usage	End of Year

December 31, 2009	$235	$331	$(361)	$205
December 31, 2008	$220	$366	$(351)	$235
December 31, 2007	$172	$379	$(331)	$220

Distribution Expenses

Distribution expenses consist of costs incurred in shipping product to and from customers and are charged to operations as incurred. Shipping and handling costs billed to customers are included in revenues and totaled $0.2 million in 2009, $0.2 million in 2008 and $0.1 million in 2007.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Income Taxes

The Company records the tax effect of transactions when such transactions are recorded in its consolidated statement of operations. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. The Company’s provision for income taxes represents the amount of taxes currently payable, if any, plus the change in the amount of net deferred tax assets or liabilities. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically assesses its exposures related to its provisions for income taxes and accrues for contingencies that may result in potential tax obligations. On January 1, 2007, the Company adopted a newly issued accounting standard on accounting for uncertain tax positions. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. Upon adoption, the Company had no unrecognized tax benefits recorded and had no interest and penalty accrual or expense. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

The Company files federal, state and foreign tax returns. The Company has accumulated significant losses since its inception in 1998. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

Comprehensive Loss

The Company has chosen to disclose comprehensive (loss), which consists of net loss and other comprehensive income (loss), in the consolidated statement of changes in stockholders’ equity. Other comprehensive income (loss) primarily includes foreign currency translation adjustments that are excluded from results of operations.

Subsequent Events

Events occurring subsequent to December 31, 2009 have been evaluated for potential recognition or disclosure in the Company’s financial statements.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be recorded at their estimated fair value at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies will generally have to be accounted for in purchase accounting at fair value to the extent that such value can be objectively determined; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.

Since this accounting update is applicable to future acquisitions completed after January 1, 2009 and the Company has not had any business combinations subsequent to January 1, 2009 to date, the adoption of this update did not have an impact on the Company’s consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in purchase accounting will be recognized in current period income tax expense.

Effective January 1, 2009, the Company adopted an accounting standard update as codified under ASC 815 that requires the application of a two-step approach in evaluating whether an equity-linked financial

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument (or embedded feature) is indexed to a company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of this update did not have an impact the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed this guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard update as codified under ASC 825. This update requires expanded disclosures about the fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this annual report. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

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

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. This standard establishes only two levels of generally accepted accounting principles in the United States, or GAAP, authoritative and nonauthoritative. The Financial Accounting Standards Board, or FASB, ASC became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly, SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect the adoption of SFAS 166 will have on its financial statements, but the effect will be limited to future transactions.

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update became effective during the Company’s fourth quarter of 2009. The adoption of this update did not impact its consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The update will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The adoption of this update will not have an impact on the Company’s consolidated financial statements as the Company has concluded the software component of its tangible products to be incidental.

3.	Significant Revenue Contracts

National Service Provider Agreement and Stock Purchase Agreement with DaVita

In February 2007, the Company entered into a National Service Provider Agreement and a Stock Purchase Agreement with DaVita, a significant customer, which the Company considers to be a single arrangement.

In connection with the National Service Provider Agreement, the Company agreed to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. The National Service Provider Agreement included other terms such as development efforts, training,

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market collaborations, limited market exclusivity and volume discounts. Per the agreement, DaVita no longer has any preferred geographic market or exclusivity rights, and as of December 31, 2009 the initial term of the National Service Provider Agreement with DaVita expired, and the parties continue to operate under the agreement. The sale of equipment and other items included in the arrangement were considered to be multiple-element sales arrangements pursuant to ASC 605, Revenue Recognition. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under this arrangement were deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service pursuant to the agreement, which is seven years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.

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

Asahi Strategic Business Alliance

In May 2009, the Company entered into a series of agreements with Asahi Kasei Kuraray Medical, or Asahi, a leading medical supply company headquartered in Japan which the company considers to be a single arrangement. The signed agreements between the Company and Asahi are multi-faceted and include a Term Loan and Security Agreement, or Loan Agreement, Technology and Trademark License Agreement, or License Agreement, a Dialyzer Production Agreement, a Supply and Purchase Agreement and a Collaboration Agreement.

Under the terms of the Loan Agreement, Asahi agreed to provide the Company with $40.0 million of debt financing. The four year loan bears interest at 8% annually, with 50% of the interest deferred to maturity. The Company estimated the fair value of the loan at issuance using quoted prices for similar debt instruments, level 2 measurements within the fair value hierarchy. The fair value of the loan of $36.3 million was recorded by the Company, net of a $3.7 million discount. The discount will be amortized ratably over the term of the loan into interest expense. In accordance with the terms of the License Agreement, the Company granted Asahi a royalty-free license to its Streamline blood tubing set technology and production technology to make and sell the Company’s current dialyzer design. The Company estimated the fair value of the license using an income approach, namely the relief from royalty approach, which requires assumptions related to future cash flows, assumed royalty rates and a discount rate, level 3 measurements within the fair value hierarchy. The fair value of the license of $3.7 million was recorded as deferred revenue and will be recognized as revenue over the estimated life of the underlying patents, of six to seven years. The deferral of the consideration allocated to the license represents a noncash operating activity.

Under the terms of the Dialyzer Production Agreement in which the Company agreed to manufacturer dialyzers for Asahi, the Company will recognize revenue from product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms.

Kimal Strategic Business Alliance

In March 2009, the Company signed a five year exclusive distribution agreement with Kimal plc, or Kimal. Pursuant to the agreement, the Company will sell Kimal the NxStage System One and certain other products for use or resale in the UK and Ireland.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under this arrangement are deferred and recognized as revenue on a straight-line basis over the longer of the economic life of the equipment or the expected term of the Company’s obligation to supply disposables pursuant to the agreement, which is five years. The Company has deferred both the unrecognized revenue and direct costs relating to the delivered equipment, which costs are being amortized over the same period as the related revenue.

4.	Business Combination

On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg under which it agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities, collectively the MDS Entities. The acquisition was part of the Company’s strategy to expand the business on a commercial, operational and financial scale as well as enhance the Company’s ability to execute operationally. Medisystems was a vendor prior to acquisition and Mr. Utterberg is a director and significant stockholder of the Company. The acquisition was completed on October 1, 2007 and the operating results of the MDS Entities have been included in the consolidated statements of operations since the acquisition date. The acquisition of the MDS Entities was accounted for using the purchase method of accounting and the aggregate purchase price was approximately $85.4 million, which consisted of stock valued at approximately $81.3 million, transaction costs of $3.6 million, and a charge of $0.5 million for acquisition-related exit activities. The issuance of stock in connection with the acquisition represents a noncash investing activity.

Acquisition-Related Exit Activity Accounted for in Purchase Accounting

As a result of the Company’s acquisition of the MDS Entities on October 1, 2007, the Company established and approved a plan to integrate the acquired operations of the MDS Entities into the operations of the Company. The following table summarizes the reserves related to exit activities that the Company has established and the related activity (in thousands):

	Severence	Relocation	Total

Balance at 12/31/07	$301	$139	$440
Restructuring expense	145	149	294
Cash payments	(445)	(281)	(726)

Balance at 12/31/08	1	7	8
Cash payments	(1)	(7)	(8)

Balance at 12/31/09	$—	$—	$—

Unaudited Pro-Forma Results

The following unaudited pro forma financial information gives effect to the acquisition as if it had been completed on January 1, 2007. The pro forma information presented below does not purport what the actual results would have been had the acquisition occurred on January 1, 2007 (in thousands, except per share amounts):

December 31,
2007

Proforma net revenue	$102,088
Proforma operating loss	(53,625)
Proforma net loss	(52,269)
Pro forma net loss per share, basic and diluted	$(1.43)

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory

Inventories include material, labor and overhead, and are stated at lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Purchased components	$14,214	$15,296
Work in process	1,640	1,402
Finished goods	12,263	14,164

	$28,117	$30,862

During 2007, the Company recorded a $2.0 million charge for the recall of cartridges in the home market, of which $1.2 million was for the write off of inventory, and $0.8 million was for other costs related to the replacement of cartridges and rework of inventory. The $1.5 million provision represents the total value of inventory that was affected by the home market cartridge recall. As of December 31, 2008, the Company had none of the affected inventory remaining on-hand.

6.	Property and Equipment and Field Equipment

Property and equipment are carried at cost less accumulated depreciation. A summary of the components of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Manufacturing equipment and tooling	$9,804	$8,620
Leasehold improvements	4,846	4,696
Computer and office equipment	2,283	2,190
Molds	1,803	893
Furniture	471	445
Construction-in-process	1,619	2,491

	20,826	19,335
Less accumulated depreciation	(10,490)	(7,081)

Property and equipment, net	$10,336	$12,254

Depreciation expense for property and equipment was $3.4 million, $3.0 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Field equipment is carried at cost less accumulated depreciation at December 31, 2009 and 2008 as follows (in thousands):

	December 31,	December 31,
	2009	2008

Field equipment	$48,381	$47,989
Less accumulated depreciation	(26,655)	(17,544)

Field equipment, net	$21,726	$30,445

Depreciation expense for field equipment was $9.8 million, $9.0 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

During the third quarter of 2008, the Company finalized the purchase price allocation for the Medisystems Acquisition. During 2008, the Company increased severance and relocation accruals by $0.1 million, recorded an additional $0.1 million in accruals for certain pre-acquisition contingencies and recorded adjustments to the fair value of certain other assets and liabilities acquired in the MDS Acquisition of $1.0 million all of which resulted in an increase to goodwill of $1.2 million. The increase in goodwill represents a noncash investing activity.

Intangible assets consisted of the following (in thousands):

	December 31, 2009		December 31, 2008		Estimated
		Accumulated		Accumulated	Useful
	Cost	Amortization	Cost	Amortization	Life

Bloodline, needle and other patented and unpatented technology	$6,200	$(1,744)	$6,200	$(970)	8 years
Trade names	2,300	(370)	2,300	(205)	14 years
Customer relationships	26,000	(4,178)	26,000	(2,321)	14 years

Intangible assets, gross	$34,500	$(6,292)	$34,500	$(3,496)

The Company recognized amortization expense of $2.8 million during both 2009 and 2008 and $0.7 million during 2007. The Company will record $2.8 million of amortization expense for each of the years ending December 31, 2010 through 2014 and $14.2 million in the aggregate thereafter related to the above intangible assets.

8.	Net Loss per Share

Basic loss per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2009	2008	2007

Options to purchase common stock	584	275	688
Restricted stock units	888	—	2

Total	1,472	275	690

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

Payroll and related benefits	$4,433	$3,052
Distribution expenses	1,616	1,423
Warrant liability	—	1,857
Other	3,328	4,414

	$9,377	$10,746

10.	Debt

On May 15, 2006, the Company entered into an equipment line of credit agreement with Silicon Valley Bank for the purpose of financing field equipment purchases and placements. The line of credit agreement provided for the availability of up to $20.0 million through December 31, 2007, and borrowings bore interest at the prime rate plus 0.5% (8.75% as of December 31, 2006). Concurrent with entering into a new credit facility in November 2007, the Company repaid all outstanding borrowings under this agreement in the aggregate amount of $4.9 million, which included principal and accrued interest and the final interest payment. This extinguishment of debt gave rise to early recognition of approximately of $0.1 million of interest expense for the year ended December 31, 2007.

On November 21, 2007, the Company obtained a $50.0 million credit and security agreement with a term of 42 months from a group of lenders led by Merrill Lynch Capital, a division of Merrill Lynch Business Services Inc., which was subsequently acquired by General Electric Capital or (GE). The credit facility consisted of a $30.0 million term loan and a $20.0 million revolving credit facility. The Company borrowed $25.0 million under the term loan in November 2007 and borrowed the remaining $5.0 million under the term loan on March 25, 2008. The Company used $4.9 million of the proceeds from the term loan to repay all amounts owed under the term loan with Silicon Valley Bank. On March 16, 2009, the Company amended its credit and security agreement with GE. The amendment postponed principal payments under the term loan for three months from April through June 2009, and modified certain covenants and the interest rate on the term loan and revolving credit facility. In connection with this amendment, the Company also granted the facility lenders a security interest in all of the Company’s intellectual property, increasing the collateral securing this facility to include nearly all the assets of the Company. Borrowings under the term loan, as amended in March 2009, bore interest at a rate of 11.12% per annum. Interest on the term loan was payable on a monthly basis. The Company was also required to pay a maturity premium of $0.9 million at the time of loan payoff. The Company accrued the maturity premium as additional interest over the term. Any borrowings under the revolving credit facility bore interest at LIBOR plus 6.5% per annum with a LIBOR floor of 4.0%. The revolving credit facility of the loan included an unused line fee of 0.75% per annum and descending deferred revolving credit facility commitment fees, which would be charged in the event the revolving credit facility was terminated prior to May 21, 2011. The Company paid a $0.5 million amendment fee in connection with the March 2009 amendment of its credit and security agreement with GE. Concurrent with entering into the term loan with Asahi, the Company terminated the GE credit and security agreement and repaid all outstanding borrowings owed under its credit and security agreement with GE, including prepayment and other transactions fees.

In June 2009, the Company closed a $40.0 million term loan and security agreement with Asahi. Borrowings bear interest at a rate of 8% per annum payable in arrears on November 1st and May 1st, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The term loan is secured by substantially all of the Company’s assets. The

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term loan may be prepaid, without penalty, at the Company’s option. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of the Company’s common stock, with the number of shares to be determined based upon the average closing stock price of the Company’s common stock during the thirty business days preceding the maturity date. Under no circumstance would the Company be obligated to issue more than 10% of the number of its shares of common stock outstanding on the maturity date to Asahi in satisfaction of this obligation; provided that the Company and Asahi may mutually agree, in each of its own sole discretion, to increase the 10% limitation up to 20%. The term loan and security agreement with Asahi includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event the Company fails to satisfy the covenants, or otherwise goes into default, Asahi has a number of remedies, including sale of the Company’s assets and acceleration of all outstanding indebtedness.

Borrowings under the term loan and security agreement were recorded at their estimated fair value at issuance, net of a $3.7 million discount. The discount will be recorded ratably to interest expense over the term of the agreement, through May 31, 2013. The Company used $30.0 million of the proceeds from the term loan and security agreement to pay off the Company’s debt obligation owed under its credit and security agreement with GE, including $2.0 million of prepayment and other transactions fees which were recorded to interest expense during the three months ended June 30, 2009.

In addition to the $40.0 million term loan, the Company had one Euro denominated loan outstanding of $0.1 million and $0.2 million at December 31, 2009 and 2008, respectively, which expires in September 2011, and is included in current and long-term debt.

Annual maturities of principal under the Company’s debt obligations outstanding at December 31, 2009, gross of a $3.1 million discount, are as follows (in thousands):

2010	$61
2011	47
2012	—
2013(1)	40,938

$41,046

(1)	Amount includes $938 thousand of deferred interest related to the Asahi term loan

11.	Business Segment and Geographic Information

After an evaluation of the business activities regularly reviewed by the Company’s chief operating decision-maker for which separate discrete financial information is available, management determined that the Company has two reporting segments, System One and In-Center. Beginning in the first quarter of 2009, the Company allocated previously unallocated cost of revenues to its System One and In-Center segments. Prior year segment information has been changed to conform to the current presentation.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total

Year Ended December 31, 2009
Revenues from external customers	$85,801	$62,875	$—	$148,676
Segment (loss) profit	(17,444)	10,343	(29,346)	(36,447)
Segment assets	74,534	17,346	105,098	196,978
Year Ended December 31, 2008
Revenues from external customers	$66,873	$61,890	$—	$128,763
Segment (loss) profit	(23,092)	10,075	(36,968)	(49,985)
Segment assets	78,956	17,948	115,162	212,066
Year Ended December 31, 2007
Revenues from external customers	$44,236	$15,728	$—	$59,964
Segment (loss) profit	(31,664)	2,376	(30,796)	(60,084)
Segment assets	71,072	12,618	126,696	210,386

Substantially all of the Company’s revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the United States.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenue:

	Years Ended December 31,
	2009	2008	2007

Customer A	22%	18%	20%
Customer B	28%	39%	22%

Sales to Customer A are primarily in the System One segment and sales to Customer B are to one of the Company’s significant distributors in the In-Center segment. Half of all Customer B sales are to Customer A.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,	December 31,
	2009	2008

Total segment assets	$91,880	$96,904
Corporate assets:
Cash and cash equivalents	21,720	26,642
Property and equipment, net	10,336	12,254
Intangible assets, net	28,208	31,004
Goodwill	42,698	42,698
Prepaid and other assets	2,136	2,564

Total assets	$196,978	$212,066

Long-lived tangible assets consist of property and equipment and field equipment. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007

United States	$25,922	$35,924	$36,754
Europe	5,290	5,679	5,142
Mexico	850	1,096	1,135

	$32,062	$42,699	$43,031

12.	Commitments and Contingencies

The Company enters into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.

As of October 1, 2007, in connection with the Medisystems Acquisition, the Company, through its wholly-owned subsidiary, Medisystems Corporation, assumed a supply and distribution agreement with Kawasumi, a Japanese contract manufacturer. This agreement covers blood tubing sets and needle sets for the In-Center segment, and has certain minimum purchase commitments. On May 6, 2008, the Company through its wholly-owned subsidiary, Medisystems Corporation, entered into a new supply and distribution agreement with Kawasumi covering only blood tubing sets. Pursuant to the terms of the agreement, Kawasumi agreed to continue to manufacture and supply blood tubing sets to the Company through an initial term ending January 31, 2010. In exchange for Kawasumi’s commitment to supply blood tubing sets, and Kawasumi’s agreement not to sell blood tubing sets to any other entity in the United States, the Company agreed to purchase certain minimum quantities of blood tubing sets. This agreement amends, but does not replace, the prior supply and distribution agreement entered into between Medisystems Corporation and Kawasumi. The prior agreement originally covered the supply of needles as well as blood tubing sets. The new agreement supersedes the prior agreement with respect to the supply of blood tubing sets while the prior agreement continued to be in effect with respect to needles supplied by Kawasumi. Kawasumi’s obligation under the prior agreement to supply needles expires in February 2011, with opportunities to extend the term beyond that date.

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

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company maintains its corporate headquarters in a leased building located in Lawrence, Massachusetts and maintains its manufacturing operations in Mexico, Germany, and Italy. During 2005, the Company renewed its lease agreement at its headquarters through 2012. The lease agreement contains a provision for future rent increases, requires the Company to pay executory costs (real estate taxes, operating expenses and common utilities) and provides for a renewal option of five years. The Company’s leased manufacturing facilities are subject to lease agreements with termination dates beginning in 2011. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. Rent expense, net of sublease income, was $1.7 million, $1.8 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The lease agreement for the Company’s headquarters included a tenant improvement allowance paid by the landlord of $0.6 million, which has been recorded as both a leasehold improvement and a deferred rent obligation. All of the Company’s leases are accounted for as operating leases.

The future minimum rental payments as of December 31, 2009 under the Company’s operating leases are as follows (in thousands):

2010	$1,759
2011	1,588
2012	558
2013	5

$3,910

13.	Income Taxes

Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities), the majority of which are non-current, are comprised of the following (in thousands):

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$95,610	$83,904
Research and development credits	5,271	4,743
Other	6,843	3,259

Total deferred tax assets	107,724	91,906

Deferred tax liabilities:
Depreciation	(4,938)	(4,156)
Deferred tax liability recorded on basis difference of intangible assets acquired as part of Medisystems acquisition	(11,048)	(12,143)

Total deferred tax liabilities	(15,986)	(16,299)
Net deferred tax assets before valuation allowance	91,738	75,607
Less: Valuation allowance	(91,738)	(75,607)

Net deferred tax assets	$—	$—

As of December 31, 2009, the Company had federal, state and foreign net operating loss carryforwards of approximately $248.0 million, $209.0 million and $0.2 million, respectively, available to offset future taxable income, if any. Substantially all net losses are in the United States. The federal net operating loss carryforwards will expire between 2019 and 2029 if not utilized, while the state net operating loss carryforwards will expire between 2010 and 2029 if not utilized. The Company also had federal and state research and development credit carryforwards of $3.8 million and $2.2 million, which begin to expire in 2019 if not utilized. During 2009, the deferred tax valuation allowance increased by approximately $15.7 million, primarily as the result of increases to net operating losses and credits. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset the Company’s deferred tax assets because the future realizability of such assets is uncertain. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company has $4.8 million of net operating losses resulting from excess tax deductions relating to stock-based compensation. The Company will realize the benefit of these losses through increases to stockholders’ equity in future periods when and if the losses are utilized to reduce future tax payments.

The provision for income taxes of $0.3 million, $0.4 million and $0.1 million in 2009, 2008 and 2007, respectively, relates to the profitable operations of certain foreign entities.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007

Federal statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal tax benefit	4.9%	0.0%	0.0%
Valuation allowance	(38.5)%	(34.2)%	(33.2)%
Other, net	(1.0)%	(0.5)%	(0.9)%

Effective tax rate	(0.6)%	(0.7)%	(0.1)%

The Company has $0.1 million of unrecognized tax benefits at December 31, 2009 that would, if recognized, affect its effective tax rate. The Company does not anticipate a significant change in the amount of these unrecognized tax benefits over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to US federal, state, local and foreign income tax examinations by tax authorities for all years for which a loss carryforward is available.

14.	Stock Plans and Stock-Based Compensation

Stock Incentive Plans

The Company maintains the 2005 Stock Incentive Plan (the “2005 Plan”) that governs awards to both employees and non-employees. The 2005 Plan replaces and supersedes the 1999 Stock Option and Grant Plan (the “1999 Plan”), except that awards granted under the 1999 Plan remain in effect pursuant to their original terms. Upon adoption of the 2005 Plan 971,495 shares, which were then still available for grant under the 1999 Plan, were transferred and became available for grant under the 2005 Plan. In January 2007, the number of shares authorized for grant under the 2005 Plan was increased by 600,000 shares, pursuant to an evergreen provision under the Plan which was subsequently eliminated by the Board in July 2007. In October 2007, the Company’s shareholders approved an amendment to the 2005 Plan that increased the number of authorized shares by an additional 3,800,000 shares, of which no more than 1,500,000 shares may be granted as restricted stock units. In May 2009, the Company’s shareholders approved an amendment to the 2005 Plan that increased the number of authorized shares by an additional 4,100,000 shares and provided that each share issued under a restricted stock or restricted stock unit award after May 28, 2009 will reduce the number of total shares available for grant by 1.23 shares.

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

At December 31, 2009, options for the purchase of 4,137,211 shares of common stock are available for future grant under the 2005 Plan. The Company settles stock option exercises and restricted stock unit vesting with newly issued common shares. As of December 31, 2009, the Company has reserved 6,850,050 shares of common stock for issuance upon settlement of awards.

In March 2009, the Company committed to grant up to 1,591,250 restricted stock units to certain employees and executive officers based on the Company’s financial performance for the year ending December 31, 2009. The grants vest over a remaining requisite service period of two years. Further, in March 2009, the Company approved its 2009 corporate bonus plan. Payout under the 2009 bonus plan will be based on the Company’s financial performance for the year ending December 31, 2009 and will be paid primarily in

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of the Company’s common stock. The estimated payout under the 2009 bonus plan was recognized as compensation expense during 2009 and has been classified as a liability on the Company’s consolidated balance sheet. The terms of both awards are governed by the 2009 Plan.

The Company’s 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) authorizes the issuance of up to 100,000 shares of common stock to participating employees through a series of periodic offerings. In May 2009 and June 2008, the Company amended the 2005 Purchase Plan to include an additional 500,000 and 50,000 shares, respectively. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of the Company’s common stock on the NASDAQ Global Market on the day the offering terminates, unless otherwise determined by the Board or Compensation Committee. As of December 31, 2009, the maximum number of shares available for future issuance under the 2005 Purchase Plan is 396,488.

Stock Options

A summary of the status of stock options granted under all of the Company’s plans at December 31, 2009, and changes during the year then ended, is as follows:

		Weighted		Weighted
		Average		Average
		Exercise	Aggregate	Remaining
Stock Options	Shares	Price	Intrinsic Value	Contractual Life
			(In thousands)	(In years)

Outstanding at beginning of year	5,437,097	$8.38
Granted	1,755,430	$2.45
Exercised	(86,927)	$3.10
Forfeited or expired	(255,550)	$9.87

Outstanding at end of year	6,850,050	$6.87	$19,315	4.62

Fully vested and exercisable	4,034,447	$7.55	$8,821	3.98

Fully vested, exercisable and expected to vest	6,568,490	$6.91	$18,266	4.33

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.2 million and $3.6 million, respectively. The intrinsic value for stock options is calculated based on the market price of the Company’s common stock as of December 31, 2009, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $6.0 million, $5.7 million and $4.5 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $1.33, $2.85 and $8.33 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Expected life (in years)	4.75	4.75	4.75
Risk-free interest rate	1.71% - 2.58%	2.40% - 3.70%	3.42% - 4.94%
Expected stock price volatility	65% to 75%	67%	65% to 75%
Expected dividend yield	—	—	—

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The total fair value of restricted stock units that vested was $0.1 million during each of the years ended December 31, 2009, 2008 and 2007. The weighted-average fair value of restricted stock units granted during the years ended December 31, 2009 and 2007 was $2.11 and $14.98 per unit, respectively. The following table summarizes the status of the unvested restricted stock units:

		Weighted Average		Weighted Average
		Grant-date	Aggregate	Remaining
	Shares	Fair Value	Intrinsic Value	Contractual Life
			(In thousands)	(In years)

Nonvested at December 31, 2008	21,777	$13.45
Granted	1,213,734	$2.11
Vested	(8,947)	$12.81

Nonvested at December 31, 2009	1,226,564	$2.23	$10,242	6.2

Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during the years ended December 31, 2009, 2008 and 2007 was $0.97, $0.87 and $2.60 per share, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Expected life (in months)	6	6	6
Risk-free interest rate	0.18% - 0.33%	1.6% - 3.4%	4.90%
Expected stock price volatility	65%	65% - 67%	65% to 75%
Expected dividend yield	—	—	—

There were 103,551, 85,691 and 35,967 shares issued under the 2005 Purchase Plan for the years ended December 31, 2009, 2008 and 2007, respectively, which resulted in share-based compensation expense of $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of revenues	$1,593	$1,053	$339
Selling and marketing	3,507	2,247	1,140
Research and development	774	520	221
General and administrative	3,352	2,022	1,749

Total stock-based compensation expense	$9,226	$5,842	$3,449

As of December 31, 2009, approximately $10.4 million of unrecognized stock compensation cost related to nonvested stock option and restricted stock unit awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.0 years.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Compensation Plans

The Company maintains postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, the Company obtains an annual actuarial valuation of the benefit plans. The Company has recorded a liability of $1.6 million and $1.4 million at December 31, 2009 and 2008, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2009, 2008 or 2007.

15.	Employee Benefit Plan

The Company has a 401(k) retirement plan, or the 401(k) Plan, for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. The Company contributes 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. The Company contributed $1.0 million, $0.9 million and $0.8 million to the 401(k) Plan during the years ended December 31, 2009, 2008 and 2007, respectively.

16.	Stockholders’ Equity

On May 22, 2008, the Company entered into a $43.0 million private placement agreement to sell an aggregate of 9.6 million shares of its common stock at a price of $4.50 per share and warrants to purchase 1.9 million shares of its common stock at an exercise price of $5.50 per share. The first tranche of the financing, consisting of approximately 5.6 million newly-issued and unregistered shares of common stock and warrants to purchase 1.1 million shares of the Company’s common stock, closed on May 28, 2008 for aggregate gross proceeds of $25.0 million to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC. The Company agreed to close, subject to stockholder approval, the second tranche under the same terms to certain existing investors, some of whom are affiliates of the Company and include a member of the Company’s board of directors. Cash to purchase the second tranche of the financing was placed in escrow on May 28, 2008 until such time as the Company obtained stockholder approval. On July 31, 2008, at a special meeting of its stockholders, the Company obtained approval for, and subsequently issued and sold on August 1, 2008, an additional 4.0 million shares of common stock and warrants exercisable for 0.8 million shares of the Company’s common stock in exchange for aggregate gross proceeds of $18.0 million. The proceeds from both tranches of the financing, net of transaction costs, were approximately $42.3 million.

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

The exercise price of the warrants to purchase shares of the Company’s common stock issued in connection with this private placement was fixed at $5.50 per share on December 31, 2008 based on the Company’s achievement of over 3,100 ESRD patients prescribed to receive therapy using the System One. As a result, the fair value of these warrants of $1.9 million at December 31, 2008 was reclassified from a current liability to equity on January 1, 2009. The reclassification on January 1, 2009 represents a noncash financing activity. The warrants have a term of 5 years and expire on May 28, 2013 and August 1, 2013 for the first and second tranches, respectively. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require the Company, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction.

The fair value of the warrants at issuance was $3.3 million for the warrants issued on May 28, 2008 and $1.8 million for the warrants issued on August 1, 2008. The Company recognized a $3.2 million gain in other expense, net during 2008 related to changes in fair value of outstanding warrants. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 67% volatility; expected term of 5 years; 1.6% — 3.4% risk-free interest rate; and 0% dividend. The fair value of the warrants issued in connection with the private placement represents a noncash financing activity.

The Company’s obligation, entered into on May 22, 2008, to issue 4.0 million shares of common stock and warrants to purchase 0.8 million shares of common stock in the second tranche met the definition of a derivative instrument under ASC 815. The fair value of the derivative instrument upon issuance on May 22, 2008 was $1.3 million. The fair value of the derivative instrument upon settlement on August 1, 2008 was $0.6 million and was recorded in equity as a reduction of the total proceeds received from the transaction. These amounts were determined using the Black-Scholes option pricing model and calculated using the following assumptions: 76% volatility; expected term of 32 to 71 days; 1.9% risk-free interest rate; and 0% dividend. The Company recognized a loss of $0.7 million in other expense, net during 2008 related to changes in fair value of this derivative instrument. The fair value of the derivative instrument issued in connection with the private placement represents a noncash financing activity.

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

17.	Related-Party Transactions

On June 4, 2007, the Company entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder of the Company, under which the Company agreed to purchase from Mr. Utterberg the issued and outstanding shares of the MDS Entities, in exchange for the issuance of 6.5 million shares of the Company’s common stock. The Company may be required to issue additional shares of common stock to Mr. Utterberg because, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and the Company have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of the Company’s common stock, valued at the time of payment. However, the Company will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of the Company’s common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. The stock purchase agreement provided that an aggregate of one million shares would be held back in escrow to secure any indemnification obligations of Mr. Utterberg for a period of two years. All shares have been released from escrow, consistent with the terms of the escrow agreement entered into between the parties. In connection with the acquisition of the MDS Entities the Company assumed a $2.8 million liability owed to DSU Medical Corporation, or DSU, a Nevada corporation, which is wholly-owned by Mr. Utterberg. The Company paid the liability during 2008. As a condition to the parties’ obligations to consummate the Medisystems Acquisition, Mr. Utterberg and DSU entered into a consulting agreement with the Company, dated October 1, 2007. The Company paid Mr. Utterberg and DSU $150,000, $200,000 and $50,000 during 2009, 2008 and 2007, respectively, in consideration for services performed under this agreement. Finally, in connection with the Medisystems Acquisition, the Company also agreed that if Mr. Utterberg is no longer a director of NxStage, the Company’s Board of Directors will nominate for election

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.

On May 22, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of shares of its common stock and warrants to purchase shares of its common stock. The private placement took place in two closings, on May 28, 2008 and August 1, 2008, and raised $25.0 million and $18.0 million, respectively, in gross proceeds. Participants in the private placement consisted of unaffiliated and affiliated accredited institutional investors. One of these investors, the Sprout Group, is affiliated with one of the Company’s Board members, Dr. Philippe O. Chambon. The Sprout Group purchased 1.0 million shares and warrants to purchase 0.2 million shares of the Company’s common stock at a price similar to that of unaffiliated investors. Under applicable rules of the NASDAQ Global Market, the second closing of the private placement, which included all shares issued to the Sprout Group and other affiliated accredited institutional investors, was subject to stockholder approval, which was obtained at a special meeting on July 31, 2008.

The Company entered into a Securities Purchase Agreement with OrbiMed Advisors, LLC, or OrbiMed, in connection with the private placement which required that the Company appoint one individual nominated by OrbiMed to the Company’s Board of Directors upon the earlier of the second closing of the private placement or sixty days after the first closing of the private placement. The appointment of Mr. Jonathan Silverstein, a general partner of OrbiMed, on July 23, 2008, to the Board satisfied this requirement. OrbiMed purchased an aggregate of 5.6 million shares and warrants to purchase 1.1 million shares of the Company’s common stock in connection with the private placement at a price similar to that of unaffiliated investors.

18.	Fair Value Measurements

At December 31, 2009, the Company had $12.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets of identical assets, also referred to as level 1 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaids and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2009. The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, including current rates offering to the Company for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

19.	Subsequent Events

On March 10, 2010, the Company entered into a Loan and Security Agreement, the Agreement, with Silicon Valley Bank, SVB, for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of the Company’s assets. In connection with this Agreement, the Company amended the term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of the Company’s assets for so long as the Agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, the Company has agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. The Company did not draw any amounts under the Agreement at closing, but may do so in the future to fund working capital and operating requirements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly information (unaudited) ( in thousands, except per share data):

	Year Ended December 31, 2009
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$33,735	$36,398	$38,033	$40,510
Gross profit	7,055	8,817	9,545	11,447
Net loss	(12,228)	(12,515)	(10,047)	(8,677)
Net loss per common share, basic and diluted	$(0.26)	$(0.27)	$(0.22)	$(0.19)

	Year Ended December 31, 2008
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$31,005	$31,616	$30,466	$35,676
Gross profit	4,018	4,415	4,782	7,161
Net loss	(13,944)	(12,534)	(14,970)	(9,763)
Net loss per common share, basic and diluted	$(0.38)	$(0.32)	$(0.33)	$(0.21)

(1)	Net loss includes changes in fair value of financial instruments of $2.1 million gain, $1.8 million loss, $2.3 million gain during the quarters ending June 30, 2008, September 30, 2008 and December 31, 2008, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of NxStage’s disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, NxStage’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in NxStage’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, NxStage’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We, as management of NxStage Medical, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2009.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on its assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited NxStage Medical, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NxStage Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 12, 2010

Item 9B.	Other Information

On March 10, 2010, the Company entered into a Loan and Security Agreement, the Agreement, with Silicon Valley Bank, SVB, for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of the Company’s assets. In connection with this Agreement, the Company amended the term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of the Company’s assets for so long as the Agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, the Company has agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. The Company did not draw any amounts under the Agreement at closing, but may do so in the future to fund working capital and operating requirements.

PART III

We have included information about our executive officers in Part I of the report under the caption “Executive Officers of the Registrant”.

The information required by Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1 — Election of Directors,” “Corporate Governance,” “Information about Executive Officer and Director Compensation,” “Certain Relationships and Related Transactions, and Director Independence,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”.

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

(a) Financial Statements

The following consolidated financial statements are filed as part of this Annual Report under “Item 8 — Financial Statements and Supplementary Data”:

(b) Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K.

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
March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	President, Chief Executive Officer and Director	March 12, 2010

/s/ Robert S. Brown Robert S. Brown	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Philippe O. Chambon Philippe O. Chambon, M.D., Ph.D.	Chairman of the Board of Directors	March 12, 2010

/s/ Daniel A. Giannini Daniel A. Giannini	Director	March 12, 2010

/s/ Craig W. Moore Craig W. Moore	Director	March 12, 2010

/s/ Reid Perper Reid Perper	Director	March 12, 2010

/s/ Earl R. Lewis Earl R. Lewis	Director	March 12, 2010

/s/ Jonathan Silverstein Jonathan Silverstein	Director	March 12, 2010

/s/ David S. Utterberg David S. Utterberg	Director	March 12, 2010

EXHIBIT INDEX

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

3.1		Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005	333-126711
3.2		Amended and Restated By-Laws	S-1/A	3.5	10/7/2005	333-126711
4.1		Specimen Certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005	333-126711
4.2		Form of Securities Purchase Agreement, dated May 22, 2008 and a schedule of signatories thereto	8-K	4.1	5/23/2008	000-51567
4.3		Form of Warrant to Purchase Common Stock	8-K	4.2	5/23/2008	000-51567
9.1		Form of Voting Agreement, dated as of May 22, 2008 and a schedule of signatories thereto	8-K	9.1	5/23/2008	000-51567
10	.1#	1999 Stock Option and Grant Plan, as amended	S-1/A	10.1	10/7/2005	333-126711
10	.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.2	10/7/2005	333-126711
10	.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.3	10/7/2005	333-126711
10	.4#	2005 Stock Incentive Plan, as amended by Amendment No. 1, together with Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement and Form of Restricted Stock Agreement	10-Q S-1/A 10-K	10.3 10.22 10.5	11/7/2007 10/20/2005 3/16/2007	000-51567 333-126711 000-51567
10	.5#	2005 Employee Stock Purchase Plan, as amended by Amendment No. 1	10-K	10.5	3/7/2008	000-51567
10	.6#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005	333-126711
10	.7#	Employment Agreement dated October 17, 2005 between the Registrant and Philip R. Licari	S-1/A	10.13	10/20/2005	333-126711
10	.8#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005	333-126711
10	.9#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005	333-126711
10	.10#	Employment Agreement dated November 27, 2006 between Registrant and Robert S. Brown	10-K	10.10	3/16/2007	000-51567
10	.11#	Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.4	5/5/2006	000-51567
10	.12#	Amendment to Non-Qualified Stock Option Agreement dated March 24, 2006 between the Registrant and Philip R. Licari	10-Q	10.5	5/5/2006	000-51567
10	.13#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005	333-126711
10	.14#	Summary of 2006 Executive Compensation and 2006 Corporate Bonus Plan	S-1	10.25	5/17/2006	333-134187
10	.15#	Director Compensation Policy	10-Q	10.2	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

10.16		Loan and Security Agreement dated December 23, 2004 by and between the Registrant and Lighthouse Capital Partners V, L.P.	S-1	10.4	7/19/2005	333-126711
10.17		Second Promissory Note made December 29, 2004 by Registrant in favor of Lighthouse Capital Partners V, L.P.	S-1	10.5	7/19/2005	333-126711
10.18		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners IV, L.P.	S-1	10.6	7/19/2005	333-126711
10.19		Warrant to Purchase Series F Preferred Stock dated December 23, 2004 issued to Lighthouse Capital Partners V, L.P.	S-1	10.7	7/19/2005	333-126711
10.20		Warrant to Purchase Series E Preferred Stock dated September 26, 2002 issued to Comerica Bank	S-1	10.8	7/19/2005	333-126711
10.21		Credit and Security Agreement, dated as of November 21, 2007, by and among the Registrant, EIR Medical, Inc., Medisystems Services Corporation, and Medisystems Corporation, as Borrowers, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Lender, Administrative Agent, Sole Lead Arranger and Sole Bookrunner	8-K	10.1	11/28/2007	000-51567
10.22		Loan and Security Agreement dated as of May 15, 2006 between the Silicon Valley Bank and the Registrant	S-1	10.24	5/17/2006	333-126711
10.23		Standard Form Commercial Lease dated October 17, 2000 between the Registrant and Heritage Place, LLC, as amended by Modification to Standard Form Commercial Lease	S-1	10.10	7/19/2005	333-126711
10.24		Commercial Tenancy-At-Will Agreement dated March 14, 2005 between the Registrant and Osgood St., LLC, as amended by Modification to Tenancy-At-Will Agreement	S-1	10.11	7/19/2005	333-126711
10	.25†	Supply Agreement dated as of October 26, 2004 between the Registrant and B. Braun Medizintechnologie GmbH	S-1	10.17	7/19/2005	333-126711
10	.26†	Supply Agreement dated October 1, 2004 between the Registrant, EIR Medical, Inc. and Membrana GmbH	S-1	10.18	7/19/2005	333-126711
10	.27†	Production Agreement dated as of June 27, 2005 between the Registrant and KMC Systems, Inc.	S-1	10.19	7/19/2005	333-126711
10	.28†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007	000-51567
10	.29†	National Service Provider Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.29	3/16/2007	000-51567
10	.30†	Supply Agreement dated March 27, 2006 between the Registrant and Laboratorios PISA S.A. de C.V.	10-Q	10.01	5/5/2006	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

10	.31†	Extracorporeal Disposables Distribution Agreement, dated July 25, 2007, by and between Medisystems Corporation and Henry Schein	10-Q	10.4	11/7/2007	000-51567
10	.32†	Supply and Distribution Agreement, dated February 1, 2001. by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.6	11/7/2007	000-51567
10.33		Stock Purchase Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.31	3/16/2007	000-51567
10.34		Registration Rights Agreement dated as of February 7, 2007 between the Registrant and DaVita Inc.	10-K	10.32	3/16/2007	000-51567
10.35		Investors’ Rights Agreement dated June 30, 1999 between the Registrant and the Investors, as amended on January 24, 2000, May 24, 2001, April 15, 2003, August 18, 2004, December 23, 2004 and July 8, 2005	S-1	10.9	7/19/2005	333-126711
10	.36†	Agreement, dated December 22, 2003, by and between Medisystems Corporation and DaVita, Inc.	10-Q	10.5	11/7/2007	000-51567
10	.37†	Needle Purchase Agreement, dated January 6, 2008, by and between the Registrant and DaVita, Inc.	10-K	10.37	3/7/2008	000-51567
10.38		Shelter Agreement, dated March 21, 2007 by and among the Registrant, Entrada Partners and Entrada Group de Mexico, S. de R.L. de C.V.	10-Q	10.6	5/9/2007	000-51567
10	.39†	License Agreement, dated June 1, 2007, by and between Medisystems Corporation and DSU Medical Corporation	10-Q	10.2	11/7/2007	000-51567
10.40		Stock Purchase Agreement, dated June 4, 2007, by and between the Registrant and David S. Utterberg.	10-Q	10.1	8/9/2007	000-51567
10.41		Escrow Agreement, dated October 1, 2007, by and between the Registrant, David S. Utterberg and Computershare Trust Company	8-K	10.1	10/4/2007	000-51567
10	.42†	Supply and Distribution Agreement, dated May 6, 2008, by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.43	8/8/2008	000-51567
10.43		Amendment No. 4, dated as of March 16, 2009, to the Credit and Security Agreement, dated November 21, 2007, by and among the Registrant, EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation, as Borrowers and GE Business Financial Service Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), individually as a Lender and as Administrative Agent	10-K	10.44	3/16/2009	000-51567
10	.44†	Supply Agreement, dated April 10, 2009, by and between the Registrant and Laboratorios PiSA	10-Q/A	10.45	10/19/2009	000-51567

				Incorporated by Reference to
Exhibit			Form or		Filing Date	SEC File
Number		Description	Schedule	Exhibit No.	with SEC	Number

10	.45†	Extracorporeal Disposables Distribution Agreement, dated June 15, 2009, by and between Medisystems Corporation and Gambro Renal Products, Inc.	10-Q	10.46	8/7/2009	000-51567
10	.46†	Term Loan and Security Agreement effective June 5, 2009 by and between the Registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Medimexico s. de R.L. de C.V., NxStage Verwaltungs GmbH, NxStage GmbH & Co. KG and Medisystems Europe S.p.A., as Guarontors and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender	10-Q	10.47	8/7/2009	000-51567
10	.47†	Technology and Trademark License Agreement effective June 15, 2009 by and between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009	000-51567
*21	.1	List of Subsidiaries
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32	.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*32	.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.