Form 10-Q
period 2010-03-31
NxStage Medical, Inc.
filed 2010-05-05
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 48,311,797 shares of the registrant’s common stock outstanding as of the close of business on April 30, 2010.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION	21
Item 1A. Risk Factors	21
Item 6. Exhibits	37
SIGNATURES	38
EX-10.48
EX-10.49
EX-31.1
EX-31.2
EX-32.1
EX-32.2

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,086	$21,720
Accounts receivable, net	15,009	14,238
Inventory	30,218	28,117
Prepaid expenses and other current assets	2,123	1,227

Total current assets	66,436	65,302

Property and equipment, net	9,496	10,336
Field equipment, net	20,653	21,726
Deferred cost of revenues	29,133	27,799
Intangible assets, net	27,509	28,208
Goodwill	42,698	42,698
Other assets	535	909

Total assets	$196,460	$196,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,562	$19,827
Accrued expenses	10,694	9,377
Current portion of long-term debt	58	61

Total current liabilities	31,314	29,265

Deferred revenue	41,555	38,490
Long-term debt	38,470	37,854
Other long-term liabilities	1,888	1,923

Total liabilities	113,227	107,532
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 48,437,666 shares issued as of March 31, 2010 and 46,795,859 shares issued and outstanding as of December 31, 2009	48	47
Additional paid-in capital	370,082	365,548
Accumulated deficit	(285,713)	(276,714)
Accumulated other comprehensive income	557	565
Treasury stock, at cost: 174,757 shares as of March 31, 2010	(1,741)	—

Total stockholders’ equity	83,233	89,446

Total liabilities and stockholders’ equity	$196,460	$196,978

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Revenues	$40,408	$33,735
Cost of revenues	28,595	26,680

Gross profit	11,813	7,055

Operating expenses:
Selling and marketing	8,017	7,231
Research and development	3,035	2,402
Distribution	3,411	3,684
General and administrative	4,938	4,955

Total operating expenses	19,401	18,272

Loss from operations	(7,588)	(11,217)

Other expense:
Interest income	—	11
Interest expense	(1,108)	(1,035)
Other income (expense), net	(117)	93

	(1,225)	(931)

Net loss before income taxes	(8,813)	(12,148)

Provision for income taxes	186	80

Net loss	$(8,999)	$(12,228)

Net loss per share, basic and diluted	$(0.19)	$(0.26)

Weighted-average shares outstanding, basic and diluted	46,971	46,550

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,999)	$(12,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,464	5,119
Stock-based compensation	2,892	1,685
Other	477	434
Changes in operating assets and liabilities:
Accounts receivable	(766)	2,223
Inventory	(6,654)	(1,640)
Prepaid expenses and other assets	(556)	50
Accounts payable	940	(462)
Accrued expenses and other liabilities	2,521	398
Deferred revenue	3,065	669

Net cash used in operating activities	(1,616)	(3,752)

Cash flows from investing activities:
Purchases of property and equipment	(225)	(320)

Net cash used in investing activities	(225)	(320)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	883	—
Purchase of treasury stock	(1,741)	—
Net repayments on loans and lines of credit	(15)	(2,561)

Net cash used in financing activities	(873)	(2,561)

Foreign exchange effect on cash and cash equivalents	80	(51)

Decrease in cash and cash equivalents	(2,634)	(6,684)
Cash and cash equivalents, beginning of period	21,720	26,642

Cash and cash equivalents, end of period	$19,086	$19,958

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$4,178	$1,641

Transfers from field equipment to deferred cost of revenues	$3,542	$558

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
     The Company has experienced negative operating margins and cash flows from operations and it expects to continue to incur net losses in the foreseeable future. The Company believes, based on current projections and the current nature of the Company’s business, that it has the required resources to fund its ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at March 31, 2010. The December 31, 2009 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. Two customers represented 18% and 15% of accounts receivable at March 31, 2010. One customer represented 19% of accounts receivable at December 31, 2009.
Warranty Costs
     The Company accrues estimated costs that it may incur under its product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of operations. Following is a rollforward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2009	$205
Provision	93
Usage	(87)

Balance at March 31, 2010	$211
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.
     Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.
3. Inventory
     Inventories include material, labor and overhead, and are stated at lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Purchased components	$16,178	$14,214
Work in process	1,527	1,640
Finished goods	12,513	12,263

	$30,218	$28,117

4. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $9.4 million and $10.5 million at March 31, 2010 and December 31, 2009, respectively. Accumulated depreciation on field equipment was $26.9 million and $26.7 million at March 31, 2010 and December 31, 2009, respectively.
5. Intangible Assets
     Accumulated amortization on intangible assets was $7.0 million and $6.3 million at March 31, 2010 and December 31, 2009, respectively.
6. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(8,999)	$(12,228)
Foreign currency translation loss	(8)	(60)

Comprehensive loss	$(9,007)	$(12,288)

7. Net Loss per Share
     The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Options to purchase common stock	2,108	236
Restricted stock	723	—
Warrants to purchase common stock	776	—

Total	3,607	236

8. Debt
     On March 10, 2010, the Company entered into a Loan and Security Agreement, the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, the Company has agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility with SVB. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At March 31, 2010, the Company was in compliance with the covenants under the Credit Facility. At March 31, 2010, there were no outstanding borrowings under the Credit Facility and the Company had approximately $14.7 million in available borrowings under the Credit Facility.
     In connection with the Credit Facility, the Company amended its term loan and security agreement with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to provide for certain amendments, including granting to Asahi junior liens on certain of the Company’s assets for so long as the Credit Facility with SVB remains outstanding. Upon termination of all obligations under the Credit Facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory.
9. Segment Disclosures
     After an evaluation of the business activities regularly reviewed by the Company’s chief operating decision-maker for which separate discrete financial information is available, management determined that the Company has two reporting segments, System One and In-Center.
     The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December, 31, 2009. The profitability measure employed by the Company and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment (loss) profit, which consists of sales, less cost of sales, selling and marketing and distribution expenses.
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
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended March 31, 2010
Revenues from external customers	$25,102	$15,306	—	$40,408
Segment (loss) profit	(1,279)	1,664	(7,973)	(7,588)
Segment assets	79,461	15,552	101,447	196,460

Three Months Ended March 31, 2009
Revenues from external customers	$18,822	$14,913	—	$33,735
Segment (loss) profit	(5,615)	1,755	(7,357)	(11,217)
Segment assets	74,694	17,657	107,288	199,639
     Substantially all of the Company’s revenues are derived from the rental and sale of the System One and related products, and from needles and blood tubing sets to customers located in the United States.
     The following table summarizes the customers who individually comprise greater than 10% of total revenues:

	Three Months Ended
	March 31,
	2010	2009
Customer A	23%	21%
Customer B	17%	37%
Customer C	14%	0%
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. Almost all of Customer C sales are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	March 31,	December 31,
	2010	2009
Total segment assets	$95,013	$91,880
Corporate assets:
Cash and cash equivalents	19,086	21,720
Property and equipment, net	9,496	10,336
Intangible assets, net	27,509	28,208
Goodwill	42,698	42,698
Prepaid and other assets	2,658	2,136

Total assets	$196,460	$196,978

10. Income Taxes
     The Company’s provision for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, relates to the profitable operations of certain foreign entities.
11. Commitments and Contingencies
     Significant commitments and contingencies at March 31, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
12. Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 include stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$460	$294
Selling and marketing	1,011	664
Research and development	401	137
General and administrative	1,020	590

	$2,892	$1,685

Stock Options
     The Company grants stock options to employees, officers and directors under its current stock plans. The Company granted 1,096,300 and 1,528,430 stock options during the three months ended March 31, 2010 and 2009, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $5.23 and $1.16 per option, respectively.
Restricted Stock Awards
     In March 2010, the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the Company’s 2010 Performance Share Plan in which it committed to grant up to 811,800 shares of restricted stock to certain employees and executive officers based on the achievement of certain Company financial performance metrics for the year ending December 31, 2010. The restricted stock, if awarded, vests over a requisite service period of three years. Further, in March 2010, the Compensation Committee approved the Company’s 2010 Corporate Bonus Plan. Payout under the 2010 Corporate Bonus Plan will be based on individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2010 and will be paid in cash, or in shares of the Company’s common stock, at the discretion of the Compensation Committee. The estimated payout under the 2010 Corporate Bonus Plan is being recognized as compensation expense during 2010 and has been classified as a liability on the Company’s condensed consolidated balance sheet.
13. Stockholders’ Equity
     On March 3, 2010, the Company received 174,757 shares that were surrendered by employees in payment for the minimum required withholding taxes due on issuance of shares of the Company’s common stock under the Company’s 2009 Corporate Bonus Plan and vesting of the first tranche of the restricted stock awards under the Company’s 2009 Performance Share Plan. The settlement, during the first quarter of 2010, of the Company’s 2009 Bonus Plan obligation of $1.6 million in shares of its common stock represents a noncash financing activity.
14. Fair Value Measurements
     At March 31, 2010, the Company had $5.3 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets of identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaids and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of the Company’s long-term debt approximates fair value at March 31, 2010. The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, also referred to as level 2 inputs, including current rates offered to the Company for debt of the same or similar remaining maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2010, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our major customers, including DaVita, Inc.; the adequacy of our funding, our need for and our ability to obtain additional funding; the timing of when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, the impact of possible future changes to reimbursement for chronic dialysis treatments and the impact of current economic conditions on our business. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
     We report the results of our operations in two segments: System One and In-Center. We distribute our products in three markets: home, critical care and in-center. In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. We define the home market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets primarily used for in-center dialysis treatments.
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
     We received clearance from the FDA in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. In June 2005, the FDA cleared the System One for hemodialysis in the home. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. Presently, we are pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We completed the IDE study in February 2010 and are currently seeking pre-market clearance from the Food and Drug Administration, or FDA, through the 510(k) clearance process.
     Our business expanded significantly in late 2007 in connection with the acquisition of Medisystems Corporation and certain affiliated entities, or the Medisystems Acquisition. With that acquisition, we acquired our needle and blood tubing set product lines for use predominantly in hemodialysis performed in-center as well as apheresis. The In-Center segment is significantly more mature than our System One segment. Medisystems Corporation has been selling products to dialysis centers for the treatment of ESRD since 1981, and they have achieved leading positions in the United States market for both blood tubing sets and needles. Our blood tubing set products include the ReadySet High Performance Blood Tubing set, or ReadySet, and the Streamline Airless Blood Tubing set, or Streamline. ReadySet has been on the market since 1993. Streamline is our next generation blood tubing product designed to provide improved patient outcomes and lower costs to dialysis centers. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets. Our AV Fistula Needle Sets with MasterGuard Anti-Stick Needle Protector were introduced in 1995 and our ButtonHole needle sets were introduced in 2002.
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
     In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact our results of operations following December 31, 2012, we cannot predict the effect such legislation will have on us.
     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets, and some components.
     In our System One segment, we market the System One in the home and critical care markets through a direct sales force in the United States primarily to dialysis centers, for ESRD hemodialysis patients, and hospitals. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products in Europe and the Middle East. However, to date, substantially all System One segment revenues have been derived from sales within the United States. In our In-Center segment, we market our blood tubing and needle products primarily through distributors, although we also have a small dedicated sales force for that business. Nearly all In-Center sales are made to customers in the United States, with very limited amounts sold internationally through distributors.
     Since inception, we have incurred losses every quarter, and at March 31, 2010, we had an accumulated deficit of approximately $285.7 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.
     We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies.
Statement of Operations Components
Revenues

     In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. In the home market, customers rent or purchase the System One equipment, including the cycler and PureFlow SL hardware, and then purchase the related disposable products based on a specific patient prescription. In the critical care market, we sell or rent the System One and related disposables to hospital customers. In the In-Center segment, the majority of revenues are derived from supply and distribution contracts with distributors.
     In the home market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with customer contracts under which we supply the use of hardware and disposables needed to perform dialysis therapy sessions during a month. For customers that purchase the System One in the home market, we recognize revenue from the equipment sale ratably over the expected service obligation period and recognize disposable product revenue upon delivery. Currently, less than half of our sales to customers in the home market include the rental rather than the purchase of System One equipment.
     Our contracts with dialysis centers for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one to three years, and may be renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes that provide for the purchase or rental of the machine and the purchase of the related disposables, we expect this recurring revenue stream to continue to grow.
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
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 45% and 83% of our In-Center segment revenues during the three months ended March 31, 2010 and 2009, respectively. Under our recently signed agreement with Gambro Renal Products, Inc., or Gambro, Gambro is contractually committed to exclusively supply our blood tubing sets in the United States to DaVita, Inc., or DaVita, through July 2014. During the later part of 2009, in connection with our Gambro agreement, we transitioned our sales of blood tubing sets to DaVita from Henry Schein to Gambro, significantly reducing our sales to Henry Schein. Revenues from Gambro represented approximately 36% of our In-Center segment revenues during the three months ended March 31, 2010. Sales to DaVita, through Henry Schein and Gambro accounted for nearly half of our In-Center segment revenues. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Revenues from our other significant distributors over each of the same periods were 19% and 16%, respectively, of our In-Center segment revenues. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes and variations in inventory management policies of our distributors and end users. We regularly monitor the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.
     Our distribution contracts for our In-Center segment contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our revenues are presented net of these rebates, incentives, discounts and returns. As of March 31, 2010, we had $1.6 million reserved against trade accounts receivable for future sales incentives. We recorded $1.8 million and $2.5 million during the three months ended March 31, 2010 and 2009, respectively, as a reduction of sales in connection with sale incentives.
     Our distribution agreement with Henry Schein, a significant distributor for the In-Center segment, originally scheduled to expire in July 2009, has been extended through April 2012. Our agreements with two other distributors for the In-Center segment are scheduled to expire in July 2011 and February 2012, respectively. Our blood tubing set distribution agreement with Gambro expires in

July 2014.
     DaVita is our most significant customer for the System One segment. Sales to DaVita represented 36% and 38% of our System One segment revenues for the three months ended March 31, 2010 and 2009, respectively. Further, DaVita is our largest customer in the home market. In February 2007, we entered into a national service provider agreement with DaVita that conferred to DaVita certain market rights for the System One and related supplies for home hemodialysis therapy. Under the agreement, DaVita was granted exclusive rights in a small percentage of geographies, which geographies collectively represent less than 10% of the United States ESRD patient population, and limited exclusivity in the majority of all other United States geographies, subject to DaVita’s meeting certain requirements, including the achievement of certain patient numbers and training rates. The agreement further limited, but did not prohibit, the sale by NxStage of the System One for chronic home patient hemodialysis therapy to Fresenius. Per the agreement, DaVita no longer has any preferred geographic market or exclusivity rights, and as of December 31, 2009, the initial term of our national service provider agreement with DaVita expired. While we negotiate a new agreement with DaVita for the home market, we continue to restrict our activities in a limited subset of geographic markets where DaVita previously held preferred market rights. However, we can provide no assurance that we will enter into a new agreement with DaVita or what the terms, including exclusivity provisions, of a new agreement with DaVita would be. Our national service provider agreement with DaVita contemplates ongoing sales of products following December 31, 2009. We expect that DaVita will continue to be our largest customer for the foreseeable future. The change in DaVita’s exclusivity rights does give us the opportunity to expand in certain markets and with other providers, including Fresenius. We have a low, but growing, volume of sales to Fresenius of our System One in the home market, and have been able to expand at certain other providers, but we have no assurance that this will continue. It is too early to predict what effect the change in DaVita’s exclusivity rights will have on our growth in the home market.
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

	Three Months Ended
	March 31,
	2010	2009
Revenues	100%	100%
Cost of revenues	71%	79%

Gross profit	29%	21%

Operating expenses:
Selling and marketing	20%	21%
Research and development	8%	7%
Distribution	8%	11%
General and administrative	12%	15%

Total operating expenses	48%	54%

Loss from operations	(19%)	(33%)

Other expense:
Interest income	—	—
Interest expense	(3%)	(3%)
Other income (expense), net	—	—

Net loss before income taxes	(3%)	(3%)
Provision for income taxes	—	—

Net loss	(22%)	(36%)

Comparison of the Three Months Ended March 31, 2010 and 2009
Revenues
     Our revenues for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		March 31,
	2010		2009
System One segment
Home	$19,043	47%	$14,354	43%
Critical Care	6,059	15%	4,468	13%

Total System One segment	25,102	62%	18,822	56%
In-Center segment	15,306	38%	14,913	44%

Total	$40,408	100%	$33,735	100%

     The increase in revenues was attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate the market place, and an increase in sales of needles in our In-Center segment.
     In the home market, revenue increased $4.7 million, or 33%, for the three months ended March 31, 2010, versus the prior year comparable period, primarily as a result of an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenue increased $1.6 million, or 36%, for the three months ended March 31, 2010, versus the prior year comparable period, primarily due to increased sales of the System One and the growth of our installed base of units and the associated sales of disposables resulting from our efforts to continue to penetrate the market. Future demand for our products in both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home and critical care markets are expected to continue to increase as we further penetrate the market place and as we expand internationally. However, in the critical care market, we expect, at least in the short-term, to see a continuation of a conservative capital spending environment.
     In-Center segment revenue increased $0.4 million, or 3%, for the three months ended March 31, 2010, versus the prior year comparable period, primarily due to changes in distributor inventory levels. We expect future demand will be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.
Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	Percent of	March 31,	Percent of		Percentage
	2010	Revenues	2009	Revenues	Change	Change
System One segment	$8,640	34%	$4,057	22%	$4,583	113%
In-Center segment	3,173	21%	2,998	20%	175	6%

Gross profit	$11,813	29%	$7,055	21%	$4,758	67%

     The increase in gross profit for the System One segment was a result of increased revenues and an increase in gross profit as a percentage of revenues. The increase in gross profit as a percentage of revenues was attributable to decreased services costs resulting from improved equipment reliability and lower overall costs of manufacturing as we continue to realize the benefits of leveraging our manufacturing infrastructure, certain cost saving initiatives and improvements in product design.
     The increase in gross profit for the In-Center segment was a result of increased revenues and an increase in gross profit as a percentage of revenues due to increased relative sales of higher margin products.
     We expect the gross profit as a percentage of revenues to continue to improve over time for three general reasons. First, we expect to introduce additional process improvements and product design changes that have inherently lower cost than our current products. Second, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. Finally, we expect to continue to improve product reliability, which would reduce service costs. We cannot, however, guarantee that our expectations will be achieved with respect to our cost reduction plans.
Selling and Marketing
     Our selling and marketing expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Change	Change
System One segment	$6,909	$6,322	$587	9%
In-Center segment	1,108	909	199	22%

Total Selling and marketing	$8,017	$7,231	$786	11%

     The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs, primarily non-cash stock-based compensation expenses, and increased spending due to expanded marketing programs. Selling and marketing expenses increased in absolute dollars but decreased as a percentage of revenues to 20% for the three months ended March 31, 2010 versus 21% for the prior year comparable period. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and other products, particularly Streamline, in the in-center market, and as we add additional sales support and marketing personnel.
Research and Development
     Our research and development expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Change	Change
Research and development	$3,035	$2,402	$633	26%

     Research and development increased in absolute dollars and as a percentage of revenues to 8% for the three months ended March 31, 2010 versus 7% for the prior year comparable period as we continue to seek further enhancements to our System One and related products. The increase in research and development expenses was primarily due to increased personnel and personnel-related costs, including non-cash stock-based compensation expense, due to increased headcount and an increase in other project related spending. This increase was partially offset by a decrease in clinical trials expenses primarily related to our nocturnal IDE as we completed the IDE study in February 2010 and are currently seeking pre-market clearance from the FDA through the 510(k) clearance process. We expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with the increased activity associated with our FREEDOM study.
Distribution
     Our distribution expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Change	Change
System One segment	$3,010	$3,350	$(340)	(10%)
In-Center segment	401	334	67	20%

Total Distribution	$3,411	$3,684	$(273)	(7%)

     Distribution expenses decreased as a percentage of revenues to 8% for the three months ended March 31, 2010 versus 11% for the prior year comparable period. Distribution expenses for the System One segment decreased as a percentage of revenues to 12% for the three months ended March 31, 2010 versus 18% for the prior year comparable period, due primarily to increased business volume, improved product reliability of our System One and PureFlow SL hardware and better pricing obtained from carriers. Distribution expenses as a percentage of revenue for the In-Center segment increased slightly as a percentage of revenues to 3% for the three months ended March 31, 2010 versus 2% for the prior year comparable period, due primarily to delivery costs for certain products. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
General and Administrative
     Our general and administrative expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,	March 31,		Percentage
	2010	2009	Change	Change
General and administrative	$4,938	$4,955	$(17)	0%

     General and administrative expenses for the three months ended March 31, 2010 remained consistent with the prior year comparable period. Non-cash stock-based compensation expenses increased during the three months ended March 31, 2010, versus the prior year comparable period. These increases were offset by lower spending on corporate support functions, including consulting and legal expenses. General and administrative expenses as a percentage of revenues decreased to 12% for the three months ended March 31, 2010 versus 15% for the prior year comparable period, due to our continued initiative to control costs and leverage our existing overhead structure. We expect that general and administrative expenses will remain relatively flat as we continue to leverage our existing structure.
Other Income and Expense
     The decrease in interest income is due to lower interest rates on investments. Interest income is derived primarily from investments in money market funds.
     Interest expense increased $0.1 million, or 7%, for the three months ended March 31, 2010, versus the prior year comparable period, due primarily to an increase in our outstanding borrowings during the three months ended March 31, 2010.
     Other expenses of $0.1 million and income of $0.1 million for the three months ended March 31, 2010 and 2009, respectively, is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of March 31, 2010, our accumulated deficit was $285.7 million and we had cash and cash equivalents of $19.1 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. The decision by our customers to purchase, rather than rent, our System One equipment allows us to recover the cost of our products upon initial sale rather than over an extended period of time. There can, however, be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented. At March 31, 2010, we had $19.1 million of cash and cash equivalents and working capital of $35.1 million. A significant factor affecting the management of our ongoing cash requirements is our ability to execute upon cost reduction initiatives to lower product cost.

     We have the flexibility under our term loan with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, to seek up to $40.0 million in additional debt at market interest rates to fund our growth objectives and in March 2010 we chose to do so. On March 10, 2010, we entered into a Loan and Security Agreement, the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of our assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility with SVB. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At March 31, 2010, we were in compliance with the covenants under the Credit Facility, there were no outstanding borrowings under the Credit Facility and we had approximately $14.7 million in available borrowings under the Credit Facility.
     In connection with the Credit Facility, we amended our term loan and security agreement with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the Credit Facility with SVB remains outstanding. Upon termination of all obligations under the Credit Facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory.
     At March 31, 2010, we had $41.3 million in principle and deferred interest outstanding under our term loan and security agreement with Asahi, or Term Loan. The Term Loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The Term Loan is secured by substantially all of our assets. In the event the Term Loan reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions.
     The Term Loan includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. It also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Any of these remedies would likely have a material adverse effect on our business.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million as other long-term liabilities at March 31, 2010 for costs associated with these plans. The expense recorded in connection with these plans was not significant for the three months ended March 31, 2010.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash used in operating activities	$(1,616)	$(3,752)
Net cash used in investing activities	(225)	(320)
Net cash used in financing activities	(873)	(2,561)
Effect of exchange rate changes on cash	80	(51)

Net cash flow	$(2,634)	$(6,684)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Net cash used in operating activities decreased by $2.1 million during the three months ended March 31, 2010, versus the prior year comparable period. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss after adjustments for non-cash charges as we continue to reduce product costs and improve equipment utilization. These decreases were partially offset by increases in inventory and accounts receivable as we continue to expand our business. Deferred revenues increased $3.1 million and $0.7 million during the three months ended March 31, 2010 and 2009, respectively. The increase in deferred revenues in both periods was primarily a result of purchases of System One equipment by certain customers, offset by the amortization of $2.3 million and $1.3 million during the three months ended March 31, 2010 and 2009, respectively, of deferred revenues into revenues. Non-cash transfers from inventory to field equipment and deferred costs of revenues for the placement of units with our customers increased $2.5 million during the three months ended March 31, 2010, versus the prior year comparable period to support the growing number of patients using the System One. Non-cash transfers from field equipment to deferred costs of revenues increased $3.0 million during the three months ended March 31, 2010, versus the prior year comparable period, primarily due to an increase in the number of customers who have purchased rather than rented our System One equipment.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements to our facilities, research and development and information technology.
     Net Cash Used in Financing Activities. Net cash used in financing activities during the three months ended March 31, 2010 included $0.9 million of proceeds from stock option and stock purchase plans offset by cash used to repurchase 174,757 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on issuance of shares of our common stock under our 2009 Bonus Plan and vesting of restricted stock awards under our 2009 Performance Share Plan. Net cash used in financing activities during the three months ended March 31, 2009 included $2.1 million of principal payments under our term loan with General Electric Capital, or GE, and a $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE. The credit and security agreement with GE was terminated in June 2009.
     We have experienced negative operating margins and cash flows from operations and expect to continue to incur net losses in the foreseeable future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies.
     Significant commitments and contingencies at March 31, 2010 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no changes to our critical accounting policies and estimates since December 31, 2009. This summary should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
     A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2009.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the acquisition of the Medisystems Corporation and certain affiliated entities, or the Medisystems Acquisition, on October 1, 2007, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadened our product offerings, we expect that in 2010 and in the foreseeable future, we will continue to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products acquired in the Medisystems Acquisition, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could readily replace these revenues.
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
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for Medicare patients by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that a number of our customers are unable to obtain such additional reimbursement, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. The recently enacted Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) may have an impact on the adoption of our therapy. It is not possible at this time to determine what impact the new bundle or healthcare legislation will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
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
     We have experienced negative operating margins and cash flows from operations and we expect to continue to incur net losses in the foreseeable future. In addition, our System One home market relies heavily upon a rental sales model whereby less than half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented.
     We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, availability of credit and potential investments in, or acquisitions of, complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.
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
We have limited operating experience, a history of net losses and an accumulated deficit of $285.7 million at March 31, 2010. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred losses every quarter and, at March 31, 2010, we had an accumulated deficit of approximately $285.7 million. We expect to incur increasing operating expenses as we continue to grow our business. Additionally, while we have achieved positive gross margins for our products, in the aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will continue to improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower our costs of manufacturing our products, growing revenue, increasing the reliability of our products, improving our field equipment utilization, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficient distribution of our products, achieving a sufficient scale of operations and obtaining better purchasing terms and prices.
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
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for the three months ended March 31, 2010, and direct sales to DaVita accounted for approximately 36% of our System One segment revenues for the three months ended March 31, 2010, and half of our home hemodialysis patients. The initial term of our national service provider agreement with DaVita expired on December 31, 2009. We cannot guarantee we will be able to negotiate a new agreement with DaVita on favorable terms, if at all, or the extent to which DaVita will purchase our products. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices could have a significant impact on our revenues, especially in the near term.
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
We entered into a two year Loan and Security Agreement, the Agreement, dated as of March 10, 2010, with Silicon Valley Bank, or SVB. The terms of our Agreement may restrict our current and future operations, which could affect our ability to respond to changes in our business and to manage our operations.
     On March 10, 2010, we entered into a Agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The Agreement is secured by all or substantially all of our assets. In connection with this Agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the Agreement bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in our agreement with SVB. The Agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.
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
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Baxter has announced a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2010. We are unable to predict when, if ever, this product, or products from other companies, may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would likely adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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

     The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty has led to reductions in capital investments, overall spending levels and future product plans and sales projections. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the current market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, revenues in the in-center market could be impacted by changes in sales volumes and inventory management policies of our distributors and end customers. Finally, the impact of tightened credit markets on hospitals could impair the manner and pace in which we sell equipment in the critical care market or delay equipment placements. Hospitals facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows.
Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home products, and adverse changes to reimbursement would likely negatively affect the adoption or continued sale of our home products.
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With approximately 75% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can rent or sell our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare authorized contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. We understand that some of our customers may not be able to obtain additional reimbursement for more frequent therapy in all cases, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times a week. Both of these factors will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to more predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to our revenue growth in the future. Additionally, any adverse changes in the rate paid by Medicare for ESRD treatments in general would likely negatively affect demand for our products in the home market and the prices we charge for them. As a result of 2008 MIPPA legislation, CMS has announced that, in 2011, it will implement a new “bundled” payment for dialysis treatment. Proposed rules have been released by CMS and the public comment period concluded on December 16, 2009. Final rules will likely be published in 2010. It is not possible at this time to determine what impact this will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
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
     In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. Outside of the excise tax, which will impact our results of operations following December 31, 2012, we cannot predict the effect such legislation will have on us. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.
As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.
     As our business continues to grow, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If we are unable to improve or maintain strong product reliability for our products, our ability to maintain or grow our business and achieve profitability could be impaired.
     We have not yet achieved our long term reliability objectives for certain of our products, and as a result we continue to incur increased service and distribution costs. This, in turn, negatively impacts our gross margins and increased our working capital requirements. Additionally, product reliability issues associated with any of our product lines could lead to decreases in customer satisfaction and our ability to grow or maintain our revenues and could negatively impact our reputation. We continue to work to improve product reliability for all products, and have achieved some improvements to date. If we are unable to continue to improve product reliability, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
We have a significant amount of System One field equipment, and our ability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
     Because our home market relies upon an equipment service swap model and, for a significant number of our customers, an equipment rental model, our ability to manage System One equipment is, therefore important to minimizing our working capital requirements. Both factors require we maintain a significant level of field equipment of our System One and PureFlow SL hardware. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
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
     We sell the majority of our In-Center products through distributors, which collectively accounted for substantially all of In-Center revenues for the three months ended March 31, 2010, with Henry Schein, a significant distributor, accounting for approximately 45% of In-Center revenues for the three months ended March 31, 2010. Our distribution agreement with Henry Schein, originally scheduled to expire in July 2009, has been extended through April 2012. In June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita. During the third quarter of 2009 we began selling blood tubing sets to Gambro. Sales to Gambro represented approximately 36% of our In-Center segment revenues for the three months ended March 31, 2010. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
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
The activities of our business involve the import of finished goods into the United States from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Germany, Mexico and Thailand. To a lesser, but increasing degree, our business also involves the export of finished goods from the United States to foreign countries. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties change, we could be subject to significant fines, liabilities or other adverse consequences.
     We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. To a lesser, but increasing degree, our business also involves the export of finished goods from the United States to foreign countries. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted. Pandemics, could also impair our ability to import or export goods internationally.
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
We have filed a resale registration statement covering shares of our common stock that we sold in a private placement. If the holders of these shares are unable to sell the shares under the registration statement, we may be obligated to pay them damages, which could harm our financial condition.
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
     Historically, we have not sold or marketed the System One outside the United States and Canada. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products in Europe and the Middle East. We are currently assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.
We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.
     In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. United States federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. At this time, we are not a HIPAA covered entity. However, we have entered into business associate agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted in February 2009, expands the HIPAA privacy and security rules, including imposing many of the requirements of those rules directly on business associates and making business associates directly subject to HIPAA civil and criminal enforcement provisions and associated penalties. Many of these requirements went into effect on February 17, 2010. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability.
     Many other federal and state laws apply to the use and disclosure of health information, as well as certain financial information, which could affect the manner in which we conduct our business. Such laws are not necessarily preempted by HIPAA, in particular those laws that afford greater protection to the individual than does HIPAA or cover different subject matter. Such state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.
We are subject to federal and state laws prohibiting “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties. Additionally, any challenges to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
     The Medicare/Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as “gift ban” or “aggregate spend” laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, has been introduced in Congress each year for the past several years but has not yet been enacted. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs; we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our products to a customer, we could be subject to a claim under the Medicare/Medicaid anti-kickback laws or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable Medicare/Medicaid anti-kickback laws or similar state laws.

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
     Presently, our marketing efforts have been confined nearly exclusively to the United States. We have had limited activities in Canada with our System One, and in certain other jurisdictions with our In-Center products sold through distributors. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products in Europe and the Middle East. We may, in the future, seek to market our products in other markets. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
     We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. While we have policies and procedures in place designed to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under the Foreign Corrupt Practices Act for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
     As of March 31, 2010, we had 47 pending patent applications, including foreign, international and U.S. applications, and 52 U.S. and international issued patents plus 1 European Union, or EU, industrial design registration. Under our license agreement with DSU Medical Corporation, we also license approximately 30 pending patent applications, including foreign, international and U.S. applications, and approximately 98 U.S. and international issued patents. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 48,262,909 shares of common stock outstanding as of March 31, 2010. Shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 482,629 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At March 31, 2010, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
     As of March 31, 2010, 10,447,609 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2010, 8,527,644 shares were subject to outstanding options, of which 4,102,815 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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

Item 6. Exhibits

Exhibit
Number

*†10.48	Loan and Security Agreement as of March 10, 2010 between Silicon Valley Bank and the Registrant, EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation

*†10.49	Amendment, dated as of March 10, 2010, to the Term Loan and Security Agreement, effective June 5, 2009, by and between the Registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

May 5, 2010