Form 10-Q/A
period 2010-03-31
NxStage Medical, Inc.
filed 2010-07-22
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51567
NxStage Medical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or	04-3454702 (I.R.S. Employer Identification No.)
Organization)

439 S. Union St., 5th Floor, Lawrence, MA	01843
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 48,311,797 shares of the registrant’s common stock issued and outstanding as of the close of business on April 30, 2010.

SIGNATURES
EX-10.48
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
NxStage Medical, Inc. (“the Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission on May 5, 2010 (the “Original Quarterly Report”), to file a revised Exhibit 10.48, in order to disclose certain information for which confidential treatment had been initially requested. Exhibit 10.48 hereto supersedes in its entirety Exhibit 10.48 previously filed on the Original Quarterly Report. This Amendment No. 1 continues to speak as of the date of the filing of the Original Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The changes in this exhibit were made in response to comments the Company received from the United States Securities and Exchange Commission to the Company’s Confidential Treatment Request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)
July 22, 2010

Exhibit
Number
*†10.48	Loan and Security Agreement as of March 10, 2010 between Silicon Valley Bank and the Registrant, EIR Medical, Inc., Medisystems Services Corporation and Medisystems Corporation

†10.49(1)	Amendment, dated as of March 10, 2010, to the Term Loan and Security Agreement, effective June 5, 2009, by and between the Registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission

(1)	Previously filed on May 5, 2010