Form 10-Q
period 2010-06-30
NxStage Medical, Inc.
filed 2010-08-06
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 48,621,258 shares of the registrant’s common stock outstanding as of the close of business on July 30, 2010.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,045	$21,720
Accounts receivable, net	14,769	14,238
Inventory	30,889	28,117
Prepaid expenses and other current assets	1,888	1,227

Total current assets	67,591	65,302

Property and equipment, net	8,633	10,336
Field equipment, net	17,340	21,726
Deferred cost of revenues	33,760	27,799
Intangible assets, net	26,810	28,208
Goodwill	42,698	42,698
Other assets	550	909

Total assets	$197,382	$196,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,868	$19,827
Accrued expenses	11,695	9,377
Current portion of long-term debt	53	61

Total current liabilities	30,616	29,265

Deferred revenues	47,234	38,490
Long-term debt	39,123	37,854
Other long-term liabilities	1,763	1,923

Total liabilities	118,736	107,532
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 48,731,290 shares issued as of June 30, 2010 and 46,795,859 shares issued and outstanding as of December 31, 2009	48	47
Additional paid-in capital	374,320	365,548
Accumulated deficit	(293,969)	(276,714)
Accumulated other comprehensive (loss) income	(12)	565
Treasury stock, at cost: 174,757 shares as of June 30, 2010	(1,741)	—

Total stockholders’ equity	78,646	89,446

Total liabilities and stockholders’ equity	$197,382	$196,978

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$44,008	$36,398	$84,416	$70,133
Cost of revenues	30,246	27,581	58,841	54,261

Gross profit	13,762	8,817	25,575	15,872

Operating expenses:
Selling and marketing	8,565	7,411	16,582	14,642
Research and development	3,202	2,271	6,237	4,673
Distribution	3,632	3,525	7,043	7,209
General and administrative	5,643	4,749	10,581	9,704

Total operating expenses	21,042	17,956	40,443	36,228

Loss from operations	(7,280)	(9,139)	(14,868)	(20,356)

Other expense:
Interest income	—	14	—	25
Interest expense	(1,148)	(3,337)	(2,256)	(4,372)
Other income (expense), net	330	(14)	213	79

	(818)	(3,337)	(2,043)	(4,268)

Net loss before income taxes	(8,098)	(12,476)	(16,911)	(24,624)
Provision for income taxes	158	39	344	119

Net loss	$(8,256)	$(12,515)	$(17,255)	$(24,743)

Net loss per share, basic and diluted	$(0.17)	$(0.27)	$(0.37)	$(0.53)

Weighted-average shares outstanding, basic and diluted	47,492	46,575	47,228	46,565

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,255)	$(24,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,077	10,229
Stock-based compensation	6,875	3,877
Other	1,128	1,197
Changes in operating assets and liabilities:
Accounts receivable	(527)	2,494
Inventory	(13,327)	(2,179)
Prepaid expenses and other assets	(404)	700
Accounts payable	(399)	(2,788)
Accrued expenses and other liabilities	3,060	(144)
Deferred revenues	8,745	672

Net cash used in operating activities	(1,027)	(10,685)

Cash flows from investing activities:
Purchases of property and equipment	(457)	(566)
Decrease in other assets	—	(582)

Net cash used in investing activities	(457)	(1,148)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	2,140	148
Purchase of treasury stock	(1,741)	—
Proceeds from loans and lines of credit	—	39,895
Net repayments on loans and lines of credit	(28)	(30,506)

Net cash provided by financing activities	371	9,537

Foreign exchange effect on cash and cash equivalents	(562)	109

Decrease in cash and cash equivalents	(1,675)	(2,187)
Cash and cash equivalents, beginning of period	21,720	26,642

Cash and cash equivalents, end of period	$20,045	$24,455

Noncash Investing Activities
Transfers from inventory to field equipment and deferred cost of revenues	$9,625	$3,225

Transfers from field equipment to deferred cost of revenues	$10,203	$1,712

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     NxStage Medical, Inc., or the Company, is a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. The Company’s primary product, the NxStage System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. The System One is cleared or approved for commercial sale in the United States, Europe and Canada for the treatment of acute and chronic kidney failure and fluid overload. The System One consists of an electromechanical medical device (cycler), a disposable blood tubing set and a dialyzer (filter) pre-mounted in a disposable, single-use cartridge. Dialysate used in conjunction with this system in the home is most frequently prepared using the Company’s PureFlow SL hardware and premixed concentrate bags. The Company also sells needles and blood tubing to dialysis centers for the treatment of end-stage renal disease, or ESRD.
     The Company has experienced negative operating margins and it expects to continue to incur net losses in the foreseeable future. Until the second quarter of 2010, the Company had experienced negative cash flows from operating activities. There can be no assurance that the Company will be able to continue to generate positive cash flows from operating activities. The Company believes, based on current projections and the current nature of the Company’s business, that it has the required resources to fund its ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. The December 31, 2009 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. One customer represented 17% of accounts receivable at June 30, 2010, and one customer represented 19% of accounts receivable at December 31, 2009.
Warranty Costs
     The Company accrues estimated costs that it may incur under its product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of operations. Following is a rollforward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2009	$205
Provision	219
Usage	(188)

Balance at June 30, 2010	$236
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Because the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.
     Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Because this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.
3. Significant Revenue Contracts
National Service Provider Agreement and Stock Purchase Agreement with DaVita, Inc., or DaVita
     In February 2007, the Company entered into a National Service Provider Agreement, or the Original Agreement, and a Stock Purchase Agreement with DaVita, a significant customer, which the Company considered to be a single arrangement.
     In connection with the Original Agreement, the Company agreed to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. The Original Agreement included other terms such as development efforts, training, market collaborations and volume discounts. The Original Agreement expired on December 31, 2009, but sales continued in accordance with the terms specified in the Original Agreement.
     In July 2010, the Company entered into a First Amended and Restated National Service Provider Agreement, the Amended Agreement, with DaVita which supersedes the Original Agreement. Pursuant to the terms of the Amended Agreement, the Company will continue to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. The Amended Agreement includes other terms such as rebates, training and volume discounts.
     The sale of equipment and other items included in the Original and Amended Agreements were considered to be multiple-element sales arrangements pursuant to ASC 605, Revenue Recognition. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under the Original and Amended Agreements are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service, which is seven years, and direct costs relating to the delivered equipment are deferred and amortized over the same period as the related revenues.
     In connection with the Amended Agreement the Company issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of the Company’s common stock based upon the achievement of certain DaVita and NxStage System One home patient growth targets achieved at June 30, 2011, 2012 and 2013. The warrants have an exercise price of $14.22 per share are non-transferable and must be exercised in cash. The warrants will be recorded at fair value, using the Black-Scholes options pricing model, and recognized as a reduction of revenues over the same period as the related product revenues.
4. Inventory
     Inventories include material, labor and overhead, and are stated at lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Purchased components	$17,598	$14,214
Work in process	2,003	1,640
Finished goods	11,288	12,263

	$30,889	$28,117

5. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $10.0 million and $10.5 million at June 30, 2010 and December 31, 2009, respectively. Accumulated depreciation on field equipment was $27.1 million and $26.7 million at June 30, 2010 and December 31, 2009, respectively.
6. Intangible Assets
     Accumulated amortization on intangible assets was $7.7 million and $6.3 million at June 30, 2010 and December 31, 2009, respectively.
7. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(8,256)	$(12,515)	$(17,255)	$(24,743)
Foreign currency translation adjustment	(569)	107	(577)	47

Comprehensive loss	$(8,825)	$(12,408)	$(17,832)	$(24,696)

8. Net Loss per Share
     The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Options to purchase common stock	2,895	126	2,554	69
Restricted stock	723	—	697	—
Warrants to purchase common stock	941	—	827	—

Total	4,559	126	4,078	69

9. Debt
     On March 10, 2010, the Company entered into a Loan and Security Agreement, the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, the Company has agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At June 30, 2010, there were no outstanding borrowings and the Company had approximately all of the $15.0 million credit commitment available for borrowing under the Credit Facility.
     In connection with the Credit Facility, the Company amended its term loan and security agreement with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to provide for certain amendments, including granting to Asahi junior liens on certain of the Company’s assets for so long as the Credit Facility remains outstanding. Upon termination of all obligations under the Credit Facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory.
10. Segment Disclosures
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
     Within the System One segment, the Company derives revenue from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Within the System One segment, the Company sells a similar technology platform of the System One with different features to the home and critical care markets. Some of the Company’s largest customers in the home market provide outsourced renal dialysis services to some of the Company’s customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally.
     Within the In-Center segment, the Company sells blood tubing sets and needles for hemodialysis and needles for apheresis primarily for the treatment of ESRD patients at dialysis centers. Nearly all In-Center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended June 30, 2010
Revenues from external customers	$27,467	$16,541	$—	$44,008
Segment (loss) profit	(810)	2,375	(8,845)	(7,280)
Segment assets	82,554	14,204	100,624	197,382

Three Months Ended June 30, 2009
Revenues from external customers	$20,446	$15,952	$—	$36,398
Segment (loss) profit	(5,000)	2,881	(7,020)	(9,139)
Segment assets	70,775	17,397	110,793	198,965

Six Months Ended June 30, 2010
Revenues from external customers	$52,569	$31,847	$—	$84,416
Segment (loss) profit	(2,089)	4,039	(16,818)	(14,868)
Segment assets	82,554	14,204	100,624	197,382

Six Months Ended June 30, 2009
Revenues from external customers	$39,268	$30,865	$—	$70,133
Segment (loss) profit	(10,615)	4,637	(14,378)	(20,356)
Segment assets	70,775	17,397	110,793	198,965
     Substantially all of the Company’s revenues are derived from the rental and sale of the System One and related products, and from the sale of needles and blood tubing sets to customers located in the United States.
     The following table summarizes the customers who individually comprise greater than 10% of total revenues for the periods shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	22%	22%	22%	21%
Customer B	17%	35%	17%	36%
Customer C	13%	—	13%	—
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. Almost all of Customer C’s sales are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	June 30,	December 31,
	2010	2009
Total segment assets	$96,758	$91,880
Corporate assets:
Cash and cash equivalents	20,045	21,720
Property and equipment, net	8,633	10,336
Intangible assets, net	26,810	28,208
Goodwill	42,698	42,698
Prepaid expenses and other assets	2,438	2,136

Total assets	$197,382	$196,978

11. Income Taxes
     The Company’s provision for income taxes of $158,000 and $39,000 for the three months ended June 30, 2010 and 2009, respectively, and $344,000 and $119,000 for the six months ended June 30, 2010 and 2009, respectively, relates to the profitable operations of certain foreign entities.
12. Commitments and Contingencies
     Significant commitments and contingencies at June 30, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
13. Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 include stock-based compensation as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$555	$370	$1,015	$664
Selling and marketing	1,470	787	2,481	1,451
Research and development	630	176	1,031	313
General and administrative	1,328	859	2,348	1,449

	$3,983	$2,192	$6,875	$3,877

Stock Options
     The Company granted options to purchase 204,000 and 129,000 shares of common stock during the three months ended June 30, 2010 and 2009, respectively, and options to purchase 1,300,300 and 1,657,430 shares of common stock during the six months ended June 30, 2010 and 2009, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009 was $5.52 and $1.21 per option, respectively.
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
14. Stockholders’ Equity
     On March 3, 2010, the Company received 174,757 shares that were surrendered by employees in payment for the minimum required withholding taxes due on issuance of shares of the Company’s common stock under the Company’s 2009 Corporate Bonus Plan and vesting of the first tranche of the restricted stock awards under the Company’s 2009 Performance Share Plan. These shares have been classified as treasury stock in the condensed consolidated balance sheets. The settlement of the Company’s 2009 Corporate Bonus Plan obligation of $1.6 million during the first quarter of 2010 in shares of its common stock represents a noncash financing activity.

15. Fair Value Measurements
     At June 30, 2010, the Company had $11.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets of identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of the Company’s long-term debt approximates fair value at June 30, 2010. The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, also referred to as level 2 inputs, including current rates offered to the Company for debt of the same or similar remaining maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and six months ended June 30, 2010, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products in the United States and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our major customers, including DaVita, Inc.; the adequacy of our funding, our need for and our ability to obtain additional funding; whether and when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, the impact of future changes to reimbursement for chronic dialysis treatments and the impact of current economic conditions on our business. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
Overview
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, Europe and Canada for the treatment of acute and chronic kidney failure and fluid overload. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD, which we refer to as the in-center market. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD.
     We report the results of our operations in two segments: System One and In-Center. We distribute our products in three markets: home, critical care and in-center. In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. We define the home market as the market devoted to the treatment of ESRD patients in the home and the critical care market as the market devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. We offer a similar technology platform of the System One for the home and critical care markets with different features. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets used predominantly in hemodialysis performed in-center as well as apheresis, which we refer to as the in-center market. Our blood tubing set products include the ReadySet High Performance Blood Tubing set and our next generation Streamline Airless Blood Tubing set. Streamline is designed to provide improved patient outcomes and lower costs to dialysis centers. Our needle product line includes AV fistula needle sets incorporating safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology and ButtonHole needle sets.
     In our System One segment, we market the System One in the home and critical care markets through a direct sales force in the United States primarily to dialysis centers, for ESRD hemodialysis patients, and hospitals. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. However, to date, substantially all System One segment revenues have been derived from sales within the United States. In our In-Center segment, we market our blood tubing set and needle products primarily through distributors, although we also have a small dedicated sales force for that business. Nearly all In-Center sales are made to customers within the United States, with very limited amounts sold internationally through distributors.

     The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. We outsource the manufacture of premixed dialysate, needles, some blood tubing sets, and some components.
     We received clearance from the Food and Drug Administration, or FDA, in July 2003 to market the System One for treatment of renal failure and fluid overload using hemodialysis as well as hemofiltration and ultrafiltration. In the first quarter of 2003, we initiated sales of the System One in the critical care market to hospitals and medical centers in the United States. In late 2003, we initiated sales of the System One for the treatment of patients with ESRD. In June 2005, the FDA cleared the System One for hemodialysis in the home. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. We are currently pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We completed the IDE study in February 2010 and are currently seeking pre-market clearance from the FDA through the 510(k) clearance process.
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
     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. One of these initiatives was the Medicare Improvements for Patients and Providers Act, or MIPPA Act, which was signed into law in 2008. As a result of this legislation, the Centers for Medicare and Medicaid Services, or CMS, announced that, on January 1, 2011, it will implement a new “bundled” payment for dialysis treatment. Final rules were issued on July, 23, 2010 after publication of proposed rules and a formal comment period. One of the stated goals of this new prospective payment system is to encourage home hemodialysis and certain elements (e.g., bundling of certain drugs into the payment, a uniform treatment payment whether dialysis is administered in the center or at home and a separate payment adjustor for home dialysis training) are intended to support this objective. However, it is not possible at this time to determine what impact this new “bundled” payment will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
     Further, in March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. Outside of the excise tax, which will impact our results of operations following December 31, 2012, we cannot predict the effect such legislation will have on us.
     Since inception, we have incurred losses every quarter, and at June 30, 2010, we had an accumulated deficit of approximately $294.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, and positive cash flows from operating activities, beginning in the second quarter of 2010, we cannot provide assurance that our cash flows from operating activities will remain positive, or improve, or that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving the management of our field equipment assets, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.
     We have experienced negative operating margins and expect to continue to incur net losses in the foreseeable future. Until the second quarter of 2010, we had experienced negative cash flows from operating activities. There can be no assurance that we will be able to continue to generate positive cash flows from operating activities. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
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
     Our contracts with dialysis centers in the home market for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one to three years, and may be renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive an insignificant amount of revenues from the sale of ancillary products, such as extra lengths of tubing. Over time, as more home patients are treated with the System One and more systems are placed in patient homes, we expect to derive a growing recurring revenue stream from the sale of related disposables.
     In the critical care market we recognize revenue from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Our contracts with hospitals in the critical care market generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. We derive a small amount of revenue from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. To further support service in this market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is not offered for the home market within our System One segment. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One hardware. Similar to our home market, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from the sale of service and bio-medical training contracts.
     In the In-Center segment, nearly all sales to end users are structured through supply and distribution contracts with distributors. These contracts contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain cure rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our revenues are presented net of these rebates, incentives, discounts and returns, collectively rebates and other discounts. As of June 30, 2010, we had $1.6 million reserved against trade accounts receivable for future rebates and other discounts. We recorded $1.2 million and $2.4 million during the three months ended June 30, 2010 and 2009, respectively, and $3.0 million and $4.9 million during the six months ended June 30, 2010 and 2009, respectively, as a reduction of revenues in connection with rebates and other discounts. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes and variations in inventory management policies of our distributors and end users. We regularly monitor the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.
     Our customers in the System One segment are highly consolidated. Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to approximately 60% of United States dialysis patients. DaVita is our most significant customer for the System One segment. Sales to DaVita represented approximately 35% of our System One segment revenues for both the three and six months ended June 30, 2010 and approximately 38% of our System One segment revenues for both the three and six months ended June 30, 2009. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. A small, but growing, percentage of our sales in the System One segment are to Fresenius, with nearly all of those sales in the home market.
     In July 2010, we entered into a First Amended and Restated National Service Provider Agreement, or the Amended Agreement, with DaVita expiring on June 30, 2013. The Amended Agreement supersedes the National Service Provider Agreement dated as of February 7, 2007, as amended, or the Original Agreement. Pursuant to the terms of the Amended Agreement, we will continue to supply the System One and PureFlow SL and related supplies for home hemodialysis therapy to DaVita. Under the Amended Agreement, DaVita commits to continue to purchase, rather than rent, nearly all of its future System One equipment needs. The term of the Amended Agreement is for approximately three years through June 30, 2013, but may be automatically extended on a monthly basis unless terminated by either party pursuant to the Amended Agreement.
     The Amended Agreement includes a modest increase to DaVita’s pricing from the levels under the Original Agreement, and continues DaVita’s right to receive most favored nations pricing for the System One and related supplies for home hemodialysis therapy, subject to certain requirements, including DaVita achieving certain System One home patient growth targets. In addition, under the Amended Agreement, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013, which require DaVita to continue to grow its home patient census every six months during the term of the Amended Agreement. Under this tiered rebate structure, DaVita would be required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent, from its current level, to receive the lowest level of warrants during each of the three years. Achieving the highest level of warrants will require a significant increase above that. The warrant-based rebate structure preserves NxStage’s cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share and are non-transferable and must be exercised in cash.
     In connection with the issuance of the warrants, we entered into a Registration Rights Agreement with DaVita pursuant to which we agreed to file, on or prior to April 1, 2011, a registration statement on Form S-3 with respect to the resale by DaVita of any shares issued to DaVita under the warrant. We are required to use our best efforts to cause the registration statement to be declared effective as promptly as possible after the filing but in any event not later than (i) July 30, 2011 or (ii) the date on which any warrants become exercisable and vested, whichever is later.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 45% of our In-Center segment revenues during both the three and six months ended June 30, 2010 and approximately 80% of our In-Center segment revenues during both the three and six months ended June 30, 2010. Our second largest distributor is Gambro Renal Products, Inc., or Gambro. Revenues from Gambro represented approximately 35% of our In-Center segment revenues during both the three and six months ended June 30, 2010. During the later part of 2009, in connection with our Gambro agreement, we transitioned our sales of blood tubing sets to DaVita from Henry Schein to Gambro, significantly reducing our sales to Henry Schein.
     Sales of products through distributors to DaVita accounted for nearly half of In-Center segment revenues for the three and six months ended June 30, 2010. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, which contractually obligates Gambro to exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita.
     Our distribution agreement with Henry Schein, a significant distributor for the In-Center segment, will expire in April 2012. Our agreements with two other distributors for the In-Center segment are scheduled to expire in July 2011 and February 2012, respectively. Our blood tubing set distribution agreement with Gambro expires in July 2014.
Cost of Revenues
     Cost of revenues consists primarily of direct product costs, material and labor, including stock based compensation, required to manufacture our products, service of System One equipment that we rent and sell to customers and production overhead. It also includes the cost of inspecting, servicing and repairing System One equipment prior to sale or during the warranty period. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third-party suppliers, product reliability and related servicing costs and the design of our products.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Cost of revenues	69%	76%	70%	77%

Gross profit	31%	24%	30%	23%

Operating expenses:
Selling and marketing	20%	20%	20%	21%
Research and development	7%	6%	7%	7%
Distribution	8%	10%	8%	10%
General and administrative	13%	13%	13%	14%

Total operating expenses	48%	49%	48%	52%

Loss from operations	(17%)	(25%)	(18%)	(29%)

Other expense:
Interest income	—	—	—	—
Interest expense	(3%)	(9%)	(2%)	(6%)
Other income (expense), net	1%	—	—	—

	(2%)	(9%)	(2%)	(6%)

Provision for income taxes	—	—	—	—

Net loss	(19%)	(34%)	(20%)	(35%)

Comparison of the Three and Six Months Ended June 30, 2010 and 2009
Revenues
     Our revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010		2009		2010		2009
System One segment
Home	$20,815	47%	$15,205	42%	$39,858	47%	$29,559	42%
Critical Care	6,652	15%	5,241	14%	12,711	15%	9,709	14%

Total System One segment	27,467	62%	20,446	56%	52,569	62%	39,268	56%

In-Center segment	16,541	38%	15,952	44%	31,847	38%	30,865	44%

Total	$44,008	100%	$36,398	100%	$84,416	100%	$70,133	100%

     The increase in revenues for both periods was primarily attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate the market place.
     In the home market, revenues increased $5.6 million, or 37%, and $10.3 million, or 35%, for the three and six months ended June 30, 2010, respectively, versus the prior year comparable periods, primarily as a result of an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenues increased $1.4 million, or 27%, and $3.0 million, or 31%, for the three and six months ended June 30, 2010, respectively, versus the prior year comparable periods, primarily due to increased sales of the System One resulting from our efforts to continue to penetrate the market and increased sales of disposables from our growing number of installed units. Future demand for our products in both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home and critical care markets are expected to continue to increase as we further penetrate the market place and as we expand internationally. However, in the critical care market, we expect, at least in the short-term, to see a continuation of a conservative capital spending environment.
     In-Center segment revenues increased $0.6 million, or 4%, and $1.0 million, or 3%, for the three and six months ended June 30, 2010, respectively, versus the prior year comparable periods, due to increased sales of our needle products resulting from strong end user demand and changes in distributor inventory levels. We expect future demand will be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.
Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,	%	June 30,	%	June 30,	%	June 30,	%
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
System One segment	$9,756	36%	$4,654	23%	$18,395	35%	$8,710	22%
In-Center segment	4,006	24%	4,163	26%	7,180	23%	7,162	23%

Gross Profit	$13,762	31%	$8,817	24%	$25,575	30%	$15,872	23%

     The increase in gross profit for both periods was a result of increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was attributable to the System One segment, specifically, decreased service costs resulting from improved equipment reliability and lower overall costs of manufacturing as we continue to realize the benefits of leveraging our manufacturing infrastructure, certain cost saving initiatives and improvements in product design.
     Gross profit for the In-Center segment remained relatively consistent for the six months ended June 30, 2010, versus the prior year comparable period. Gross profit for the three months ended June 30, 2010 decreased slightly in absolute dollars and as a percentage of revenues, versus the prior year comparable period, due to costs incurred related to manufacturing process improvements.
     We expect gross profit as a percentage of revenues will continue to improve over time for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower cost than our current products. Second, we anticipate that increased sales volume and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. Finally, we expect to continue to improve product reliability, which would reduce service costs. However, there is no certainty that our expectations will be achieved with respect to these cost reduction plans.
Selling and Marketing
     Our selling and marketing expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change
System One segment	$7,410	$6,495	14%	$14,319	$12,817	12%
In-Center segment	1,155	916	26%	2,263	1,825	24%

Total Selling and marketing	$8,565	$7,411	16%	$16,582	$14,642	13%

     Selling and marketing increased in absolute dollars for both the three and six months ended June 30, 2010, versus the prior year period, but decreased as a percentage of revenues from 21% for the six months ended June 30, 2009 to 20% for the six months ended June 30, 2010. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs, primarily non-cash stock-based compensation expenses, and increased spending due to expanded marketing programs. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and to support growth in international markets.
Research and Development
     Our research and development expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change
Research and development	$3,202	$2,271	41%	$6,237	$4,673	33%

     Research and development increased in absolute dollars but remained relatively consistent as a percentage of revenues at 7% for both the three and six months ended June 30, 2010, as compared to 6% and 7% for the three and six months ended June 30, 2009, respectively. The increase in research and development expenses was primarily due to increased personnel and personnel-related costs, including non-cash stock-based compensation expense, due to increased headcount and an increase in other project related spending. This increase was partially offset by a decrease in clinical trials expenses primarily related to our nocturnal IDE as we completed the IDE study in February 2010 and are currently seeking pre-market clearance from the FDA through the 510(k) clearance process. We expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with activity associated with our FREEDOM study.
Distribution
     Our distribution expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change
System One segment	$3,156	$3,159	(0%)	$6,165	$6,508	(5%)
In-Center segment	476	366	30%	878	701	25%

Total Distribution	$3,632	$3,525	3%	$7,043	$7,209	(2%)

     Distribution expenses decreased as a percentage of revenues to 8% for the three and six months ended June 30, 2010 versus 10% for the prior year comparable periods. Distribution expenses for the System One segment decreased as a percentage of revenues to 11% and 12% for the three and six months ended June 30, 2010, respectively versus 15% and 17% for the prior year comparable periods, due primarily to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and better pricing obtained from carriers. Distribution expenses as a percentage of revenue for the In-Center segment increased slightly as a percentage of revenues to 3% for the three and six months ended June 30, 2010 versus 2% for the prior year comparable periods, due primarily to increased delivery costs for certain products shipped from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
General and Administrative
     Our general and administrative expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2010	2009	Change	2010	2009	Change
General and administrative	$5,643	$4,749	19%	$10,581	$9,704	9%

     General and administrative expenses increased in absolute dollars but remained relatively consistent as a percentage of revenues at 13% for both the three and six months ended June 30, 2010 and 13% and 14% for the three and six months ended June 30, 2009, respectively. The increase in general and administrative expenses for both periods was primarily related to non-cash stock-based compensation expenses. These increases were offset by lower spending on corporate support functions, including consulting and legal expenses, due to our continued initiative to control costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.
Other Income and Expense
     Interest income is derived primarily from investments in money market funds. The decrease in interest income is due to lower interest rates on investments.
     Interest expense decreased $2.2 million, or 66%, for the three months ended June 30, 2010 and decreased $2.1 million, or 48%, for the six months ended June 30, 2010, versus the prior year comparable periods due primarily to prepayment and other transaction fees of $2.0 million incurred during the three months ended June 30, 2009 to pay off the entire debt obligation owed under our credit and security agreement with General Electric Capital Corporation, or GE.
     The change in other expense during both periods is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $158,000 and $344,000 for the three and six months ended June 30, 2010, respectively, and $39,000 and $119,000 for the three and six months ended June 30, 2009, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of June 30, 2010, our accumulated deficit was $294.0 million and we had cash and cash equivalents of $20.0 million and working capital of $37.0 million.

     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. The decision by our customers to purchase, rather than rent, our System One equipment allows us to recover the cost of our products upon initial sale rather than over an extended period of time which has resulted in a significant decrease in our cash usage. However, there can be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented. A significant factor affecting the management of our ongoing cash requirements is our ability to continue to improve the management of our field equipment assets and execute upon cost reduction initiatives to lower product cost.
     We have the flexibility under our term loan with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to seek additional debt at market interest rates to fund our growth objectives and in March 2010 we chose to do so. On March 10, 2010, we entered into a Loan and Security Agreement, the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of our assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At June 30, 2010, we were in compliance with the covenants, there were no outstanding borrowings and we had approximately all of the $15.0 million credit commitment available for borrowing under the Credit Facility.
     In connection with the Credit Facility, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the Credit Facility remains outstanding. Upon termination of all obligations under the Credit Facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory.
     At June 30, 2010, we had $41.8 million in principal and deferred interest outstanding under our term loan and security agreement with Asahi, or Term Loan. The Term Loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The Term Loan is secured by substantially all of our assets. In the event the Term Loan reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions.
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
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.5 million as other long-term liabilities at June 30, 2010 for costs associated with these plans. The expense recorded in connection with these plans was not significant for the three and six months ended June 30, 2010 or 2009.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash used in operating activities	$(1,027)	$(10,685)
Net cash used in investing activities	(457)	(1,148)
Net cash provided by financing activities	371	9,537
Effect of exchange rate changes on cash	(562)	109

Net cash flow	$(1,675)	$(2,187)

     Net Cash Used in Operating Activities. For each of the periods above, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense. Net cash used in operating activities decreased by $9.7 million during the six months ended June 30, 2010, versus the prior year comparable period. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss after adjustments for non-cash charges as we continue to reduce product costs and improve the management of our field equipment assets, and increases in deferred revenues. Deferred revenues increased $8.7 million and $0.7 million during the six months ended June 30,

2010 and 2009, respectively. The increase in deferred revenues in both periods was a result of the increase in the number of customers who chose to purchase, rather than rent, the System One equipment, offset by the amortization of this equipment totaling $2.7 million and $1.5 million during the three months ended June 30, 2010 and 2009, respectively, and $5.0 million and $2.8 million during the six months ended June 30, 2010 and 2009, respectively, of deferred revenues into revenues. Currently, over half of our sales to customers in the home market include the purchase, rather than the rental, of System One equipment. The decreases in net cash used in operating activities were partially offset by increases in inventory to support the growing number of customers using our System One equipment and accounts receivable as we continue to expand our business. Non-cash transfers from inventory to field equipment and deferred costs of revenues for the placement of units with our customers increased $6.4 million during the six months ended June 30, 2010, versus the prior year comparable period to support the growing number of patients using the System One. Non-cash transfers from field equipment to deferred costs of revenues increased $8.5 million during the six months ended June 30, 2010, versus the prior year comparable period, primarily due to an increase in the number of customers who have purchased rather than rented our System One equipment.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements to our facilities, research and development and information technology.
     Net Provided by Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2010 included $2.1 million of proceeds from stock option and stock purchase plans offset by cash used to repurchase 174,757 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on issuance of shares of our common stock under our 2009 Bonus Plan and vesting of restricted stock awards under our 2009 Performance Share Plan. Net cash provided by financing activities during the six months ended June 30, 2009 included $40.0 million of borrowings under our Asahi Term Loan offset by $0.1 million in fees paid in connection with the Asahi debt issuance, $30.0 million in repayments of borrowing under our credit and security agreement with GE and $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE.
     We have experienced negative operating margins and expect to continue to incur net losses in the foreseeable future. Until the second quarter of 2010, we had experienced negative cash flows from operating activities. There can be no assurance that we will be able to continue to generate positive cash flows from operating activities. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
     Significant commitments and contingencies at June 30, 2010 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     CMS issued, on July 23, 2010, the final rule for implementation of a new “bundled” payment for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS will make a single bundled payment to the dialysis facility for each dialysis treatment that will cover all renal dialysis services and home dialysis, and will include certain drugs (including ESAs, iron, and Vitamin D). It will replace the current system which pays facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that are not included in the composite rate. The new bundled payment systems still limits the number of hemodialysis treatments paid by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Although a stated goal of the new bundled payment system is to encourage home dialysis, and the inclusion of drugs into the bundled rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, it is not possible at this time to determine what impact the new bundle or healthcare legislation will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
We require significant capital to build our business, and financing may not be available to us on reasonable terms, if at all.
     We have experienced negative operating margins and we expect to continue to incur net losses in the foreseeable future. Until the second quarter of 2010, we had experienced negative cash flows from operating activities. There can be no assurance that we will be able to continue to generate positive cash flows from operating activities. In addition, our System One home market relies heavily upon a rental sales model whereby less than half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. A number of our home market customers, including DaVita, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented.
     We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, and the potential investments in, or acquisitions of, complementary businesses, services or technologies. There is no assurance that additional debt or equity capital will be available to us on favorable terms, if at all.
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
We have limited operating experience, a history of net losses and an accumulated deficit of $294.0 million at June 30, 2010. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred losses every quarter, and at June 30, 2010, we had an accumulated deficit of approximately $294.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, and positive cash flows from operating activities, beginning in the second quarter of 2010, we cannot provide assurance that our cash flows from operating activities will remain positive, or improve, or that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving the management of our field equipment base, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations.
Our customers in the System One and In-Center segment are highly consolidated, with concentrated buying power.
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Collectively, these entities provide treatment to approximately 60% of United States dialysis patients. Additionally, DaVita has certain dialysis supply purchase obligations to Gambro under a long-term preferred supplier agreement. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets, and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita, and we have a small, but growing, percentage of our home market sales to Fresenius. However, we have no assurance that our sales to DaVita or Fresenius will continue to grow. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United States, will be more constrained without the presence of one or both of DaVita and Fresenius as customers for our System One and In-Center products.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for the three and six months ended June 30, 2010, and direct sales to DaVita accounted for approximately 35% of our System One segment revenues for both the three and six months ended June 30, 2010. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices could have a significant impact on our revenues, especially in the near term.
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
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Baxter has announced a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2010 and launch in international markets in 2011. We are unable to predict when, if ever, this product, or products from other companies, may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would likely adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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
     In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince all of these constituencies, but to a lesser degree, patients, that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:
•	the failure by us to demonstrate to operators of dialysis clinics, hospitals, nephrologists, dialysis nurses, patients and others that our products are equivalent or superior to existing therapy options;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis clinics;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis clinics to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients and their caregivers, such as the recently adopted Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors, including Medicare.
If we are unable to convince additional hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we will not be successful in increasing our market share in the critical care market.
     We sell the System One in the critical care market for use in the treatment of acute kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the intensive care unit, or ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU-specific dialysis systems for treating acute kidney failure and that it provides advantages over conventional systems or other ICU-specific systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the critical care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase other risks that affect our business.
     The world’s financial markets continue to experience significant turmoil, resulting in reductions in available credit, increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses and the resulting uncertainty has led to reductions in capital investments, overall spending levels and future product plans and sales projections. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the current market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, revenues in the in-center market could be impacted by changes in sales volumes and inventory management policies of our distributors and end customers. Finally, the impact of tightened credit markets on hospitals could impair the manner and pace in which we sell equipment in the critical care market or delay equipment placements. Hospitals facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows.
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
We have a significant amount of System One field equipment, and our inability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
     Because our home market relies upon an equipment service swap model and, for a significant number of our customers, an equipment rental model, our ability to manage System One equipment is, therefore important to minimizing our working capital requirements. Both factors require that we maintain a significant level of field equipment of our System One and PureFlow SL hardware. In addition, our gross margins may be negatively impacted if we have excess equipment deployed, and unused, in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
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
     Historically, we have relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of our blood tubing set products using our supplied components. Kawasumi has a strong history of manufacturing high-quality product for us. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2011, with opportunities to extend the term beyond that date. We cannot be certain that after the expiration of this agreement we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore, whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2011, with opportunities to extend the term beyond that date. In the event this agreement is not renewed or extended on favorable terms, if at all, and we are unable to manufacture comparable needles for ourselves prior to the contract expiration, or if we are unable to obtain comparable needles from another third party on favorable terms, if at all, the revenues and profitability of our business will be impaired.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center products through several distributors, which collectively accounted for substantially all of In-Center revenues for the three and six months ended June 30, 2010, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2012. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
Unless we can demonstrate sufficient product differentiation in our blood tubing set business through Streamline or products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.

     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the United States dialysis services industry, with Fresenius and DaVita collectively controlling approximately 60% of the United States dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline product or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
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
     Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. We were inspected by the FDA in the second quarter of 2010, and received no observations. While all of our previous inspections have resulted in no significant observations, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities, or that future inspections would have the same result.
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
     Historically, we have not sold or marketed the System One outside the United States and Canada. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products outside of the United States. We are currently selling the System One in Europe and the Middle East, and are assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada and Europe. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.
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
     We purchase raw materials and components from third-party suppliers, including some single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for finished goods, our ability to meet customer demand could be delayed and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers, which would be time consuming and disruptive and could lead to disruptions in product supply, which could permanently impair our customer base and reputation.
Certain of our products are recently developed and we have recently transitioned the manufacturing of certain of these products to new locations. We, and certain of our third-party manufacturers, have limited manufacturing experience with these products.
     We continue to develop new products and make improvements to existing products. As such, we and certain of our third-party manufacturers, have limited manufacturing experience with certain of our products. We are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.
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
     We hold multiple U.S. and foreign patents and license multiple patients under our license agreement with DSU Medical Corporation. We cannot specify which of these patents individually or as a group will permit us to gain or maintain a competitive advantage. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.
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
     The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	timing of market launch and/or market acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of daily or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. We have 48,556,553 shares of common stock outstanding as of June 30, 2010. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 485,566 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.
     At June 30, 2010, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can more easily sell those shares in the public market.
     As of June 30, 2010, 10,270,704 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of June 30, 2010, 8,490,150 shares were subject to outstanding options, of which 4,451,068 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
We have filed resale registration statement covering shares of our common stock that we sold in a private placement and are obligated to file a resale registration statement with respect to the resale by DaVita of any shares issued under its warrant. If the holders of these shares or shares issued pursuant to the terms of the warrant are unable to sell these shares under the respective registration statements, we may be obligated to pay them damages, which could harm our financial condition. Further, these resale registration statements could result in downward pressure on the price of our common stock and may affect the ability of our stockholders to realize the current trading price of our common stock.
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
     On July 22, 2010, we issued to DaVita a warrant which, subject to the achievement of certain System One growth targets, may be exercisable for up to a cumulative total of 5,500,000 shares of our common stock. In connection with issuance of this warrant we entered into a registration rights agreement with DaVita, pursuant to which (subject to certain conditions) we have agreed to file, on or prior to April 1, 2011, a registration statement on Form S-3 with respect to the resale by DaVita of any shares of our common stock issued to DaVita under the warrant. We are required to use our best efforts to cause the registration statement to be declared effective as promptly as possible after the filing but in any event not later than (i) July 30, 2011 or (ii) the date on which any shares become exercisable and vested under the warrant, whichever is later.
     Investors should be aware that the current or future market price of their shares of our common stock could be negatively impacted by the sale or perceived sale of all or a significant number of these shares that are available for sale pursuant to these registration statements or that will be available for sale in the future.
Our outstanding warrants, and the provisions of our Term Loan with Asahi, may result in substantial dilution to our stockholders.
     Warrants held by DaVita and certain investors in our 2008 private placement could result in the issuance of up to 7,133,329 additional shares of common stock. In addition, in the event our Term Loan with Asahi reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.
Our executive officers, directors and current and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 57% of our outstanding common stock. David S. Utterberg, one of our directors, holds approximately 16% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 6. Exhibits*

Exhibit
Number
10.1†	First Amended and Restated National Service Provider Agreement dated as of July 22, 2010 between the Registrant and DaVita Inc.

10.2	Warrant to Purchase Shares of Common Stock dated July 22, 2010 issued to DaVita Inc.

10.3	Registration Rights Agreement dated as of July 22, 2010 between the Registrant and DaVita Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

August 6, 2010