Form 10-Q
period 2010-09-30
NxStage Medical, Inc.
filed 2010-11-04
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 49,217,877 shares of the registrant’s common stock outstanding as of the close of business on November 2, 2010.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,974	$21,720
Accounts receivable, net	14,651	14,238
Inventory	31,957	28,117
Prepaid expenses and other current assets	1,839	1,227

Total current assets	70,421	65,302
Property and equipment, net	8,630	10,336
Field equipment, net	15,434	21,726
Deferred cost of revenues	37,327	27,799
Intangible assets, net	26,111	28,208
Goodwill	42,698	42,698
Other assets	521	909

Total assets	$201,142	$196,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,289	$19,827
Accrued expenses	13,092	9,377
Current portion of long-term debt	59	61

Total current liabilities	29,440	29,265
Deferred revenues	52,577	38,490
Long-term debt	39,779	37,854
Other long-term liabilities	1,833	1,923

Total liabilities	123,629	107,532
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 49,310,143 shares issued as of September 30, 2010 and 46,795,859 shares issued and outstanding as of December 31, 2009	49	47
Additional paid-in capital	381,585	365,548
Accumulated deficit	(302,133)	(276,714)
Accumulated other comprehensive income	244	565
Treasury stock, at cost: 204,334 shares as of September 30, 2010	(2,232)	—

Total stockholders’ equity	77,513	89,446

Total liabilities and stockholders’ equity	$201,142	$196,978

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2010	2009	2010	2009
Revenues	$45,033	$38,033	$129,449	$108,166
Cost of revenues	30,073	28,488	88,914	82,749

Gross profit	14,960	9,545	40,535	25,417

Operating expenses:
Selling and marketing	8,452	7,449	25,034	22,091
Research and development	3,132	2,707	9,369	7,380
Distribution	3,788	3,267	10,831	10,476
General and administrative	6,023	4,808	16,604	14,512

Total operating expenses	21,395	18,231	61,838	54,459

Loss from operations	(6,435)	(8,686)	(21,303)	(29,042)

Other expense:
Interest income	—	7	—	32
Interest expense	(1,176)	(1,130)	(3,432)	(5,502)
Other (expense) income, net	(341)	(59)	(128)	20

	(1,517)	(1,182)	(3,560)	(5,450)

Net loss before income taxes	(7,952)	(9,868)	(24,863)	(34,492)
Provision for income taxes	212	179	556	298

Net loss	$(8,164)	$(10,047)	$(25,419)	$(34,790)

Net loss per share, basic and diluted	$(0.17)	$(0.22)	$(0.54)	$(0.75)

Weighted-average shares outstanding, basic and diluted	48,049	46,672	47,501	46,600

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,419)	$(34,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,879	15,367
Stock-based compensation	10,985	6,392
Other	1,750	1,977
Changes in operating assets and liabilities:
Accounts receivable	(303)	337
Inventory	(20,504)	(3,707)
Prepaid expenses and other assets	(327)	682
Accounts payable	(3,376)	25
Accrued expenses and other liabilities	3,980	1,455
Deferred revenues	14,087	(653)

Net cash used in operating activities	(2,248)	(12,915)

Cash flows from investing activities:
Purchases of property and equipment	(981)	(1,073)
Decrease in other assets	—	(340)

Net cash used in investing activities	(981)	(1,413)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	5,552	279
Purchase of treasury stock	(1,741)	—
Proceeds from loans and lines of credit	—	39,895
Net repayments on loans and lines of credit	(42)	(30,523)

Net cash provided by financing activities	3,769	9,651

Foreign exchange effect on cash and cash equivalents	(286)	130

Increase (decrease) in cash and cash equivalents	254	(4,547)
Cash and cash equivalents, beginning of period	21,720	26,642

Cash and cash equivalents, end of period	$21,974	$22,095

Noncash Investing Activities
Transfers from inventory to field equipment	$15,612	$5,410

Transfers from field equipment to deferred cost of revenues	$15,999	$1,957

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
     The Company has experienced negative operating margins and it expects to continue to incur net losses in the foreseeable future. Through the first nine months of 2010, the Company has experienced negative cash flows from operating activities, although cash flows from operating activities were positive in the second quarter of 2010 for the first time in the Company’s history. In the near term, the Company expects cash flows from operating activities to fluctuate between positive and negative, primarily due to changes in working capital. While the Company has significantly reduced cash used in operating activities, there can be no assurance that the Company will be able to continue this trend or whether the Company will generate positive cash flows from operating activities in the future.
     The Company believes, based on current projections and the current nature of the Company’s business, that it has the required resources to fund its ongoing operating requirements, and the Company has no requirement to raise capital at this time. However, the Company may choose to enhance its capitalization through future debt or equity financing should such capital become available on favorable terms. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, continued sale versus rental of a significant percentage of our System One equipment, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, continued inflows of cash from exercises of stock options, whether certain incentive compensation programs are paid in cash or in equity, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010, and related notes, are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments that the Company considers necessary for fair statement of the interim periods presented. The Company has prepared its unaudited, condensed consolidated financial statements following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, the Company has condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the entire fiscal year or future periods. The December 31, 2009 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. Two customers represented 16% and 12% of accounts receivable at September 30, 2010, and one customer represented 19% of accounts receivable at December 31, 2009.

Warranty Costs
     The Company accrues estimated costs that it may incur under its product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of operations. The following is a rollforward of the Company’s warranty accrual (in thousands):

Balance at December 31, 2009	$205
Provision	306
Usage	(285)

Balance at September 30, 2010	$226
Recent Accounting Pronouncements
     Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Because the update is effective for transfers of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.
     Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measurements. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Because this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.
     In September 2009, the FASB issued two new Accounting Standard Updates, or ASUs, affecting revenue recognition: ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. The revised guidance primarily provides two significant changes to the previous guidance for multiple-deliverable revenue recognition arrangements. First, it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting. Second, it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The Company is currently assessing the future impact of these new accounting updates to its consolidated financial statements. However, the impact of adopting this new guidance is expected to be limited to products sold internationally through distributors in the System One segment.
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
     In July 2010, the Company entered into a First Amended and Restated National Service Provider Agreement, or the Amended Agreement, with DaVita which supersedes the Original Agreement. Pursuant to the terms of the Amended Agreement, the Company will continue to sell the System One and PureFlow SL hardware along with the right to purchase disposable products and service on a monthly basis. The Amended Agreement includes other terms such as rebates, training and volume discounts.
     The sale of equipment and other items included in the Original and Amended Agreements were considered to be multiple-element sales arrangements pursuant to ASC 605, Revenue Recognition. The Company has determined that it cannot account for the sale of equipment as a separate unit of accounting. Therefore, fees received upon the completion of delivery of equipment under the Original and Amended Agreements are deferred and recognized as revenues on a straight-line basis over the expected term of the Company’s obligation to supply disposables and service, which is seven years, and direct costs relating to the delivered equipment are deferred and amortized over the same period as the related revenues.

     In connection with the Amended Agreement the Company issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of the Company’s common stock based upon the achievement of certain DaVita and NxStage System One home patient growth targets achieved at June 30, 2011, 2012 and 2013. The warrants have an exercise price of $14.22 per share, are non-transferable and must be exercised in cash. The warrants will be measured at fair value through their date of vesting using the Black-Scholes option pricing model, and recognized as a reduction of revenues over the same period as the related product revenues.
4. Inventory
     Inventories include material, labor and overhead, and are stated at lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Purchased components	$17,856	$14,214
Work in process	2,067	1,640
Finished goods	12,034	12,263

	$31,957	$28,117

5. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $11.1 million and $10.5 million at September 30, 2010 and December 31, 2009, respectively. Accumulated depreciation on field equipment was $28.8 million and $26.7 million at September 30, 2010 and December 31, 2009, respectively.
6. Intangible Assets
     Accumulated amortization on intangible assets was $8.4 million and $6.3 million at September 30, 2010 and December 31, 2009, respectively.
7. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(8,164)	$(10,047)	$(25,419)	$(34,790)
Foreign currency translation adjustment	256	43	(321)	90

Comprehensive loss	$(7,908)	$(10,004)	$(25,740)	$(34,700)

8. Net Loss per Share
     The following potential common stock equivalents were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options to purchase common stock	3,268	966	2,817	362
Restricted stock	748	—	716	—
Warrants to purchase common stock	1,076	122	933	—

Total	5,092	1,088	4,466	362

9. Debt
     On March 10, 2010, the Company entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, the Company has agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At September 30, 2010, there were no outstanding borrowings and the Company had approximately all of the $15.0 million credit commitment available for borrowing under the Credit Facility.

     In connection with the Credit Facility, the Company amended its term loan and security agreement with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to provide for certain amendments, including granting to Asahi junior liens on certain of the Company’s assets for so long as the Credit Facility remains outstanding. Upon termination of all obligations under the Credit Facility, Asahi’s security will revert to a security interest in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory.
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
     Within the System One segment, the Company derives revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Within the System One segment, the Company sells a similar technology platform of the System One with different features to the home and critical care markets. Some of the Company’s largest customers in the home market provide outsourced renal dialysis services to some of the Company’s customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally.
     Within the In-Center segment, the Company sells blood tubing sets and needles for hemodialysis and needles for apheresis primarily for the treatment of ESRD patients at dialysis centers. Nearly all In-Center products are sold through national distributors.
     The Company’s reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended September 30, 2010
Revenues from external customers	$29,163	$15,870	$—	$45,033
Segment (loss) profit	464	2,256	(9,155)	(6,435)
Segment assets	84,053	15,316	101,773	201,142

Three Months Ended September 30, 2009
Revenues from external customers	$22,028	$16,005	$—	$38,033
Segment (loss) profit	(4,116)	2,945	(7,515)	(8,686)
Segment assets	69,908	18,258	107,304	195,470

Nine Months Ended September 30, 2010
Revenues from external customers	$81,732	$47,717	$—	$129,449
Segment (loss) profit	(1,626)	6,296	(25,973)	(21,303)
Segment assets	84,053	15,316	101,773	201,142
Nine Months Ended September 30, 2009
Revenues from external customers	$61,295	$46,871	$—	$108,166
Segment (loss) profit	(14,733)	7,583	(21,892)	(29,042)
Segment assets	69,908	18,258	107,304	195,470
     Substantially all of the Company’s revenues are derived from the rental and sale of the System One and related products, and from the sale of needles and blood tubing sets to customers located in the United States.
     The following table summarizes the customers who individually comprise greater than 10% of total revenues for the periods shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer A	22%	22%	22%	22%
Customer B	16%	27%	17%	33%
Customer C	12%	—	13%	—
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. Almost all of Customer C’s sales are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	September 30,	December 31,
	2010	2009
Total segment assets	$99,369	$91,880
Corporate assets:
Cash and cash equivalents	21,974	21,720
Property and equipment, net	8,630	10,336
Intangible assets, net	26,111	28,208
Goodwill	42,698	42,698
Prepaid expenses and other assets	2,360	2,136

Total assets	$201,142	$196,978

11. Income Taxes
     The Company’s provision for income taxes of $0.2 million for the three months ended September 30, 2010 and 2009 and $0.6 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively, relates to the profitable operations of certain foreign entities.
12. Commitments and Contingencies
     Significant commitments and contingencies at September 30, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
13. Stock-Based Compensation
     The captions in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 include stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$629	$434	$1,644	$1,098
Selling and marketing	1,460	1,046	3,940	2,497
Research and development	587	232	1,618	545
General and administrative	1,434	802	3,783	2,252

	$4,110	$2,514	$10,985	$6,392

Stock Options
     The Company granted options to purchase 55,000 and 43,000 shares of common stock during the three months ended September 30, 2010 and 2009, respectively, and options to purchase 1,355,300 and 1,700,430 shares of common stock during the nine months ended September 30, 2010 and 2009, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009 was $5.55 and $1.26 per option, respectively.
Performance – Based Plans
     In March 2010, the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the Company’s 2010 Performance Share Plan in which it committed to grant up to 811,800 shares of restricted stock to certain employees and executive officers based on the achievement of certain Company financial performance metrics for the year ending December 31, 2010. The restricted stock, if awarded, vests over a requisite service period of three years. Further, in March 2010, the Compensation Committee approved the Company’s 2010 Corporate Bonus Plan. Payout under the 2010 Corporate Bonus Plan will be based on individual performance and the achievement of certain Company financial performance metrics for the year ending

December 31, 2010 and will be paid in shares of the Company’s common stock, or in cash, at the discretion of the Compensation Committee. The estimated payout under the 2010 Corporate Bonus Plan is being recognized as compensation expense during 2010, with nearly all of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.
14. Stockholders’ Equity
     On March 3, 2010, the Company received 174,757 shares that were surrendered by employees in payment for the minimum required withholding taxes due on issuance of shares of the Company’s common stock under the Company’s 2009 Corporate Bonus Plan and vesting of the first tranche of the restricted stock awards under the Company’s 2009 Performance Share Plan. Additionally, during the third quarter of 2010, the Company received 29,577 shares that were surrendered in payment for the exercise of stock options. These shares have been classified as treasury stock in the condensed consolidated balance sheets. The settlement of the Company’s 2009 Corporate Bonus Plan obligation of $1.6 million during the first quarter of 2010 in shares of its common stock represents a noncash financing activity.
15. Fair Value Measurements
     At September 30, 2010, the Company had $11.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets of identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of the Company’s long-term debt approximates fair value at September 30, 2010. The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, also referred to as level 2 inputs, including current rates offered to the Company for debt of the same or similar remaining maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and nine months ended September 30, 2010, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products in the United States and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our major customers, including DaVita, Inc.; the adequacy of our funding; our ability to sustain positive cash flows; our need for and our ability to obtain additional funding; whether and when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business, the scope of patent protection with respect to our products, expectations with respect to the clinical findings of our FREEDOM study, the impact of future changes to reimbursement for chronic dialysis treatments and the impact of current economic conditions on our business. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. One of these initiatives was the Medicare Improvements for Patients and Providers Act, or MIPPA Act, which was signed into law in 2008. As a result of this legislation, the Centers for Medicare and Medicaid Services, or CMS, announced that, on January 1, 2011, it will implement a new “bundled” payment for dialysis treatment. Final rules were issued on July 23, 2010 after publication of proposed rules and a formal comment period. One of the stated goals of this new prospective payment system is to encourage home hemodialysis and certain elements (e.g., bundling of certain drugs into the payment, a uniform treatment payment whether dialysis is administered in the center or at home and a separate payment adjustor for home dialysis training) are intended to support this objective. However, it is not possible at this time to determine what impact this new “bundled” payment will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
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
     Since inception, we have incurred losses every quarter, and at September 30, 2010, we had an accumulated deficit of approximately $302.1 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, and significantly reduced cash used in operating activities, we cannot provide assurance that our cash flows from operating activities will continue to improve, or that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving the management of our field equipment assets, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations. Our ability to sustain positive cash flows in the near term depends upon these factors as well as other factors, including our ability to continue to sell rather than rent the majority of the System One equipment, the amount of cash received from the exercise of stock options and warrants and whether certain incentive compensation programs are paid in cash or equity.
     We have experienced negative operating margins and expect to continue to incur net losses in the foreseeable future. Through the first nine months of 2010, we had experienced negative cash flows from operating activities, although cash flows from operating activities were positive in the second quarter of 2010 for the first time in our history. In the near term we expect cash flows from operating activities to fluctuate between positive and negative, primarily due to changes in working capital. While we have significantly reduced cash used in operating activities, there can be no assurance that we will be able to continue this trend or whether we will generate positive cash flows from operating activities in the future.
     We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, and we have no requirement to raise capital at this time. However, we may choose to enhance our capitalization through future debt or equity financing should such capital become available on favorable terms. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, continued sale versus rental of a significant percentage of our System One equipment, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, continued inflows of cash from exercises of stock options, whether certain incentive compensation programs are paid in cash or in equity, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
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
     In the home market, for those customers that rent the System One, we recognize revenues on a monthly basis in accordance with customer contracts under which we supply the use of hardware and disposables needed to perform dialysis therapy sessions during a month. For customers that purchase the System One in the home market, we recognize revenues from the equipment sale and direct costs relating to the equipment ratably over the expected service obligation period and recognize disposable product revenues and costs upon delivery. Currently, less than half of our sales to customers in the home market include the rental rather than the purchase of System One equipment.
     Our contracts with dialysis centers in the home market for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in some instances, our PureFlow SL hardware. These contracts typically have a term of one to three years, and may be renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive a small amount of revenues from the sale of supplementary products and services such as ancillaries, reserve inventory and special deliveries. Over time, as more home patients are treated with the System One and more systems are placed in patient homes, we expect to derive a growing recurring revenue stream from the sale of related disposables.
     In the critical care market we recognize revenues from direct product sales at the later of the time of shipment or, if applicable, delivery in accordance with contract terms. Our contracts with hospitals in the critical care market generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. We derive a small amount of revenues from the sale of one and two year service contracts following the expiration of our standard one-year warranty period for System One hardware. To further support service in this market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is not offered for the home market within our System One segment. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One hardware. Similar to our home market, as more System One equipment is placed within hospitals, we expect to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from the sale of service and bio-medical training contracts.
     In the In-Center segment, nearly all sales to end users are structured through supply and distribution contracts with distributors. These contracts contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Each agreement may be cancelled upon a material breach, subject to certain cure rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events. In addition to contractually determined volume discounts, we offer rebates based on sales to specific end customers and discount incentives for early payment. Our revenues are presented net of these rebates, incentives, discounts and returns, collectively rebates and other discounts. As of September 30, 2010, we had $1.5 million reserved against trade accounts receivable for future rebates and other discounts. We recorded $1.0 million and $2.3 million during the three months ended September 30, 2010 and 2009, respectively, and $4.0 million and $7.2 million during the nine months ended September 30, 2010 and 2009, respectively, as a reduction of revenues in connection with rebates and other discounts. Our In-Center segment revenues are subject to fluctuation as a result of changes in sales volumes and variations in inventory management policies of our distributors and end users. We regularly monitor the amount of inventory held by distributors to ensure it is not excessive when compared to end user demand.
     Our customers in the System One segment are highly consolidated. Fresenius Medical Care, or Fresenius, and DaVita own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to approximately 60% of United States dialysis patients. DaVita is our most significant customer for the System One segment. Sales to DaVita represented approximately 33% of our System One segment revenues for both the three and nine months ended September 30, 2010 and approximately 38% of our System One segment revenues for both the three and nine months ended September 30, 2009. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. A growing percentage of our sales are to Fresenius, which is now our second largest customer in the System One segment, with nearly all of those sales in the home market.
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
     The Amended Agreement includes a modest increase to DaVita’s pricing from the levels under the Original Agreement, and continues DaVita’s right to receive most favored nations pricing for the System One and related supplies for home hemodialysis therapy, subject to certain requirements, including DaVita achieving certain System One home patient growth targets. In addition, under the Amended Agreement, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013, which require DaVita to continue to grow its home patient census every six months during the term of the Amended Agreement. Under this tiered rebate structure, DaVita would be required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent, from its current level, to receive the lowest level of warrants during each of the three years. Achieving the highest level of warrants will require a significant increase above that. The warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share and are non-transferable and must be exercised in cash.
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
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 45% of our In-Center segment revenues during both the three and nine months ended September 30, 2010 and approximately 65% and 75% of our In-Center segment revenues during the three and nine months ended September 30, 2009, respectively. Our second largest distributor is Gambro Renal Products, Inc., or Gambro. Revenues from Gambro represented approximately 35% of our In-Center segment revenues during both the three and nine months ended September 30, 2010. During the later part of 2009, in connection with our Gambro agreement, we transitioned our sales of blood tubing sets to DaVita from Henry Schein to Gambro, significantly reducing our sales to Henry Schein.
     Sales of products through distributors to DaVita accounted for nearly half of In-Center segment revenues for the three and nine months ended September 30, 2010. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, which contractually obligates Gambro to exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita.
     Our distribution agreement with Henry Schein will expire in April 2012. Our agreements with two other distributors for the In-Center segment are scheduled to expire in July 2011 and February 2012, respectively. Our blood tubing set distribution agreement with Gambro expires in July 2014.
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
Operating Expenses
     Selling and Marketing. Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales and marketing personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients and their partners in the operation of our products and customer service and technical support personnel.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100%	100%	100%	100%
Cost of revenues	67%	75%	69%	77%

Gross profit	33%	25%	31%	23%

Operating expenses:
Selling and marketing	19%	19%	19%	20%
Research and development	7%	7%	7%	7%
Distribution	8%	9%	8%	10%
General and administrative	13%	13%	13%	13%

Total operating expenses	47%	48%	47%	50%

Loss from operations	(14%)	(23%)	(16%)	(27%)

Other expense:
Interest income	—	—	—	—
Interest expense	(3%)	(3%)	(3%)	(5%)
Other income (expense), net	(1%)	—	—	—

	(4%)	(3%)	(3%)	(5%)

Provision for income taxes	—	—	1%	—

Net loss	(18%)	(26%)	(20%)	(32%)

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009
Revenues
     Our revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010		2009		2010		2009
System One segment
Home	$22,346	50%	$16,356	43%	$62,204	48%	$45,914	43%
Critical Care	6,817	15%	5,672	15%	19,528	15%	15,381	14%

Total System One segment	29,163	65%	22,028	58%	81,732	63%	61,295	57%
In-Center segment	15,870	35%	16,005	42%	47,717	37%	46,871	43%

Total	$45,033	100%	$38,033	100%	$129,449	100%	$108,166	100%

     The increase in revenues for both periods was primarily attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate the market place.
     In the home market, revenues increased $6.0 million, or 37%, and $16.3 million, or 35%, for the three and nine months ended September 30, 2010, respectively, versus the prior year comparable periods, with the significant majority resulting from an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenues increased $1.1 million, or 20%, and $4.1 million, or 27%, for the three and nine months ended September 30, 2010, respectively, versus the prior year comparable periods, primarily due to increased sales of the System One resulting from our efforts to continue to penetrate the market and increased sales of disposables from our growing number of installed units. Future demand for our products in both the home and critical care markets is expected to remain strong due to the life-sustaining, non-elective nature of dialysis therapy. Revenues in the home and critical care markets are expected to continue to increase as we further penetrate the market place and as we expand internationally. However, in the critical care market, we expect, at least in the short-term, to see a continuation of a conservative capital spending environment.
     In-Center segment revenues decreased slightly for the three months ended September 30, 2010 versus the prior year comparable period, primarily as a result of decreased sales due to timing of shipments to distributors and variability in customer ordering patterns. Revenues increased $0.8 million, or 2%, for nine months ended September 30, 2010, respectively, versus the prior year comparable period, due to increased sales resulting from strong end user demand and changes in the timing of shipments to distributors. We expect future demand will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.
Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,	%	September 30,	%	September 30,	%	September 30,	%
	2010	Revenues	2009	Revenues	2010	Revenues	2009	Revenues
System One segment	$10,978	38%	$5,336	24%	$29,373	36%	$14,045	23%
In-Center segment	3,982	25%	4,209	26%	11,162	23%	11,372	24%

Gross Profit	$14,960	33%	$9,545	25%	$40,535	31%	$25,417	23%

     The increase in gross profit for both periods was a result of increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was attributable to the System One segment, specifically, lower costs resulting from certain cost saving initiatives and improvements in product design, decreased costs resulting from improved equipment reliability, lower overall costs of manufacturing as we continue to realize the benefits of leveraging our manufacturing infrastructure, increased relative sales of higher margin products, pricing strategies, and the favorable impact of foreign exchange rates.
     Gross profit for the In-Center segment for the three and nine months ended September 30, 2010 decreased slightly in absolute dollars and as a percentage of revenues, versus the prior year comparable period, due to costs incurred related to manufacturing process improvements.
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
Selling and Marketing
     Our selling and marketing expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2010	2009	Change	2010	2009	Change
System One segment	$7,185	$6,498	11%	$21,505	$19,315	11%
In-Center segment	1,267	951	33%	3,529	2,776	27%

Total Selling and marketing	$8,452	$7,449	13%	$25,034	$22,091	13%

     Selling and marketing increased in absolute dollars for both the three and nine months ended September 30, 2010, versus the prior year period, but decreased as a percentage of revenues from 20% for the nine months ended September 30, 2009 to 19% for the nine months ended September 30, 2010. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs, primarily non-cash stock-based compensation expenses, and increased spending due to expanded marketing programs. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives to increase public awareness of the System One in the home market and to support growth in international markets.
Research and Development
     Our research and development expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2010	2009	Change	2010	2009	Change
Research and development	$3,132	$2,707	16%	$9,369	$7,380	27%

     Research and development increased in absolute dollars but remained relatively consistent as a percentage of revenues at 7% for both the three and nine months ended September 30, 2010, and 2009. The increase in research and development expenses was primarily due to increased personnel and personnel-related costs, including non-cash stock-based compensation expense, due to increased headcount and an increase in other project related spending. This increase was partially offset by a decrease in clinical trials expenses primarily related to our nocturnal IDE as we completed the IDE study in February 2010 and are currently seeking pre-market clearance from the FDA through the 510(k) clearance process. For the near term, we expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues in the foreseeable future as we seek to further enhance our System One and related products, and their reliability, and with activity associated with our FREEDOM study, which is designed to quantify the clinical benefits and costs of daily home therapy administered to Medicare patients using the System One versus conventional thrice-weekly dialysis.
Distribution
     Our distribution expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2010	2009	Change	2010	2009	Change
System One segment	$3,329	$2,954	13%	$9,494	$9,463	0%
In-Center segment	459	313	47%	1,337	1,013	32%

Total Distribution	$3,788	$3,267	16%	$10,831	$10,476	3%

     Distribution expenses decreased as a percentage of revenues to 8% for the three and nine months ended September 30, 2010 versus 9% and 10% for the three and nine months ended September 30, 2009, respectively. Distribution expenses for the System One segment decreased as a percentage of revenues to 11% and 12% for the three and nine months ended September 30, 2010, respectively, versus 13% and 15% for the prior year comparable periods, due primarily to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and better pricing obtained from carriers. Distribution expenses as a percentage of revenues for the In-Center segment increased slightly as a percentage of revenues to 3% for the three and nine months ended September 30, 2010 versus 2% for the prior year comparable periods, due primarily to increased delivery costs for certain products shipped from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. We cannot predict the estimated impact, if any, of fuel costs on future distribution costs.
General and Administrative
     Our general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	%	September 30,	September 30,	%
	2010	2009	Change	2010	2009	Change
General and administrative	$6,023	$4,808	25%	$16,604	$14,512	14%

     General and administrative expenses increased in absolute dollars but remained consistent as a percentage of revenues at 13% for both the three and nine months ended September 30, 2010 and 2009. The increase in general and administrative expenses for both periods was primarily related to non-cash stock-based compensation expenses. These increases were offset by lower spending on corporate support functions, including consulting and other professional services, due to our continued initiative to control costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.
Other Income and Expense
     Interest income is derived primarily from investments in money market funds. The decrease in interest income is due to lower interest rates on investments.
     Interest expense increased $46,000, or 4%, for the three months ended September 30, 2010 and decreased $2.1 million, or 38%, for the nine months ended September 30, 2010, versus the prior year comparable periods. The decrease for the nine months was due primarily to prepayment and other transaction fees of $2.0 million incurred during the three months ended June 30, 2009 to pay off the entire debt obligation owed under our credit and security agreement with General Electric Capital Corporation, or GE.
     The change in other expense during both periods is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2010, our accumulated deficit was $302.1 million and we had cash and cash equivalents of $22.0 million and working capital of $41.0 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues. A number of our home market customers, including DaVita and Fresenius, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. The decision by our customers to purchase, rather than rent, our System One equipment allows us to recover the cost of our products upon initial sale rather than over an extended period of time which has resulted in a significant decrease in our cash usage. However, there can be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented. A significant factor affecting the management of our ongoing cash requirements is our ability to continue to improve the management of our field equipment assets and execute upon cost reduction initiatives to lower product cost.
     We have the flexibility under our term loan with Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, a medical supply company headquartered in Japan, to seek additional debt at market interest rates to fund our growth objectives and in March 2010 we chose to do so. On March 10, 2010, we entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank, or SVB, with a maturity date of April 1, 2012. The Credit Facility provides a credit commitment of up to $15.0 million, subject to certain limitations and calculations of borrowing amount. The Credit Facility is secured by all or substantially all of our assets. Borrowings under the Credit Facility bear interest at a floating rate per annum equal to two percentage points (2.00%) above the prime rate (initial prime rate of 4%). Pursuant to the Credit Facility, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the Credit Facility. The Credit Facility contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At September 30, 2010, we were in compliance with the covenants, there were no outstanding borrowings and we had approximately all of the $15.0 million credit commitment available for borrowing under the Credit Facility.
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
     At September 30, 2010, we had $42.2 million in principal and deferred interest outstanding under our term loan and security agreement with Asahi, or Term Loan. The Term Loan bears interest at a rate of 8% per annum payable in arrears on November 1st and May 1st, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The Term Loan is secured by substantially all of our assets. In the event the Term Loan reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions.
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
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million as other long-term liabilities at September 30, 2010 for costs associated with these plans. The expense recorded in connection with these plans was not significant for the three and nine months ended September 30, 2010 or 2009.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash used in operating activities	$(2,248)	$(12,915)
Net cash used in investing activities	(981)	(1,413)
Net cash provided by financing activities	3,769	9,651
Effect of exchange rate changes on cash	(286)	130

Net cash flow	$254	$(4,547)

     Net Cash Used in Operating Activities. Net cash used in operating activities decreased by $10.7 million during the nine months ended September 30, 2010, versus the prior year comparable period. The decrease in net cash used in operating activities was primarily due to the decrease in our net loss after adjustments for non-cash charges as we continue to reduce product costs and improve the management of our field equipment assets. Deferred revenues increased $14.1 million during the nine months ended September 30, 2010 as a result of the increase in the number of customers who chose to purchase, rather than rent, the System One equipment, offset by the amortization of this equipment totaling $3.1 million and $8.1 million during the three and nine months ended September 30, 2010, respectively. Currently, over half of our sales to customers in the home market include the purchase, rather than the rental, of System One equipment. The increase in deferred revenues was partially offset by increases in inventory to support the growing number of customers using our System One equipment. Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $10.2 million during the nine months ended September 30, 2010, versus the prior year comparable period to support the growing number of patients using the System One. Non-cash transfers from field equipment to deferred costs of revenues increased $14.0 million during the nine months ended September 30, 2010, versus the prior year comparable period, primarily due to an increase in the number of customers who have purchased rather than rented our System One equipment.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements to our facilities, research and development and information technology.
     Net Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2010 included $6.0 million of proceeds from stock option and stock purchase plans offset by cash used to repurchase shares of our common stock that were surrendered in payment for the exercise of stock options, including the minimum required withholding taxes due on issuance of shares of our common stock under our 2009 Bonus Plan and vesting of restricted stock awards under our 2009 Performance Share Plan. Net cash provided by financing activities during the nine months ended September 30, 2009 included $40.0 million of borrowings under our Asahi Term Loan offset by $0.1 million in fees paid in connection with the Asahi debt issuance, $30.0 million in repayments of borrowing under our credit and security agreement with GE and $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE.
     We have experienced negative operating margins and expect to continue to incur net losses in the foreseeable future. Through the first nine months of 2010, we had experienced negative cash flows from operating activities, although cash flows from operating activities were positive in the second quarter of 2010 for the first time in our history. In the near term we expect cash flows from operating activities to fluctuate between positive and negative, primarily due to changes in working capital. While we have significantly reduced cash used in operating activities, there can be no assurance that we will be able to continue this trend or whether we will generate positive cash flows from operating activities in the future.
     We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, and we have no requirement to raise capital at this time.

However, we may choose to enhance our capitalization through future debt or equity financing should such capital become available on favorable terms. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, continued sale versus rental of a significant percentage of our System One equipment, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, continued inflows of cash from exercises of stock options, whether certain incentive compensation programs are paid in cash or in equity, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
Contractual Obligations
     The following table summarizes our contractual commitments as of September 30, 2010 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$52,455	$1,681	$50,774	$—	$—
Operating leases	2,573	1,759	814	—	—
Purchase obligations	70,957	40,895	26,498	3,168	396

Total	$125,985	$44,335	$78,086	$3,168	$396

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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for Medicare patients by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Presently, we understand that some of our customers are unable to obtain such additional reimbursement in all cases, and that there are increased administrative burdens associated with articulating the medical justification for treatments beyond three times per week. Both of these facts will likely negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. Expanding Medicare reimbursement over time to predictably cover more frequent therapy, with less administrative burden for our customers, may be critical to our ability to significantly expand the market penetration of the System One in the home market and to grow our revenue in the future.
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
     We have experienced negative operating margins and expect to continue to incur net losses in the foreseeable future. Through the first nine months of 2010, we had experienced negative cash flows from operating activities, although cash flows from operating activities were positive in the second quarter of 2010 for the first time in our history. In the near term, we expect cash flows from operating activities to fluctuate between positive and negative, primarily due to changes in working capital. While we have significantly reduced cash used in operating activities, there can be no assurance that we will be able to continue this trend or whether we will generate positive cash flows from operating activities in the future. In addition, our System One home market relies heavily upon a rental sales model whereby less than half of our sales to customers in the home market include the rental rather than the purchase of System One equipment. This sales model requires significant amounts of working capital to manufacture System One equipment for rental to dialysis clinics. A number of our home market customers, including DaVita and Fresenius, have purchased System One equipment, with certain customers committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. There can, however, be no assurance that we will be able to continue to expand the percentage of our equipment placements that are purchased rather than rented.
     We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, and we have no requirement to raise capital at this time. However, we may choose to enhance our capitalization through future debt or equity financing should such capital become available on favorable terms. Future capital requirements will depend on many factors, including the rate of revenue growth, continued progress on improving gross margins, continued sale versus rental of a significant percentage of our System One equipment, the expansion of selling and marketing and research and development activities, the timing and extent of expansion into new geographies or territories, the timing of new product introductions and enhancement to existing products, the continuing market acceptance of products, the availability of credit, continued inflows of cash from exercises of stock options, whether certain incentive compensation programs are paid in cash or in equity, and the potential investments in, or acquisitions of, complementary businesses, services or technologies.
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

We have limited operating experience, a history of net losses and an accumulated deficit of $302.1 million at September 30, 2010. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred losses every quarter, and at September 30, 2010, we had an accumulated deficit of approximately $302.1 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, and significantly reduced cash used in operating activities, we cannot provide assurance that our cash flows from operating activities will continue to improve, or that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable. Our ability to become profitable depends principally upon implementing design and process improvements to lower the costs of manufacturing our products, obtaining better purchasing terms and prices, growing revenue, increasing reliability of our products, improving the management of our field equipment assets, achieving efficiencies in manufacturing and supply chain overhead costs, achieving efficiencies in the distribution of our products and achieving a sufficient scale of operations. Our ability to sustain positive cash flows in the near term depends upon these factors as well as other factors, including our ability to continue to sell rather than rent the majority of the System One equipment, the amount of cash received from the exercise of stock options and warrants and whether certain incentive compensation programs are paid in cash or equity.
Our customers in the System One and In-Center segment are highly consolidated, with concentrated buying power.
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Collectively, these entities provide treatment to approximately 60% of United States dialysis patients. Additionally, DaVita has certain dialysis supply purchase obligations to Gambro under a long-term preferred supplier agreement. Each of Fresenius and DaVita may choose to offer their dialysis patients only the dialysis equipment manufactured by them or their affiliates, to offer the equipment they contractually agreed to offer or to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets, and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita, and we have a growing percentage of our home market sales to Fresenius, which is now our second largest customer in the System One segment. However, we have no assurance that our sales to DaVita or Fresenius will continue to grow. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United States, will be more constrained without the presence of both of DaVita and Fresenius as customers for our System One and In-Center products. Further, given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either’s ordering or clinical practices could have a significant adverse impact on our home market revenues, especially in the near term.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for nearly half of In-Center segment revenues for the three and nine months ended September 30, 2010, and direct sales to DaVita accounted for approximately 33% of our System One segment revenues for both the three and nine months ended September 30, 2010. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term. Further, given the significance of DaVita as a customer, any change in DaVita’s ordering or clinical practices could have a significant impact on our revenues, especially in the near term.
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
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. Baxter has announced a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it hopes to commence clinical studies of DEKA’s new home hemodialysis system in 2011 and launch in international markets in 2011. Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, has also announced plans to develop its own home machine. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it would likely adversely affect our sales and growth. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
Our continued growth is dependent on our development and successful commercialization of new and improved products.
     Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological, regulatory or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. We cannot assure you that our developments will keep pace with the marketplace or that our new or improved products will adequately meet the requirements of the marketplace.

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
     We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. To the extent we fail to control our exchange rate risk, our gross margins and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs associated with sourcing and shipping goods internationally, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations, and health issues, such as pandemic disease risk, which could disrupt our manufacturing and logistical and import activities.
We currently rely upon Kawasumi, a third-party manufacturer, to manufacture a significant percentage of our blood tubing set products using our supplied components and all of our needles.
     Historically, we have relied upon a third-party manufacturer, Kawasumi, to manufacture a significant percentage of our blood tubing set products using our supplied components. Kawasumi has a strong history of manufacturing high-quality product for us. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2012, with opportunities to extend the term beyond that date. We cannot be certain that after the expiration of this agreement we would be able to manufacture independently the volume of products currently manufactured by Kawasumi, and therefore, whether we would have sufficient capacity to meet all of our customer demand, that we would be able to manufacture products at the same cost at which we currently purchase products from Kawasumi or that we could find a third party to supply blood tubing sets on favorable terms, if at all, the failure of any of which could impair our business. We also depend solely on Kawasumi for all of our finished goods needles. Kawasumi’s obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. In the event Kawasumi becomes unable, for whatever reason, to supply needles for us, the revenues and profitability of our business will be impaired.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center segment products through several distributors, which collectively accounted for substantially all of In-Center revenues for the three and nine months ended September 30, 2010, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2012. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
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
     We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. We also import into Mexico components and assemblies from Germany, Italy and Thailand. To a lesser, but increasing degree, our business also involves the export of finished goods from the United States to foreign countries. The import and export of these items are subject to extensive laws and regulations with which we will need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalised System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.
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
     Our products are medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearances necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications for our products. Presently, we are pursuing a nocturnal indication for the System One under an IDE study started in the first quarter of 2008. We recently completed the IDE study and have submitted the associated 510(k). We cannot provide assurance that this or other clearances or approvals will be forthcoming, or, if forthcoming, what the timing and expense of obtaining such clearances or approvals might be. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510k regulation has not changed, it is under review and based on comments made by FDA in public forums, changes are likely. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.
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
     The Medicare/Medicaid anti-kickback laws, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts and Vermont, impose an outright ban on gifts to physicians. These laws are often referred to as “gift ban” or “aggregate spend” laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, has been introduced in Congress each year for the past several years but has not yet been enacted. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs; we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If one of our sales representatives were to offer an inappropriate inducement to purchase our products to a customer, we could be subject to a claim under the Medicare/Medicaid anti-kickback laws or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable Medicare/Medicaid anti-kickback laws or similar state laws.
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
     We continue to develop new products and make improvements to existing products. As such, we and certain of our third-party manufacturers have limited manufacturing experience with certain of our products. We are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 49,105,809 shares of common stock outstanding as of September 30, 2010. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1%

of the number of shares then outstanding, which approximates 491,058 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.
     At September 30, 2010, subject to certain conditions, holders of an aggregate of approximately 24,280,888 shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.
     As of September 30, 2010, 9,569,044 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2010, 7,969,546 shares were subject to outstanding options, of which 4,338,074 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 38% of our outstanding common stock. David S. Utterberg and Credit Suisse each hold approximately 11% of our outstanding common stock. Although these numbers are lower than they have been historically, due to certain recent selling by larger affiliated stockholders, these stockholders, if acting together, may nevertheless still have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

November 4, 2010