Form 10-Q
period 2011-03-31
NxStage Medical, Inc.
filed 2011-05-04
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 54,292,032 shares of the registrant’s common stock outstanding as of the close of business on May 2, 2011.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,930	$104,339
Accounts receivable, net	14,796	14,107
Inventory	36,709	34,950
Prepaid expenses and other current assets	2,355	2,084

Total current assets	153,790	155,480
Property and equipment, net	11,382	8,290
Field equipment, net	13,710	13,660
Deferred cost of revenues	40,339	40,081
Intangible assets, net	24,712	25,412
Goodwill	42,698	42,698
Other assets	564	473

Total assets	$287,195	$286,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,037	$16,811
Accrued expenses	12,902	19,537
Current portion of long-term debt	31	43

Total current liabilities	33,970	36,391
Deferred revenues	55,967	55,366
Long-term debt	41,127	40,454
Other long-term liabilities	4,985	1,754

Total liabilities	136,049	133,965
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 54,678,198 and 54,043,317 shares issued as of March 31, 2011 and December 31, 2010, respectively	54	53
Additional paid-in capital	473,117	465,642
Accumulated deficit	(314,436)	(308,426)
Accumulated other comprehensive income	314	85
Treasury stock, at cost: 447,929 and 325,104 shares as of March 31, 2011 and December 31, 2010, respectively	(7,903)	(5,225)

Total stockholders’ equity	151,146	152,129

Total liabilities and stockholders’ equity	$287,195	$286,094

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenues	$50,564	$40,408
Cost of revenues	32,531	28,595

Gross profit	18,033	11,813

Operating expenses:
Selling and marketing	9,210	8,017
Research and development	3,717	3,035
Distribution	4,158	3,411
General and administrative	5,582	4,938

Total operating expenses	22,667	19,401

Loss from operations	(4,634)	(7,588)

Other expense:
Interest expense	(1,157)	(1,108)
Other expense, net	(26)	(117)

	(1,183)	(1,225)

Net loss before income taxes	(5,817)	(8,813)
Provision for income taxes	193	186

Net loss	$(6,010)	$(8,999)

Net loss per share, basic and diluted	$(0.11)	$(0.19)

Weighted-average shares outstanding, basic and diluted	53,423	46,971

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,010)	$(8,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,690	5,464
Stock-based compensation	3,414	2,892
Other	874	477
Changes in operating assets and liabilities:
Accounts receivable	(667)	(766)
Inventory	(6,671)	(6,654)
Prepaid expenses and other assets	(324)	(556)
Accounts payable	3,985	940
Accrued expenses and other liabilities	(3,887)	2,521
Deferred revenues	602	3,065

Net cash used in operating activities	(2,994)	(1,616)

Cash flows from investing activities:
Purchases of property and equipment	(623)	(225)

Net cash used in investing activities	(623)	(225)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	1,451	883
Purchase of treasury stock	(2,526)	(1,741)
Repayments on loans and lines of credit	(15)	(15)

Net cash used in financing activities	(1,090)	(873)

Foreign exchange effect on cash and cash equivalents	298	80

Decrease in cash and cash equivalents	(4,409)	(2,634)
Cash and cash equivalents, beginning of period	104,339	21,720

Cash and cash equivalents, end of period	$99,930	$19,086

Noncash Investing Activities
Transfers from inventory to field equipment	$4,595	$4,178

Transfers from field equipment to deferred cost of revenues	$2,942	$3,542

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, Europe, Canada and other select markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD, which we refer to as the in-center market. These products are cleared or approved for commercial sale in the United States, Europe, Canada and other select markets. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market, or home market, for the treatment of ESRD.
     Over the past several years we have improved our cash flows from operating activities and continue to work towards our long-term goal of positive cash flows from operating activities. However, we expect cash flows from operating activities in the near term to fluctuate between negative and positive on a quarterly basis, primarily due to changes in working capital. There can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross margins, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. The December 31, 2010 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
     The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
     We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     Certain agreements with distributors allow for product returns and credits. For shipment of product sold to distributors, revenue is recognized at the time of sale if a reasonable estimate of future returns or credit can be made. If a reasonable estimate of future returns or credit cannot be made, we recognize revenue using the “sell-through” method. Under the “sell-through” method, revenue and related costs of revenue is deferred until the final resale of such products to end customers.
     In addition to contractually determined volume discounts, in many agreements we offer rebates based on sales to specific end customers and discounts for early payment. Rebates and discounts are recorded as a reduction of sales and trade accounts receivable, based on our best estimate of the amount of probable future rebate or discount on current sales.
     We enter into multiple-element arrangements that may include a combination of equipment, related disposables and services. Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, as required, using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all revenue arrangements entered into or materially modified on or after January 1, 2011. The impact of adopting this amended guidance on our results of operations has been limited to products sold internationally through distributors in the System One segment, which revenue has not been significant in the current or historical periods. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance in ASU 2009-13 our revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer, and the consideration received is allocated among the separate units based on their respective selling price, and the applicable revenue recognition criteria are applied to each of the separate units.
     Under the amended guidance we determine selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
     We determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
     The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. The adoption of the amended guidance did not have a material impact on our revenues for the three months ended March 31, 2011.
System One Segment
     We derive revenue in the home market from the sales of hemodialysis therapy to customers in which the customer either purchases or rents the System One and/or PureFlow SL hardware and purchases a specified number of disposable products and service.
     For customers that purchase the System One and PureFlow SL hardware, in the home U.S. market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize fees received from equipment sale as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are deferred and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis upon delivery.
     Under the rental arrangements revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.
     Our sales arrangements with our international distributors are structured as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. However, under the previous guidance, for arrangements entered into prior to January 1, 2011 we determined that we could not account for the sale of equipment as a separate unit of accounting and, therefore, the fees received upon the completion of delivery of equipment were deferred and recognized as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment were amortized over the same expected period as the related revenue. Under the amended guidance, for arrangements entered into or materially modified on or after January 1, 2011, we will recognize revenues and related direct costs upon delivery in accordance with contract terms. Disposable product revenue is recognized on a monthly basis upon delivery under both the previous and amended guidance.
     In the critical care market, we structure sales of the System One and disposable products as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Certain of these arrangements provide for training, technical support and extended warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the service revenue is recognized ratably over the warranty period.
In-Center Segment
     Our In-Center segment sales are structured as direct product sales primarily through distributors, and we have no significant post delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Some of our distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing discounts at different volume tiers. Each agreement may be canceled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events.
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 25% and 23% of accounts receivable at March 31, 2011 and December 31, 2010 respectively.
Warranty Costs
     We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2010	$268
Provision	148
Usage	(129)

Balance at March 31, 2011	$287
3. Inventory
     Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Purchased components	$14,706	$14,928
Work in process	7,451	6,372
Finished goods	14,552	13,650

	$36,709	$34,950

4. Property and Equipment, Field Equipment and Deferred Cost of Revenues
     Accumulated depreciation on property and equipment was $12.9 million and $11.8 million at March 31, 2011 and December 31, 2010, respectively. Accumulated depreciation on field equipment was $30.3 million and $29.1 million at March 31, 2011 and December 31, 2010, respectively.
     In the first quarter of 2011, we recorded $3.1 million in fixed assets and other long-term liabilities related to our construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Kuraray Medical, or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated, due to our breach, insolvency or bankruptcy during the construction period, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction we are considered the owner of the new facility, for accounting purposes, and will therefore record its cost as construction-in-process and a corresponding liability for the construction cost funded by Asahi. The $3.1 million recorded in the first quarter of 2011 reflects the construction costs incurred to date in connection with this project.
5. Intangible Assets
     Accumulated amortization on intangible assets was $9.8 million and $9.1 million at March 31, 2011 and December 31, 2010.
6. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(6,010)	$(8,999)
Foreign currency translation gain (loss)	229	(8)

Comprehensive loss	$(5,781)	$(9,007)

7. Net Loss per Share
     Basic net loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
     The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	3,624	2,108
Restricted stock	731	723
Warrants to purchase common stock	1,174	776

Total	5,529	3,607

8. Segment Disclosures
     After an evaluation of the business activities regularly reviewed by our chief operating decision-maker for which separate discrete financial information is available, we determined that we have two reporting segments, System One and In-Center. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The profitability measure employed by us and our chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (loss), which consists of sales, less cost of sales, selling and marketing and distribution expenses.
     Our management measures are designed to assess performance of these operating segments excluding certain items. As a result, certain corporate expenses are excluded from the segment operating performance measures, including research and development expenses and general and administrative expenses, as they are managed centrally.
     Within the System One segment, we derive revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Within the System One segment, we sell a similar technology platform of the

System One with different features to the home and critical care markets. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally.
     Within the In-Center segment, we sell blood tubing sets and needles for hemodialysis and needles for apheresis primarily for the treatment of ESRD patients at dialysis centers. Nearly all In-Center products are sold through national distributors.
     Our reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended March 31, 2011
Revenues from external customers	$33,483	$17,081	$—	$50,564
Segment profit (loss)	2,513	2,152	(9,299)	(4,634)
Segment assets	88,252	17,302	181,641	287,195

Three Months Ended March 31, 2010
Revenues from external customers	$25,102	$15,306	$—	$40,408
Segment (loss) profit	(1,279)	1,664	(7,973)	(7,588)
Segment assets	79,461	15,552	101,447	196,460
     Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the United States.
     The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended March 31,
	2011	2010
Customer A	21%	23%
Customer B	13%	17%
Customer C	13%	14%
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	March 31,	December 31,
	2011	2010
Total segment assets	$105,554	$102,798
Corporate assets:
Cash and cash equivalents	99,930	104,339
Property and equipment, net	11,382	8,290
Intangible assets, net	24,712	25,412
Goodwill	42,698	42,698
Prepaid and other assets	2,919	2,557

Total assets	$287,195	$286,094

9. Income Taxes
     The provision for income taxes of $0.2 million for the three months ended March 31, 2011 and 2010, respectively, relates to the profitable operations of certain foreign entities.

10. Commitments and Contingencies
     Significant commitments and contingencies at March 31, 2011 are consistent with those discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
11. Stock-Based Compensation
Stock-based Compensation Expense
     The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$540	$460
Selling and marketing	1,330	1,011
Research and development	342	401
General and administrative	1,202	1,020

	$3,414	$2,892

12. Stockholders’ Equity
     We received 115,418 shares during the quarter ended March 31, 2011 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans and 7,407 shares that were surrendered in payment for the exercise of stock options. We received 174,757 shares during the quarter ended March 31, 2010 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans. The settlement of $2.8 million and $1.6 million during the first quarter of 2011 and 2010, respectively, of the Bonus Plan obligation in shares of our common stock represents a noncash financing activity.
13. Fair Value Measurements
     At March 31, 2011, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaids and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of our long-term debt approximates fair value at March 31, 2011. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2011, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products in the United States and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; whether and when we might achieve improvements to our gross margins and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study, and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
Introduction
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, Europe, Canada and other select markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD using more frequent, or “daily” hemodialysis.
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

Segment and Market Highlights
     Our customers in the System One segment are highly consolidated. Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to approximately 60% of United States dialysis patients. DaVita is our most significant customer for the System One segment. Sales to DaVita represented approximately 32% and 36% of our System One segment revenues for the three months ended March 31, 2011 and 2010, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. A growing percentage of our sales are to Fresenius, which is our second largest customer in the System One segment, with nearly all of those sales in the home market. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business will be negatively affected, at least in the near term.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 39% and 45% of our In-Center segment revenues during the three months ended March 31, 2011 and 2010, respectively. Our second largest distributor is Gambro Renal Products, Inc., or Gambro. Revenues from Gambro represented approximately 39% and 36% of our In-Center segment revenues during the three months ended March 31, 2011 and 2010, respectively.
     DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for the three months ended March 31, 2011 and 2010. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita.
     We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of March 31, 2011, we had $1.4 million and $0.5 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.4 million and $1.2 million during the three months ended March 31, 2011 and 2010, respectively, as a reduction of In-Center segment revenues and $0.3 million and $0.1 million, respectively, as a reduction of System One segment revenues in connection with rebates and discounts.
     As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest, over the same expected period as the related expected product revenues which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. The reduction of revenues recorded in connection with these warrants was not significant during the three months ended March 31, 2011.
Financial Performance
     During the three months ended March 31, 2011, we grew our revenues by 25% to $50.6 million from $40.4 million during the prior year comparable period, with growth occurring in each market: home, critical care and in-center. Home revenues drove the growth increasing $7.0 million, or 37% for the three months ended March 31, 2011 versus the prior year comparable period, due primarily to an increase in the number of patients prescribed to use and centers offering the System One. In 2011, we expect to see continued growth in our revenues, primarily driven by the System One segment as we further penetrate the markets, expand internationally, and leverage the annuity nature of our business.

     We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continue to improve gross profit as a percentage of revenues and cash flows from operating activities. Gross profit as a percentage of revenues increased to 36% for the three months ended March 31, 2011 from 29% for the prior year comparable period. The improvements in gross profit as a percentage of revenues were driven in meaningful part by lower product manufacturing and service costs, favorable foreign exchange rates and increased relative sales of higher margin products. While we expect to continue to improve gross profit as a percentage of revenues, these improvements may be offset in the short-term by unfavorable foreign exchange rates versus the U.S. dollar, higher transportation costs, higher costs for raw materials, higher relative sales of lower margin products and pricing strategies.
     Over the long-term, we expect to see continued improvements to our cash flows from operating activities, driven in meaningful part through continued improvement in our gross profit. However, in the near term, we expect cash flows from operating activities on a quarterly basis to fluctuate between negative and positive, primarily due to changes in working capital.
     We are encouraged by the improvements to our operating margins and are continuing to work hard toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and its timing and sustainability, depends principally upon continued improvements in gross margins, growing revenues, and leverage of our operating infrastructure including any investment in selling and marketing or research and development activities.
Comparison of the Three Months Ended March 31, 2011 and 2010
Revenues
     Our revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
System One segment
Home	$26,045	51%	$19,043	47%
Critical Care	7,438	15%	6,059	15%

Total System One segment	33,483	66%	25,102	62%
In-Center segment	17,081	34%	15,306	38%

Total	$50,564	100%	$40,408	100%

     The increase in revenues over the comparable prior year period was mainly attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate these markets.
     In the home market, revenues increased $7.0 million, or 37%, for the three months ended March 31, 2011, versus the prior year comparable period, primarily due to an increase in the number of patients prescribed to use and centers offering the System One and, to a lesser extent, the impact of adopting a new accounting standard which effected revenue recognition for sales to our international distributors. In the US we have increased both the average number of patients at existing centers and the number of total centers offering the System One, through new and existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $1.4 million, or 23%, for the three months ended March 31, 2011, versus the prior year comparable period, primarily due to increased sales of disposables from our growing number of System One equipment placed within hospitals. Future demand for our products and revenue growth in both the home and critical care markets is expected to remain strong as we further penetrate these markets, expand internationally and leverage the annuity nature of our business. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected, at least in the near term.
     In-Center segment revenues increased $1.8 million, or 12%, for the three months ended March 31, 2011, versus the prior year comparable period, due to higher sales volumes of our blood tubing sets, primarily Streamline, due to increased end user demand and changes in distributor inventory levels. While quarterly revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
System One segment	$13,921	42%	$8,640	34%
In-Center segment	4,112	24%	3,173	21%

Gross profit	$18,033	36%	$11,813	29%

     Gross profit increased $6.2 million, or 53%, for the three months ended March 31, 2011, versus the prior year comparable period, driven in large part by the System One segment. Gross profit for the System One segment increased $5.3 million, or 61%, for the three months ended March 31, 2011, versus the prior year comparable period, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was attributable to several factors, including, lower product manufacturing and service costs driven by continued leveraging of our manufacturing infrastructure, certain costs saving initiatives and improvements in product design and reliability, favorable impact of changes in foreign currency exchange rates, increased relative sales of higher margin products, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years during the fourth quarter of 2010.
     Gross profit for the In-Center segment increased $0.9 million, or 30%, for the three months ended March 31, 2011, versus the prior year comparable period, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was primarily attributable to the increased relative sales of higher margin products and favorable impact of changes in foreign currency exchange rates.
     We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than our current products. Second, we anticipate that increased sales volume, rationalization of our supply chain and realization of economies of scale will lead to better purchasing terms and prices and efficiencies in manufacturing and supply chain overhead costs. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations will be achieved or the timing of achievement with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for four general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we may incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities. Finally, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues.
Selling and Marketing
     Our selling and marketing expenses and selling and marketing as a percent of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
System One segment	$7,896	24%	$6,909	28%
In-Center segment	1,314	8%	1,108	7%

Total Selling and marketing	$9,210	18%	$8,017	20%

     Selling and marketing expenses increased $1.2 million, or 15%, for the three months ended March 31, 2011, versus the prior year comparable period, primarily due to increased personnel and personnel-related costs, including non-cash stock-based compensation expenses, and increased spending due to expanded marketing programs within both segments. Selling and marketing expenses for the System One segment decreased as a percentage of revenues due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained relatively consistent as a percentage of revenues, increasing slightly, as we broaden our marketing programs. We anticipate that selling and marketing expenses will continue to increase in absolute dollars but continue to decline as a percentage of revenues as we broaden our marketing initiatives to increase public awareness of the System One in the home market and to support growth in international markets.
Research and Development
     Our research and development expenses and research and development as a percent of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
Research and development	$3,717	7%	$3,035	8%
     Research and development expenses increased $0.7 million, or 22%, for the three months ended March 31, 2011, versus the prior year comparable period but decreased as a percentage of revenues. The increase in research and development expenses in absolute dollars was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenues as we seek to further develop and enhance our System One and related products.
Distribution
     Our distribution expenses and distribution as a percent of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
System One segment	$3,512	10%	$3,010	12%
In-Center segment	646	4%	401	3%

Total Distribution	$4,158	8%	$3,411	8%

     Distribution expenses increased $0.7 million, or 22%, for the three months ended March 31, 2011, versus the prior year comparable period due to increased business volumes. Distribution expenses for the System One segment decreased as a percentage of revenues, due primarily to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and efficiencies in our distribution network. Distribution expenses for the In-Center segment increased slightly as a percentage of revenues, due primarily to increased delivery costs for certain products shipped from our international manufacturing locations to our customers. We expect that distribution expenses in absolute dollars will increase driven in large part by volume along with increased prices from carriers and changes in fuel prices but, overall, we expect distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment.
General and Administrative
     Our general and administrative expenses and general and administrative as a percent of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
General and administrative	$5,582	11%	$4,938	12%
     General and administrative expenses increased $0.6 million, or 13%, for the three months ended March 31, 2011, versus the prior year comparable period, but decreased as a percentage of revenues. The increase in general and administrative expenses in absolute dollars was primarily the result of increased personnel and personnel-related costs, including non-cash stock-based compensation expenses and other infrastructure related costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.

Other Expense
     Interest expense increased 4% for the three months ended March 31, 2011, versus the prior year comparable period, due primarily to fees and amortization of debt issuance costs associated with our loan and security agreement with Silicon Valley Bank, or SVB, which was entered into in March 2010. We have no debt outstanding under this facility.
     The change in other expense during both periods is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.2 million for the three months ended March 31, 2011 and 2010, respectively, relates to the profitable operations of certain of our foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of March 31, 2011, our accumulated deficit was $314.4 million and we had cash and cash equivalents of $99.9 million and working capital of $119.8 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues.
     Over the past several years we have improved our cash flows from operating activities and continue to work towards our long-term goal of positive cash flows from operating activities. However, we expect cash flows from operating activities in the near term to fluctuate between negative and positive on a quarterly basis, primarily due to changes in working capital. There can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross margins, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.
     Historically, our business was fairly capital intensive due to the manner in which we placed our System One equipment in the home market. However, over the past several years there has been an increase in the number of customers who choose to purchase rather than rent their System One equipment which has been important to our historical cash flow improvements. Shifting our customers to an equipment purchase versus rental model allows us to recover the cost of our products upon initial sale rather than over an extended period of time, thereby reducing our working capital requirements. A number of our home market customers, including DaVita, have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. While currently approximately 70% of patients use purchased rather than rented System One equipment, there can be no assurance that we will be able to continue to expand or sustain the percentage of our equipment placements that are purchased rather than rented.
     Another important factor that has affected our historical improvements in our cash flows is our effective management of our field equipment assets, including those rented by customers and our “service pool” equipment which is equipment owned and maintained by us that is swapped for equipment that needs repair or maintenance while being owned or rented by our customers. Any excess equipment, unused equipment or material defects or write-offs of equipment would negatively impact our working capital requirements.
     We have two material debt instruments: the term loan and security agreement with Asahi and the loan and security agreement with SVB.
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
     The term loan and security agreement with Asahi includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. At March 31, 2011, we were in compliance with these covenants. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to the rights of SVB’s senior security interest. Any of these remedies would likely have a material adverse effect on our business.
     We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional debt at market interest rates. In March 2010, we entered into a loan and security agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement was amended in March 2011 to reduce the interest rate on borrowings, fees on unused revolving line and monthly reporting requirements. The agreement is secured by all or substantially all of our assets. In connection with the agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the agreement with SVB. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At March 31, 2011, we were in compliance with the covenants, there were no outstanding borrowings and we had nearly all of the $15.0 million credit commitment available for borrowing.
     We have begun construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated, due to our breach, insolvency or bankruptcy during the construction period, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction we are considered the owner of the new facility, for accounting purposes, and will therefore record its cost as construction-in-process and a corresponding liability for the construction cost funded by Asahi. The $3.1 million recorded in fixed assets and other long-term liabilities in the first quarter of 2011 reflects the construction costs incurred to date in connection with this project.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million as other long-term liabilities at March 31, 2011 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2011 or 2010.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(2,994)	$(1,616)
Net cash used in investing activities	(623)	(225)
Net cash used in financing activities	(1,090)	(873)
Effect of exchange rate changes on cash	298	80

Net cash flow	$(4,409)	$(2,634)

     Net Cash Used in Operating Activities. Net cash used in operating activities increased by $1.4 million during the three months ended March 31, 2011, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense was a positive $4.0 million during the three months ended March 31, 2011 versus a negative $0.2 million for the prior year comparable period. This improvement in cash flows was offset by an increase in working capital requirements partially driven by a $4.3 million one-time customer prepayment on first quarter 2011 orders received by us during the fourth quarter of 2010. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $2.5 million to $0.6 million during the three months ended March 31, 2011 versus $3.1 million for the prior year comparable period, due to lower sales of previously rented equipment, the change in accounting for equipment sales to our international distributors and an increase in amortization of deferred revenues into revenues. During the three months ended March 31, 2011 and 2010, we recognized $3.7 million and $2.3 million, respectively, of deferred revenues into revenues.
     Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $0.4 million during the three months ended March 31, 2011 versus the prior year comparable period, to support the growing number of patients using the System One. Non-cash transfers from field equipment to deferred costs of revenues decreased $0.6 million during the three months ended March 31, 2011 versus the prior year comparable period. This activity represents the cost of purchased System One equipment versus rented equipment and is subject to fluctuation based on the purchasing patterns of our customers.

     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements to our facilities, research and development and information technology.
     Net Cash Used in Financing Activities. During the three months ended March 31, 2011 and 2010 we received $1.5 million and $0.9 million, respectively, of proceeds from stock option and stock purchase plans due to an increase in the number of stock options exercised. This cash inflow was offset by $2.5 million and $1.7 million during the three months ended March 31, 2011 and 2010, respectively, of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.
     Significant commitments and contingencies at March 31, 2011 are consistent with those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     The accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results are described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our financial statements.
Revenue Recognition
     We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
     Certain agreements with distributors allow for product returns and credits. For shipment of product sold to distributors, revenue is recognized at the time of sale if a reasonable estimate of future returns or credit can be made. If a reasonable estimate of future returns or credit cannot be made, we recognize revenue using the “sell-through” method. Under the “sell-through” method, revenue and related costs of revenue is deferred until the final resale of such products to end customers.
     In addition to contractually determined volume discounts, in many agreements we offer rebates based on sales to specific end customers and discounts for early payment. Rebates and discounts are recorded as a reduction of sales and trade accounts receivable, based on our best estimate of the amount of probable future rebate or discount on current sales.
     We enter into multiple-element arrangements that may include a combination of equipment, related disposables and services. Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, as required, using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all revenue arrangements entered into or materially modified on or after January 1, 2011. The impact of adopting this amended guidance on our results of operations has been limited to products sold internationally through distributors in the System One segment, which revenue has not been significant in the current or historical periods. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance in ASU 2009-13 our revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer, and the consideration received is allocated among the separate units based on their respective selling price, and the applicable revenue recognition criteria are applied to each of the separate units.
     Under the amended guidance we determine selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

     We determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
     The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery.
System One Segment
     We derive revenue in the home market from the sales of hemodialysis therapy to customers in which the customer either purchases or rents the System One and/or PureFlow SL hardware and purchases a specified number of disposable products and service.
     For customers that purchase the System One and PureFlow SL hardware, in the home U.S. market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize fees received from equipment sale as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are deferred and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis upon delivery.
     Under the rental arrangements revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.
     Our sales arrangements with our international distributors are structured as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. However, under the previous guidance, for arrangements entered into prior to January 1, 2011 we determined that we could not account for the sale of equipment as a separate unit of accounting and, therefore, the fees received upon the completion of delivery of equipment were deferred and recognized as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment were amortized over the same expected period as the related revenue. Under the amended guidance, for arrangements entered into or materially modified on or after January 1, 2011, we will recognize revenues and related direct costs upon delivery in accordance with contract terms. Disposable product revenue is recognized on a monthly basis upon delivery under both the previous and amended guidance.
     In the critical care market, we structure sales of the System One and disposable products as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Certain of these arrangements provide for training, technical support and extended warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the service revenue is recognized ratably over the warranty period.
In-Center Segment
     Our In-Center segment sales are structured as direct product sales primarily through distributors, and we have no significant post delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Some of our distribution contracts for the In-Center segment contain minimum volume commitments with negotiated pricing discounts at different volume tiers. Each agreement may be canceled upon a material breach, subject to certain curing rights, and in many instances minimum volume commitments can be reduced or eliminated upon certain events.
Recent Accounting Pronouncements
     A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2010.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     CMS published, on August 12, 2010, the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis, and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which payed facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. The prospective payment system still limits the number of hemodialysis treatments paid by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Although a stated goal of the prospective payment system is to encourage home dialysis, and the inclusion of drugs into the prospective rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, it is not possible at this time to determine what impact the new payment system or healthcare legislation will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
We have limited operating experience, a history of net losses and an accumulated deficit of $314.4 million at March 31, 2011. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred negative operating margins and losses every quarter. At March 31, 2011, we had an accumulated deficit of approximately $314.4 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.
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
     Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. On February 18, 2011 we learned that Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy in February 2011. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its recently cleared home hemodialysis system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets, and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita, and we have a growing percentage of our home market sales to Fresenius, which is our second largest customer in the System One segment. However, we have no assurance that our sales to DaVita or Fresenius will continue to grow, and we cannot predict what impact Fresenius’ recently cleared home hemodialysis system will have on our sales to Fresenius in the home market, or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either’s ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three months ended March 31, 2011, and direct sales to DaVita accounted for approximately 32% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.
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
     On March 10, 2010, we entered into an agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement is secured by all or substantially all of our assets. In connection with this agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in our agreement with SVB. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

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
     In the home market, we have to convince four distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses and patients, that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince all of these constituencies, but to a lesser degree, patients, that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies uses different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:
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
Our business and results of operations may be negatively impacted by general economic and financial market conditions, including fluctuations in foreign exchange rates, and such conditions may increase other risks that affect our business.
     Global macro economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, there is no assurance that future economic changes or global uncertainties would not negatively impact our business, especially the manner and pace in which we sell equipment in the System One segment or delay equipment placements. Hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Further, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.
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
     The reduction of revenues recorded in connection with these warrants was not significant during the three months ended March 31, 2011, based on our assumptions regarding what tiered level of warrant discounts DaVita is expected to earn. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.
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
If we are unable to maintain strong product reliability for our products, our ability to maintain or grow our business and achieve profitability could be impaired. Transition of supply or manufacturing locations of products can also lead to product quality and reliability issues which could impair our ability to maintain or grow our business and achieve profitability.
     Product reliability issues associated with any of our product lines could lead to decreases in customer satisfaction and our ability to grow or maintain our revenues and could negatively impact our reputation. Further, any unfavorable changes in product reliability would result in increased service and distribution costs which negatively impacts our gross profit and increases our working capital requirements. We continue to work to maintain strong product reliability for all products. If we are unable to maintain strong product reliability for our existing products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.
     We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are also more exposed to risks relating to product quality and reliability until the manufacturing processes mature. We are currently working to transition more of our bloodline supply from Kawasumi to our manufacturing facility in Mexico. This transition could expose us to product quality and reliability issues. Like all transitions of this nature, it could also lead us to incur additional costs in the short term, which would negatively impact our gross profits in the short term.
We have a significant amount of System One field equipment and our inability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
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
     Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time and disruption. In the case of Membrana, for fiber, we are contractually prevented from obtaining an alternative source of fiber for our System One products. Our relationship with Asahi could afford us back-up supply in the event of an inability to supply by Membrana, however, switching to Asahi fiber at this time would likely entail significant delays and difficulties. We do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States. Additionally, the performance of Asahi fiber in our System One has not yet been validated. We purchase the majority of our finished goods of ReadySet blood tubing sets and all of our needles from Kawasumi. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in January 2012, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles and blood tubing sets to us is, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle or blood tubing set supply to meet the demands of our customers. We maintain a limited extra supply of needles to mitigate against the risk of any intermittent shortfalls in needle supply, and we have the ability to manufacture additional blood tubing sets at our manufacturing facility in Tijuana, Mexico. We are presently working to transition the manufacture of more blood tubing sets to our Tijuana facility, however, there is no assurance that this transition will be completed quickly and without creating any short term product quality or reliability issues. At least in the near term, there can be no assurance that we will not experience any interruption in needle or blood tubing set supply or that such an interruption would not impair our business.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center segment products through several distributors, which collectively accounted for substantially all of In-Center revenues during the three months ended March 31, 2011 and 2010, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2012. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the United States dialysis services industry, with Fresenius and DaVita collectively controlling approximately 60% of the United States dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our current In-Center segment products or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
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
     Our products are medical devices subject to extensive regulation in the United States, and in foreign markets we may wish to enter. To market medical devices in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, we recently completed an approval IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study. Nevertheless, the FDA notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approval IDE. We continue to discuss with the FDA what the pathway to clearance for our product should be, and are evaluating our next steps. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance that this or other clearances or approvals might be obtained. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse affect on our ability to sell and promote our products and our business as a whole.
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
     Historically, we have not sold or marketed the System One outside the United States and Canada. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products outside of the United States. We are currently selling the System One in Europe and the Middle East, and expect commercial sales in Australia and New Zealand in the near term. We are assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada, Europe and selected other geographies . However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in other markets outside the United States, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.
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
     Presently, our marketing efforts have been confined nearly exclusively to the United States. We have had limited activities in Canada and other select geographies with our System One and with our In-Center products sold through distributors. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.
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
     Our wholly-owned subsidiary in Italy has a national labor contract with Contratto collettivo nazionale di lavoro per gli addetti all’industria della gomma cavi elettrici ed affini e all’industria delle materie plastiche, and our wholly-owned subsidiary in Mexico has entered into a collective bargaining agreement with a Union named Mexico Moderno de Trabajadores de la Baja California C.R.O.C. We have not to date experienced strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or in Italy, anti-union behavior, however we cannot guarantee that we will not be subject to such activity in the future. Any such activities would likely cause production delays, and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer. Additionally, some of our key single source suppliers have labor agreements. We cannot guarantee that we will not have future disruptions, which could adversely affect our reputation and cause our business and operating results to suffer.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 54,230,269 shares of common stock outstanding as of March 31, 2011. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 542,303 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.
     At March 31, 2011, subject to certain conditions, holders of an aggregate of approximately 9 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.
     As of March 31, 2011, 6,400,478 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2011, 5,991,199 shares were subject to outstanding options, of which 3,843,378 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 35% of our outstanding common stock. David S. Utterberg holds approximately 10% and Gilder, Gagnon, Howe and Co. LLC holds approximately 8% of our outstanding common stock. Although these numbers are lower than they have been historically, due to certain recent selling by larger affiliated stockholders, these stockholders, if acting together, may nevertheless still have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 6. Exhibits

Exhibit
Number

*10.32	Employment Agreement dated April 25, 2011 between Registrant and Michael Miller, Jr.

*10.33	Amendment, dated as of March 29, 2011, to the Loan and Security Agreement, dated March 10, 2010, by and among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewidth.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

May 4, 2011