Form 10-Q
period 2011-06-30
NxStage Medical, Inc.
filed 2011-08-03
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 54,773,880 shares of the registrant’s common stock outstanding as of the close of business on July 29, 2011.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION	25
Item 1A. Risk Factors	25
Item 5. Other Information	43
Item 6. Exhibits	43
SIGNATURES	45
EX-10.33
EX-10.34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,426	$104,339
Accounts receivable, net	15,889	14,107
Inventory	39,213	34,950
Prepaid expenses and other current assets	2,475	2,084

Total current assets	158,003	155,480
Property and equipment, net	12,540	8,290
Field equipment, net	13,036	13,660
Deferred cost of revenues	40,458	40,081
Intangible assets, net	24,013	25,412
Goodwill	42,698	42,698
Other assets	675	473

Total assets	$291,423	$286,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,620	$16,811
Accrued expenses	14,201	19,537
Current portion of long-term debt	16	43

Total current liabilities	36,837	36,391
Deferred revenues	55,995	55,366
Long-term debt	41,818	40,454
Other long-term liabilities	5,639	1,754

Total liabilities	140,289	133,965
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 55,172,136 and 54,043,317 shares issued as of June 30, 2011 and December 31, 2010, respectively	55	53
Additional paid-in capital	479,186	465,642
Accumulated deficit	(319,986)	(308,426)
Accumulated other comprehensive income	395	85
Treasury stock, at cost: 480,923 and 325,104 shares as of June 30, 2011 and December 31, 2010, respectively	(8,516)	(5,225)

Total stockholders’ equity	151,134	152,129

Total liabilities and stockholders’ equity	$291,423	$286,094

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$53,768	$44,008	$104,332	$84,416
Cost of revenues	34,903	30,246	67,434	58,841

Gross profit	18,865	13,762	36,898	25,575

Operating expenses:
Selling and marketing	9,369	8,565	18,579	16,582
Research and development	3,589	3,202	7,306	6,237
Distribution	4,431	3,632	8,589	7,043
General and administrative	5,460	5,643	11,042	10,581

Total operating expenses	22,849	21,042	45,516	40,443

Loss from operations	(3,984)	(7,280)	(8,618)	(14,868)

Other expense:
Interest expense	(1,170)	(1,148)	(2,327)	(2,256)
Other (expense) income, net	(170)	330	(196)	213

	(1,340)	(818)	(2,523)	(2,043)

Net loss before income taxes	(5,324)	(8,098)	(11,141)	(16,911)
Provision for income taxes	226	158	419	344

Net loss	$(5,550)	$(8,256)	$(11,560)	$(17,255)

Net loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.22)	$(0.37)

Weighted-average shares outstanding, basic and diluted	54,014	47,492	53,716	47,228

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,560)	$(17,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,459	11,077
Stock-based compensation	6,701	6,875
Other	1,737	1,128
Changes in operating assets and liabilities:
Accounts receivable	(1,753)	(527)
Inventory	(13,363)	(13,327)
Prepaid expenses and other assets	(546)	(404)
Accounts payable	5,471	(399)
Accrued expenses and other liabilities	(2,446)	3,060
Deferred revenues	629	8,745

Net cash used in operating activities	(3,671)	(1,027)

Cash flows from investing activities:
Purchases of property and equipment	(1,999)	(457)

Net cash used in investing activities	(1,999)	(457)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	3,898	2,140
Purchase of treasury stock	(2,533)	(1,741)
Repayments on loans and lines of credit	(31)	(28)

Net cash provided by financing activities	1,334	371

Foreign exchange effect on cash and cash equivalents	423	(562)

Decrease in cash and cash equivalents	(3,913)	(1,675)
Cash and cash equivalents, beginning of period	104,339	21,720

Cash and cash equivalents, end of period	$100,426	$20,045

Noncash Investing Activities
Transfers from inventory to field equipment	$8,421	$9,625

Transfers from field equipment to deferred cost of revenues	$5,874	$10,203

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, Europe, Canada and other select markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the United States, Europe, Canada and other select markets. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.
     Over the past several years we have improved our cash flows from operating activities and continue to work towards our long-term goal of sustained positive cash flows from operating activities. However, we expect cash flows from operating activities in the near term to fluctuate between negative and positive on a quarterly basis, primarily due to changes in working capital. There can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profits, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.
Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. The December 31, 2010 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Under the amended guidance we determine selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
     We determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
     The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. The adoption of the amended guidance did not have a material impact on our revenues for the three and six months ended June 30, 2011.
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
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 25% and 23% of accounts receivable at June 30, 2011 and December 31, 2010, respectively.
Warranty Costs
     We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2010	$268
Provision	362
Usage	(265)

Balance at June 30, 2011	$365
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, Comprehensive Income (Topic 220). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does it affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for us for fiscal years and interim periods within those years beginning January 1, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.
     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for our annual and interim reporting periods beginning on January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.
3. Inventory

     Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Purchased components	$14,230	$14,928
Work in process	10,229	6,372
Finished goods	14,754	13,650

	$39,213	$34,950

4. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $13.8 million and $11.8 million at June 30, 2011 and December 31, 2010, respectively. Accumulated depreciation on field equipment was $31.4 million and $29.1 million at June 30, 2011 and December 31, 2010, respectively.
     At June 30, 2011, we had $3.7 million recorded in fixed assets and other long-term liabilities related to our construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Kuraray Medical, or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated, due to our breach, insolvency or bankruptcy during the construction period, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction we are considered the owner of the new facility, for accounting purposes, and will therefore record its cost as construction-in-process and a corresponding liability for the construction cost funded by Asahi. The $3.7 million recorded at June 30, 2011 reflects the construction costs incurred to date in connection with this project.
5. Intangible Assets
     Accumulated amortization on intangible assets was $10.5 million and $9.1 million at June 30, 2011 and December 31, 2010, respectively.
6. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(5,550)	$(8,256)	$(11,560)	$(17,255)
Foreign currency translation gain (loss)	81	(569)	310	(577)

Comprehensive loss	$(5,469)	$(8,825)	$(11,250)	$(17,832)

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

     The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase common stock	3,171	2,895	3,405	2,554
Restricted stock	772	723	738	697
Warrants to purchase common stock	1,215	941	1,242	827

Total	5,158	4,559	5,385	4,078

8. Segment Disclosures
     After an evaluation of the business activities regularly reviewed by our chief operating decision maker for which separate discrete financial information is available, we determined that we have two reporting segments, System One and In-Center. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The profitability measure employed by us and our chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.
     Our management measures are designed to assess performance of these operating segments, excluding certain items. As a result, certain corporate expenses are excluded from the segment operating performance measures, including research and development expenses and general and administrative expenses, as they are managed centrally.
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
     Within the In-Center segment, we sell blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.
     Our reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended June 30, 2011
Revenues from external customers	$35,604	$18,164	$—	$53,768
Segment profit (loss)	3,174	1,891	(9,049)	(3,984)
Segment assets	89,609	18,987	182,827	291,423

Three Months Ended June 30, 2010
Revenues from external customers	$27,467	$16,541	$—	$44,008
Segment (loss) profit	(810)	2,375	(8,845)	(7,280)
Segment assets	82,554	14,204	100,624	197,382

Six Months Ended June 30, 2011
Revenues from external customers	$69,087	$35,245	$—	$104,332
Segment profit (loss)	5,687	4,043	(18,348)	(8,618)
Segment assets	89,609	18,987	182,827	291,423

Six Months Ended June 30, 2010
Revenues from external customers	$52,569	$31,847	$—	$84,416
Segment (loss) profit	(2,089)	4,039	(16,818)	(14,868)
Segment assets	82,554	14,204	100,624	197,382
     Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the United States.
     The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Customer A	21%	22%	21%	22%
Customer B	13%	17%	13%	17%
Customer C	14%	13%	13%	13%
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	June 30,	December 31,
	2011	2010
Total segment assets	$108,596	$102,798
Corporate assets:
Cash and cash equivalents	100,426	104,339
Property and equipment, net	12,540	8,290
Intangible assets, net	24,013	25,412
Goodwill	42,698	42,698
Prepaid expenses and other assets	3,150	2,557

Total assets	$291,423	$286,094

9. Income Taxes
     The provision for income taxes of $0.2 million for the three months ended June 30, 2011 and 2010, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, relates to the profitable operations of certain foreign entities.
10. Commitments and Contingencies
     In June 2011, we entered into a new lease agreement with 350 Riverwalk LLC. The lease is for a new corporate headquarters to be located in Lawrence, MA. The term of the lease will begin on or before June 1, 2012 and continue for an initial term of eleven years with an early termination provision after seven years, subject to certain terms and conditions. We have two, five year options to extend this lease on substantially the same terms and at rent equal to ninety-five percent of the then fair market value. In addition, we are responsible for the real estate taxes and operating expenses related to this facility. The landlord is providing us a $4.3 million tenant improvement allowance pursuant to the agreement. The future minimum annual rental payments under this agreement are estimated to be $0.8 million, $1.2 million, $1.4 million and $1.6 million, during 2012, 2013, 2014 and 2015, respectively, and $14.6 million thereafter.
     Other significant commitments and contingencies at June 30, 2011 are consistent with those discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
11. Stock-Based Compensation
Stock-based Compensation Expense
     The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$494	$555	$1,034	$1,015
Selling and marketing	1,300	1,470	2,630	2,481
Research and development	324	630	666	1,031
General and administrative	1,169	1,328	2,371	2,348

	$3,287	$3,983	$6,701	$6,875

Stock Options and Restricted Stock Units
     The Company granted options to purchase 398,369 and 204,000 shares of common stock during the three months ended June 30, 2011 and 2010, respectively, and options to purchase 473,395 and 1,300,300 shares of common stock during the six months ended June 30, 2011 and 2010, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010 was $11.22 and $5.52 per option, respectively.
     The Company awarded 102,239 restricted stock units during the three months ended June 30, 2011. The restricted stock units vest based on continued employment over a period of two or four years. The weighted-average fair value of restricted stock units granted during the six months ended June 30, 2011 was $18.94 per unit.
Performance Based Plans
     In May 2011, the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the Company’s 2011 Performance Share Plan in which it committed to grant up to 285,670 restricted stock units to certain employees and executive officers based on the achievement of certain Company financial performance metrics for the year ending December 31, 2011. The restricted stock units, if awarded, vest over a requisite service period of three years. Further, in March 2011, the Compensation Committee approved the Company’s 2011 Corporate Bonus Plan. Payout under the 2011 Corporate Bonus Plan will be based on individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2011 and will be paid in shares of the Company’s common stock, or in cash, at the discretion of the Compensation Committee. The estimated payout under the 2011 Corporate Bonus Plan is being recognized as compensation expense during 2011, with nearly all of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.
12. Stockholders’ Equity
     We received 115,418 and 174,757 shares during March 31, 2011 and 2010, respectively, that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans. We received 40,401 shares that were surrendered in payment for the exercise of stock options through the six months ended June 30, 2011. The settlement of $2.8 million and $1.6 million during the first quarter of 2011 and 2010, respectively, of the Company’s 2010 Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.
13. Fair Value Measurements
     At June 30, 2011, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of our long-term debt approximates fair value at June 30, 2011. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and six months ended June 30, 2011, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our business, operations and financial condition, including statements with respect to the market adoption of our products in the United States and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; whether and when we might achieve improvements to our gross profit as a percentage of revenues and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study, and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
Introduction
     We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, Europe, Canada and other select markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the United States Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the United States, Europe, Canada and other select markets. We believe our largest future product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.
     We report the results of our operations in two segments: System One and In-Center. We distribute our products in three markets: home, critical care and in-center. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis, which is referred to as the in-center market.

Segment and Market Highlights
     Our customers in the System One segment are highly consolidated. Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to over 60% of United States dialysis patients. DaVita is our most significant customer for the System One segment. Sales to DaVita represented approximately 31% and 35% of our System One segment revenues for both the three and six months ended June 30, 2011 and 2010, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. A growing percentage of our sales are to Fresenius, which is our second largest customer in the System One segment, with nearly all of those sales in the home market. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 38% and 45% of our In-Center segment revenues during both the three and six months ended June 30, 2011 and 2010, respectively. Our other largest distributor is Gambro Renal Products, Inc., or Gambro. Revenues from Gambro represented approximately 40% and 35% of our In-Center segment revenues during both the three and six months ended June 30, 2011 and 2010, respectively.
     DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2011 and 2010. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita.
     We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of June 30, 2011, we had $1.5 million and $0.6 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.6 million and $1.2 million during the three months ended June 30, 2011 and 2010, respectively, and $3.0 million during both the six months ended June 30, 2011 and 2010 as a reduction of In-Center segment revenues in connection with rebates and discounts. For the System One segment, we recorded $0.5 million and $0.1 million during the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.2 million during the six months ended June 30, 2011 and 2010, respectively, in connection with rebates and discounts.
     As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest, over the same expected period as the related expected product revenues which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock. The reduction of revenues recorded in connection with these warrants was not significant during the three or six months ended June 30, 2011.
Financial Performance
     During the three months ended June 30, 2011, we grew our revenues by 22% to $53.8 million and during the six months ended June 30, 2011 we grew our revenues by 24% to $104.3 million, with growth occurring in each market: home, critical care and in-center. Home revenues drove the growth, increasing $6.2 million, or 30%, and $13.2 million, or 33%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable period, due primarily to an increase in the number of patients prescribed to use and centers offering the System One, including the continued adoption of System One internationally. In 2011, we expect to see continued growth in our revenues, primarily driven by the System One segment as we further penetrate the markets, and expand internationally.
     We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we have made improvements to gross profit as a percentage of revenues. Gross profit as a percentage of revenues increased to 35% for the three and six months ended June 30, 2011 from 31% and 30% for the prior year comparable periods. The improvement in gross profit as a percentage of revenues for both periods was mainly attributable to lower product and service costs, partially offset by unfavorable foreign exchange rates versus the U.S. dollar and costs incurred by our In-Center segment related to the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term by unfavorable foreign exchange rates versus the U.S. dollar and costs to transition certain blood tubing sets from a contract manufacturer to our own manufacturing facility.
     Over the long-term, we expect to see continued improvements to our cash flows from operating activities, driven in meaningful part through continued improvement in our gross profit. However, in the near term, we expect cash flows from operating activities on a quarterly basis to fluctuate between negative and positive, primarily due to changes in working capital.
     We are encouraged by the improvements to our operating margins and are continuing to work hard toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and its timing and sustainability, depends principally upon continued improvements in gross profit, growing revenues, and leverage of our operating infrastructure including any investment in selling and marketing or research and development activities.
Comparison of the Three and Six Months Ended June 30, 2011 and 2010
Revenues
     Our revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
System One segment
Home	$27,013	50%	$20,815	47%	$53,058	51%	$39,858	47%
Critical Care	8,591	16%	6,652	15%	16,029	15%	12,711	15%

Total System One segment	35,604	66%	27,467	62%	69,087	66%	52,569	62%
In-Center segment	18,164	34%	16,541	38%	35,245	34%	31,847	38%

Total	$53,768	100%	$44,008	100%	$104,332	100%	$84,416	100%

     The increase in revenues over the comparable prior year periods was mainly attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate these markets, including the continued adoption of the System One internationally.
     In the home market, revenues increased $6.2 million, or 30%, and $13.2 million, or 33%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, primarily due to an increase in the number of patients prescribed to use and centers offering the System One and, to a lesser extent, the impact of adopting a new accounting standard which effected revenue recognition for sales to our international distributors. In the U.S. we have increased both the average number of patients at existing centers and the number of total centers offering the System One, through new and existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $1.9 million, or 29%, and $3.3 million, or 26%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, due to increased sales of disposables from our growing number of System One equipment placed within hospitals and increased sales of our System One equipment. Future demand for our products and revenue growth in both the home and critical care markets is expected to remain strong as we further penetrate these markets, and expand internationally, and leverage the annuity nature of our business. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.
     In-Center segment revenues increased $1.6 million, or 10%, and $3.4 million, or 11%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, due to higher sales volumes of our blood tubing sets, primarily Streamline, due to increased end user demand and changes in distributor inventory levels. While quarterly revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation, especially in the near term, due to the transition of our major distributors and customers to our next generation Streamline blood tubing set and, longer-term, as a result of increased competition and variations in inventory management policies with both our distributors and end users.
Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
System One segment	$15,018	42%	$9,756	36%	$28,939	42%	$18,395	35%
In-Center segment	3,847	21%	4,006	24%	7,959	23%	7,180	23%

Gross profit	$18,865	35%	$13,762	31%	$36,898	35%	$25,575	30%

     Gross profit increased $5.1 million, or 37%, and $11.3 million, or 44%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, driven in large part by the System One segment. Gross profit for the System One segment increased $5.3 million, or 54%, and $10.5 million, or 57%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues for both periods was attributable to several factors, including, lower product manufacturing and service costs driven by continued leveraging of our manufacturing infrastructure, certain cost saving initiatives and improvements in product design and reliability, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years during the fourth quarter of 2010. These favorable changes were partially offset by unfavorable impact of changes in foreign exchange rates versus the U.S. dollar.
     Gross profit for the In-Center segment for the three months ended June 30, 2011 decreased slightly in absolute dollars and as a percentage of revenues versus the prior year comparable period. Gross profit increased slightly in absolute dollars but remained consistent as a percentage of revenues for the six months ended June 30, 2011, versus the prior year comparable period. Gross profit changes in the three and six month periods were driven by increased revenues offset by the unfavorable impact of changes in foreign currency rates versus the U.S. dollar, costs incurred relating to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility, increased freight costs and increased resin costs as a result of higher oil prices.
     We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than our current products. Second, we anticipate that increased sales volume, rationalization of our supply chain and realization of economies of scale will lead to better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations will be achieved or the timing of achievement with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we may incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, rationalization and consolidation of our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.
Selling and Marketing
     Our selling and marketing expenses and selling and marketing as a percent of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
System One segment	$8,107	23%	$7,410	27%	$16,003	23%	$14,319	27%
In-Center segment	1,262	7%	1,155	7%	2,576	7%	2,263	7%

Total Selling and marketing	$9,369	17%	$8,565	19%	$18,579	18%	$16,582	20%

     Selling and marketing expenses increased $0.8 million, or 9%, and $2.0 million, or 12%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, but decreased as a percentage of revenues. The increases in both periods were primarily due to increased personnel and personnel-related costs, and increased spending due to expanded marketing programs within both segments. Selling and marketing expenses for the System One segment decreased as a percentage of revenues for both the three and six months ended June 30, 2011, versus the prior year comparable periods, due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues for both the three and six months ended June 30, 2011, and increased in absolute dollars for the three and six months ended June 30, 2011, versus the prior year comparable periods, as we continue to broaden our marketing programs. We anticipate that selling and marketing expenses will continue to increase in absolute dollars but continue to decline as a percentage of revenues as we broaden our marketing initiatives to increase public awareness of the System One in the home market and to support growth in international markets.
Research and Development
     Our research and development expenses and research and development as a percent of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Research and development	$3,589	7%	$3,202	7%	$7,306	7%	$6,237	7%
     Research and development expenses increased $0.4 million, or 12%, and $1.1 million, or 17%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, but remained consistent as a percentage of revenues. The increase in research and development expenses for the three months ended June 30, 2011, was primarily due to increased project related spending. The increase in research and development costs for the six months ended June 30, 2011, was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One and related products.
Distribution
     Our distribution expenses and distribution as a percent of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
System One segment	$3,737	10%	$3,156	11%	$7,249	10%	$6,165	12%
In-Center segment	694	4%	476	3%	1,340	4%	878	3%

Total Distribution	$4,431	8%	$3,632	8%	$8,589	8%	$7,043	8%

     Distribution expenses increased $0.8 million, or 22%, and $1.5 million, or 22%, for the three and six months ended June 30, 2011, respectively, versus the prior year comparable periods, due primarily to increased business volumes, but remained consistent as a percentage of revenues at 8%. Distribution expenses for the System One segment decreased as a percentage of revenues for both the three and six months ended June 30, 2011 versus the prior year comparable periods, due to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and efficiencies in our distribution network. Distribution expenses for the In-Center segment increased slightly as a percentage of revenues for both the three and six months ended June 30, 2011 versus the prior year comparable periods, due primarily to overall increased fuel prices and increased costs associated with shipping certain of our products from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.
General and Administrative
     Our general and administrative expenses and general and administrative as a percent of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
General and administrative	$5,460	10%	$5,643	13%	$11,042	11%	$10,581	13%
     General and administrative expenses decreased $0.2 million, or 3%, and decreased as a percentage of revenue to 10% versus 13% for the three months ended June 30, 2011 versus the prior year comparable period as a result of lower non-cash stock based compensation expenses. For the six months ended June 30, 2011, general and administrative expenses increased $0.5 million, or 4%, and decreased as a percentage of revenue to 11% from 13% for the prior year comparable period as a result of increased personnel and personnel-related costs and other infrastructure related costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.
Other Expense
     Interest expense increased 2% and 3% for the three and six months ended June 30, 2011, versus the prior year comparable periods, due primarily to fees and amortization of debt issuance costs associated with our loan and security agreement with Silicon Valley Bank, or SVB, which was entered into in March 2010. We have no debt outstanding under this facility.
     The change in other expense during both periods is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.2 million for the three months ended June 30, 2011 and 2010, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, relates to the profitable operations of certain foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of June 30, 2011, our accumulated deficit was $320.0 million and we had cash and cash equivalents of $100.4 million and working capital of $121.2 million.
     Our primary ongoing cash requirements will be to fund operating activities, product development and debt service. Our primary sources of liquidity are cash on hand and ongoing revenues.
     Over the past several years we have improved our cash flows from operating activities and continue to work towards our long-term goal of sustained positive cash flows from operating activities. However, we expect cash flows from operating activities in the near term to fluctuate between negative and positive on a quarterly basis, primarily due to changes in working capital. There can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profit, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.
     Historically, our business was fairly capital intensive due to the manner in which we placed our System One equipment in the home market. However, over the past several years there has been an increase in the number of customers who choose to purchase rather than rent their System One equipment, which has been important to our historical cash flow improvements. Shifting our customers to an equipment purchase versus rental model allows us to recover the cost of our products upon initial sale rather than over an extended period of time, thereby reducing our working capital requirements. A majority of our home market customers, have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. While currently approximately 75% of patients use purchased rather than rented System One equipment, there can be no assurance that we will be able to continue to expand or sustain the percentage of our equipment placements that are purchased rather than rented.
     Another important factor that has affected our historical improvements in our cash flows is our effective management of our field equipment assets, including those rented by customers and our “service pool” equipment which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. Any excess equipment, unused equipment or material defects or write-offs of equipment would negatively impact our working capital requirements.
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
     The term loan and security agreement with Asahi includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. At June 30, 2011, we were in compliance with these covenants. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to the rights of SVB’s senior security interest. Any of these remedies would likely have a material adverse effect on our business.
     We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional debt at market interest rates. In March 2010, we entered into a loan and security agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement was amended in March 2011 to reduce the interest rate on borrowings, fees on unused revolving line and monthly reporting requirements. The agreement is secured by all or substantially all of our assets. In connection with the agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the agreement with SVB. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At June 30, 2011, we were in compliance with the covenants, there were no outstanding borrowings and we had nearly all of the $15.0 million credit commitment available for borrowing.
     We have begun construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated, due to our breach, insolvency or bankruptcy during the construction period, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction we are considered the owner of the new facility, for accounting purposes, and will therefore record its cost as construction-in-process and a corresponding liability for the construction cost funded by Asahi. The $3.7 million recorded at June 30, 2011 reflects the construction costs incurred to date in connection with this project.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million as other long-term liabilities at June 30, 2011 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2011 or 2010.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(3,671)	$(1,027)
Net cash used in investing activities	(1,999)	(457)
Net cash provided in financing activities	1,334	371
Effect of exchange rate changes on cash	423	(562)

Net cash flow	$(3,913)	$(1,675)

     Net Cash Used in Operating Activities. Net cash used in operating activities increased by $2.6 million during the six months ended June 30, 2011, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense had a favorable impact on cash flows increasing to a positive $8.3 million during the six months ended June 30, 2011 versus a positive $1.8 million for the prior year comparable period. This improvement in cash flows was offset by an increase in working capital requirements driven in part by lower sales of previously rented equipment and a $4.3 million one-time customer prepayment on first quarter 2011 orders received by us during the fourth quarter of 2010, partially offset by an increase in accounts payable related to increased inventory levels. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $8.1 million to $0.6 million during the six months ended June 30, 2011 versus $8.7 million for the prior year comparable period, due to lower sales of previously rented equipment, the change in accounting for equipment sales to our international distributors and an increase in amortization of deferred revenues into revenues. During the six months ended June 30, 2011 and 2010, we recognized $7.6 million and $5.0 million, respectively, of deferred revenues into revenues.
     Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $1.2 million during the six months ended June 30, 2011 versus the prior year comparable period. This activity fluctuates due to the timing of home market patient additions and the equipment levels required in our service pool. Non-cash transfers from field equipment to deferred costs of revenues decreased $4.3 million during the six months ended June 30, 2011 versus the prior year comparable period due, in part, to lower purchases of previously rented equipment.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $1.5 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility.
     Net Cash Provided in Financing Activities. During the six months ended June 30, 2011 and 2010 we received $3.9 million and $2.1 million, respectively, of proceeds from stock option and stock purchase plans due to an increase in the number of stock options exercised. This cash inflow was offset by $2.5 million and $1.7 million during the six months ended June 30, 2011 and 2010, respectively, of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.
Contractual Obligations
     The following table summarizes our contractual commitments as of June 30, 2011 and the effect those commitments are expected to have on liquidity and cash flows in the future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Debt obligations	$50,789	$1,642	$49,147	$—	$—
Operating leases	21,510	1,702	2,837	3,240	13,731
Purchase obligations	57,494	35,033	13,920	7,749	792

Total	$129,793	$38,377	$65,904	$10,989	$14,523

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
     The accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results are described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no new accounting pronouncements adopted during the six months ended June 30, 2011 that had a material impact on our financial statements.
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
     Under the amended guidance we determine selling price using vendor specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (“BESP”). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
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
     For customers that purchase the System One and PureFlow SL hardware in the home U.S. market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize fees received from equipment sale as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are deferred and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis upon delivery.
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
Recent Accounting Pronouncements
     A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and updated as necessary in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the acquisition of the Medisystems Corporation and certain affiliated entities, or the Medisystems Acquisition, on October 1, 2007, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadened our product offerings, we expect that in 2011 and in the foreseeable future, we will continue to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products acquired in the Medisystems Acquisition, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted and we do not have other significant products in development that could readily replace these revenues.
We cannot accurately predict the size of the home hemodialysis market, and it may be smaller, and may develop more slowly than we expect.
     We believe our largest future product market opportunity is the home hemodialysis market. However, this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, less than 10% of all United States patients receiving dialysis treatment for ESRD receive either peritoneal dialysis or home hemodialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients and their partners who desire to, and are capable of, administering hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.
     Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. Based on analysis of historical Medicare payment files and customer reports, those delivering and billing for more frequent dialysis receive reimbursement, on average, for more than three treatments per week. However, providing medical justification for treatments beyond three times per week increases administrative burden, and some customers may not receive additional reimbursement in all cases. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. More certain Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with those believed to be appropriate by the expert medical community.
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
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With approximately 75% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare administrative contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on analysis of historical Medicare payment files and customer reports, those delivering and billing for more frequent dialysis receive reimbursement, on average, for more than three treatments per week. However, providing medical justification for treatments beyond three times per week increases administrative burden, and some customers may not receive additional reimbursement in all cases. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. More certain Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with those believed to be appropriate by the expert medical community.
     CMS published, on August 12, 2010, the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. The prospective payment system still limits the number of hemodialysis treatments paid by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Although a stated goal of the prospective payment system is to encourage home dialysis, and the inclusion of drugs into the prospective rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, it is not possible at this time to determine what impact the new payment system or healthcare legislation will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
We have limited operating experience, a history of net losses and an accumulated deficit of $320.0 million at June 30, 2011. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred negative operating margins and losses every quarter. At June 30, 2011, we had an accumulated deficit of approximately $320.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.
Our customers in the System One and In-Center segments are highly consolidated, with concentrated buying power.
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States and collectively, provide treatment to over 60% of United States dialysis patients; and this percentage may continue to grow with further market consolidation. DaVita, for example, recently, announced its plans to acquire DSI Renal, Inc. More recently, Fresenius announced its plans to acquire Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United

States, would be more constrained without the presence of both DaVita and Fresenius as customers for our System One and In-Center products.
     Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. On February 18, 2011 we learned that Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy in February 2011. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its recently cleared home hemodialysis system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita and we have a growing percentage of our home market sales to Fresenius, which is our second largest customer in the System One segment. Our Amended and Restated National Service Provider Agreement with DaVita expires on December 31, 2013, which term will be automatically extended on a month to month basis. Our agreements with DaVita and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita and other large customers are not requirements contracts and they contain no minimum purchase volumes. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ recently cleared home hemodialysis system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either’s ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three and six months ended June 30, 2011, and direct sales to DaVita accounted for approximately 31% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.
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
     The term loan and security agreement includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to the rights of Silicon Valley Bank’s senior security interests. Any of these remedies would likely have a material adverse effect on our business.
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
     Our System One in the critical care market competes against Gambro AB, Fresenius Medical Care AG, B. Braun and others. Our System One in the home market is currently the only portable system specifically indicated for use in the home market in the United States. However, on February 18, 2011 we learned that Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy in February 2011. Our product lines in the in-center market compete directly against products produced by Fresenius Medical Care AG, Gambro AB, Nipro, B. Braun, Baxter Healthcare, JMS CO., LTD and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. In addition to the recent clearance of the Fresenius 2008K At Home for use in home chronic therapy, Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it received IDE approval from the FDA and hopes to commence U.S. and Canadian clinical studies of DEKA’s new home hemodialysis system in 2011 and obtain regulatory approval for Europe in 2012 and submit for regulatory approval in the U.S. in 2013. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth. We also are unable to predict what impact the recent clearance of a Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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
     For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock. The reduction of revenues recorded in connection with these warrants was not significant during the three or six months ended June 30, 2011. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.
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
     We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are also more exposed to risks relating to product quality and reliability until the manufacturing processes mature. In May 2011, we agreed not to renew our supply and distribution agreement with Kawasumi and we are currently working to consolidate our bloodline supply in our manufacturing facility in Mexico in order to achieve long term margin improvements, and other efficiencies. This transition could expose us to product quality and reliability issues. Like all transitions of this nature, it could also lead us to incur additional costs in the short term, which would negatively impact our gross profits in the short term.
We have a significant amount of System One field equipment and our inability to effectively manage this asset could negatively impact our working capital requirements and future profitability.
     Because our home market relies upon an equipment service swap model and, for some of our customers, an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. Both factors require that we maintain a significant level of field equipment of our System One and PureFlow SL hardware. In addition, our gross profit as a percentage of revenues may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could (1) incur increased costs, (2) realize increased cash requirements and/or (3) have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
If kidney transplantation becomes a viable treatment option for more patients with ESRD, or if medical or other solutions for renal replacement become viable, the market for our products may be limited.
     While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most- patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to USRDS data, in 2008, approximately 17,400 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement or prolonging kidney life may also limit the market for our products.
We could be subject to costly and damaging product and professional liability claims and may not be able to maintain sufficient liability insurance to cover claims against us.
     If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. While we maintain insurance, including professional liability, product and excess liability, claims may be brought against us that could result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. In addition, due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption in our insurance coverage or delay or disruption in the payment of claims by our insurance providers. Our insurance policies also have various exclusions and we may be subject to a product or professional liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.
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
     We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims could, however, exceed our applicable insurance coverage, or our coverage could not cover the applicable claims.

We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.
     We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. We do not currently hedge our foreign currency transactions. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations, and health issues, such as pandemic disease risk, which could disrupt our manufacturing and logistical and import activities. In certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.
We obtain some of our raw materials, components and finished goods from a single source or a limited group of suppliers. We also obtain sterilization services from a single supplier. We also manufacture certain of our products at only one manufacturing facility. The partial or complete loss of one of these suppliers or facilities could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues.
     We depend upon a number of single-source suppliers for some of the raw materials and components we use in our products. We also depend upon one single-source supplier for certain of our finished goods and a single-vendor for sterilization services. Our most critical single-source supply relationships are with Membrana and Kawasumi. Membrana is our sole supplier of the fiber used in our filters for System One products. Kawasumi is our only supplier of needles that we sell to our customers. Our dependence upon these and other single-source suppliers of raw materials, components, finished goods and sterilization services exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables to continue their therapy.
     Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time and disruption. In the case of Membrana, for fiber, we are contractually prevented from obtaining an alternative source of fiber for our System One products. Our relationship with Asahi could afford us back-up supply in the event of an inability to supply by Membrana, however, switching to Asahi fiber at this time would likely entail significant delays and difficulties. We do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States. Additionally, the performance of Asahi fiber in our System One has not yet been validated. We purchase the majority of our finished goods of ReadySet blood tubing sets and all of our needles from Kawasumi. Kawasumi’s contractual obligation to manufacture blood tubing sets expires in February 2012. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles to us is, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle or blood tubing set supply to meet the demands of our customers. We maintain a limited extra supply of needles to mitigate against the risk of any intermittent shortfalls in needle supply and we have the ability to manufacture additional blood tubing sets at our manufacturing facility in Tijuana, Mexico. We are presently working to transition the manufacture of all blood tubing sets to our Tijuana facility, however, there is no assurance that this transition will be completed quickly and without creating any short term product quality or reliability issues. At least in the near term, there can be no assurance that we will not experience any interruption in needle or blood tubing set supply or that such an interruption would not impair our business.
     We manufacture filters at our facility in Germany. We manufacture our System One cartridges, cyclers, PureFlows and related disposables and Medisystems bloodlines at our facilities in Mexico. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. As we consolidated bloodline manufacturing to our facility in Tijuana, Mexico, the risks associated with the loss of that facility for any reason will increase.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center segment products through several distributors, which collectively accounted for substantially all of In-Center revenues during the three and six months ended June 30, 2011 and 2010, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2012. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the United States dialysis services industry, with Fresenius and DaVita collectively controlling over 60% of the

United States dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our current In-Center segment products or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
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
     Our products are medical devices subject to extensive regulation in the United States and in foreign markets we may wish to enter. To market medical devices in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, we completed an approval IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study. Nevertheless, the FDA notified us that their standards for what will be required for a home nocturnal clearance may have changed from what was required in our approved IDE. The FDA did not clear our 510(k) application for home nocturnal use, and we continue to evaluate next steps in determining a pathway to clearance for our System One for home nocturnal use. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance that this or other clearances or approvals might be obtained. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse affect on our ability to sell and promote our products and our business as a whole.
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
Even if we obtain the necessary clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.
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
     We must file similar reporting outside of the U.S. where our products are distributed.
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
     In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products outside of the United States. We are currently selling the System One in Europe, the Middle East and other select markets. We are assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada, Europe and selected other geographies. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in other markets outside the United States, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.
We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.
     In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. United States federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. At this time, we are not a HIPAA covered entity. However, we have entered into agreements with covered entities that contain commitments to protect the privacy and security of patients’ health information and, in some instances, require that we indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed. In addition, the Health Information Technology for Economic and Clinical Health Act (HITECH), enacted in February

2009, expands the HIPAA privacy and security rules, including imposing many of the requirements of those rules directly on business associates and making business associates directly subject to HIPAA civil and criminal enforcement provisions and associated penalties. Many of these requirements went into effect on February 17, 2010. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability.
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
     The Medicare/Medicaid anti-kickback laws, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts, Minnesota, and Vermont, impose outright bans on certain gifts to physicians. Some of these laws referred to as “aggregate spend” laws or “gift” laws, carry substantial fines if they are violated. Recently, the federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation and it will require us to begin publicly disclosing certain payments and other transfers of value to physicians and teaching hospitals beginning in 2013. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase our products, we could be subject to a claim under the Medicare/Medicaid anti-kickback laws or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.
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
     Historically, our marketing efforts had been confined nearly exclusively to the United States. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.
Failure to comply with the United States Foreign Corrupt Practices Act or similar laws could subject us to penalties and other adverse consequences.
     We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti Bribery Act and other similar anti bribery laws. While we have policies and procedures in place designed to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
     We currently source resin from a small number of suppliers. Rising oil prices over the last several years have resulted in significant price increases for this material. We cannot guarantee that prices will not continue to increase and that these increases would not impair our gross profits or long term profitability. Our contracts with customers restrict our ability to immediately pass on these price increases and we cannot guarantee that future pricing to customers will be sufficient to accommodate increasing input costs.
Distribution costs represent a significant percentage of our overall costs and these costs are dependent upon fuel prices. Increases in fuel prices could lead to increases in our distribution costs, which, in turn, could impair our ability to achieve profitability.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 54,691,213 shares of common stock outstanding as of June 30, 2011. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 546,912 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.
     At June 30, 2011, subject to certain conditions, holders of an aggregate of approximately 9 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

     As of June 30, 2011, 10,217,721 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan, outstanding stock options and unvested restricted stock units. As of June 30, 2011, 752,429 shares were subject to unvested restricted stock units and 5,894,050 shares were subject to outstanding options, of which 3,792,226 shares were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
     Warrants held by DaVita and certain investors in our 2008 private placement could result in the issuance of up to 6.9 million additional shares of common stock. In addition, in the event our Term Loan with Asahi reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.
Our executive officers, directors and current and principal stockholders own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 26% of our outstanding common stock. David S. Utterberg holds approximately 9% and Gilder, Gagnon, Howe and Co. LLC holds approximately 8% of our outstanding common stock. Although these numbers are lower than they have been historically, due to certain recent selling by larger affiliated stockholders, these stockholders, if acting together, may nevertheless still have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 5. Other Information
(a)
Amendment to the Company’s 2005 Stock Incentive Plan
     At the Company’s 2011 Annual Meeting of Stockholders held on May 26, 2011, the Company’s stockholders approved Amendment No. 3 to the NxStage Medical, Inc. 2005 Stock Incentive Plan, as amended (the “2005 Plan’). A description of Amendment No. 3 is set forth in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2011, in the section entitled Proposal 2 — Approval of an Amendment to our 2005 Stock Incentive Plan.
     Amendment No. 3 increased by 4,000,000 (the “Fungible Pool”) the number of shares of the Company’s common stock available for issuance under the 2005 Plan. Any shares subject to an award under the 2005 Plan which for any reason expires or terminates unexercised or is not earned in full shall be added back to the 2005 Plan and may again be made subject to an award under the 2005 Plan. In addition, shares used to pay the withholding taxes related to an outstanding award other than a Stock Option or SAR shall be added back to the Fungible Pool and may again be made subject to an award under the 2005 Plan. The following shares shall not be added back to the 2005 Plan and shall not again be made available for issuance as awards under the 2005 Plan: (i) shares not issued or delivered as a result of the net settlement of an outstanding Stock Appreciation Right (SAR), (ii) shares used to pay the exercise price or withholding taxes related to an outstanding award of Options or SARs, or (iii) shares repurchased on the open market with the exercise price proceeds received by the Company upon the exercise of an award.
     In addition, Amendment No. 3 provides that each share issued or to be issued from the Fungible Pool in connection with any award other than a stock option or SAR shall be counted against the Fungible Pool as 1.62 shares. Each share to be issued from the Fungible Pool in connection with any stock option or SAR shall be counted against the Fungible Pool as one (1) share. For these purposes, the number of shares taken into account with respect to a SAR shall be the number of shares underlying the SAR at grant, and not the final number of shares delivered upon exercise of the SAR. For example, if we grant 100 shares of restricted stock from the Fungible Pool, we would reduce the number of shares available in the Fungible Pool under the 2005 Plan by 1.62 shares. Any shares previously the subject of an award under the 2005 Plan that again become available for grant shall be added back to the 2005 Plan as one share for each share of common stock subject to an Award of a stock option or SAR and as 1.62 shares for each share of common stock subject to an Award other than a stock option or SAR.
     In addition, Amendment No. 3 provides that, unless such action is approved by the Company’s stockholders, no SAR granted under the Plan may be amended to provide an exercise price per share that is lower than the then-current exercise price per share of such outstanding SAR (other than certain permitted adjustments) and the Board of Directors may not cancel or repurchase for cash any outstanding SAR (whether or not granted under the Plan) and grant in substitution therefore new awards under the Plan covering the same or a different number of shares of common stock and having an exercise price per share lower than the then-current exercise price per share of the cancelled SAR. Amendment No. 3 tracks existing Plan provisions on the prohibition of repricing of stock options.
Frequency of Future “Say on Pay” Votes
     Consistent with the non-binding advisory vote of the Company’s stockholders at the Company’s 2011 Annual Meeting of Stockholders held on May 26, 2011, the Company’s Board of Directors has determined that future advisory votes on the compensation of the Company’s named executive officers will be held every year. Thus, the next stockholder advisory vote on the compensation of the Company’s named executive officers will be held at the Company’s 2012 Annual Meeting of Stockholders.
Item 6. Exhibits

Exhibit
Number

10.32	Employment Agreement, dated April 25, 2011, between Registrant and Michael Miller, Jr. (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011)

*†10.33	Lease, dated as of June 22, 2011 by and between Registrant and 350 Riverwalk, LLC

*10.34	Amendment No. 3 to 2005 Stock Incentive Plan of NxStage Medical, Inc

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

August 3, 2011