Form 10-Q/A
period 2011-06-30
NxStage Medical, Inc.
filed 2011-10-07
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10.33
EX-31.1
EX-31.2

EXPLANATORY NOTE
     NxStage Medical, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 3, 2011 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.33 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report. Certain portions of the information that was omitted from the Exhibit as filed with the Quarterly Report have now been included as part of the revised Exhibit.
     Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.
PART II — OTHER INFORMATION
Item 6. Exhibits
     The following documents are filed as exhibits to this Amendment No. 1 on Form 10-Q/A:

Exhibit
Number
**10.32	Employment Agreement, dated April 25, 2011, between Registrant and Michael Miller, Jr. (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011).

*†10.33	Lease, dated as of June 22, 2011, by and between Registrant and 350 Riverwalk, LLC.

**10.34	Amendment No. 3 to 2005 Stock Incentive Plan of NxStage Medical, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 3, 2011.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

2

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

October 7, 2011

3

INDEX TO EXHIBITS

Exhibit
Number
**10.32	Employment Agreement, dated April 25, 2011, between Registrant and Michael Miller, Jr. (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011).

*†10.33	Lease, dated as of June 22, 2011, by and between Registrant and 350 Riverwalk, LLC.

**10.34	Amendment No. 3 to 2005 Stock Incentive Plan of NxStage Medical, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 3, 2011.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

4