Form 10-Q
period 2011-09-30
NxStage Medical, Inc.
filed 2011-11-03
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 55,201,471 shares of the registrant’s common stock outstanding as of the close of business on October 28, 2011.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):	3
Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION	25
Item 1A. Risk Factors	25
Item 6. Exhibits	44
SIGNATURES	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$101,247	$104,339
Accounts receivable, net	17,497	14,107
Inventory	35,563	34,950
Prepaid expenses and other current assets	3,104	2,084

Total current assets	157,411	155,480
Property and equipment, net	14,276	8,290
Field equipment, net	12,718	13,660
Deferred cost of revenues	41,355	40,081
Intangible assets, net	23,314	25,412
Goodwill	42,698	42,698
Other assets	1,497	473

Total assets	$293,269	$286,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,195	$16,811
Accrued expenses	16,265	19,537
Current portion of long-term debt	—	43

Total current liabilities	35,460	36,391
Deferred revenues	56,682	55,366
Long-term debt	42,521	40,454
Other long-term liabilities	6,994	1,754

Total liabilities	141,657	133,965
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 55,617,552 and 54,043,317 shares issued as of September 30, 2011 and December 31, 2010, respectively	55	53
Additional paid-in capital	485,191	465,642
Accumulated deficit	(325,264)	(308,426)
Accumulated other comprehensive income	146	85
Treasury stock, at cost: 480,923 and 325,104 shares as of September 30, 2011 and December 31, 2010, respectively	(8,516)	(5,225)

Total stockholders’ equity	151,612	152,129

Total liabilities and stockholders’ equity	$293,269	$286,094

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Revenues	$55,903	$45,033	$160,235	$129,449
Cost of revenues	36,363	30,073	103,797	88,914

Gross profit	19,540	14,960	56,438	40,535

Operating expenses:
Selling and marketing	9,446	8,452	28,025	25,034
Research and development	3,388	3,132	10,694	9,369
Distribution	4,709	3,788	13,298	10,831
General and administrative	5,708	6,023	16,750	16,604

Total operating expenses	23,251	21,395	68,767	61,838

Loss from operations	(3,711)	(6,435)	(12,329)	(21,303)

Other expense:
Interest expense	(1,186)	(1,176)	(3,513)	(3,432)
Other (expense), net	(146)	(341)	(342)	(128)
	(1,332)	(1,517)	(3,855)	(3,560)

Net loss before income taxes	(5,043)	(7,952)	(16,184)	(24,863)
Provision for income taxes	235	212	654	556

Net loss	$(5,278)	$(8,164)	$(16,838)	$(25,419)

Net loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.31)	$(0.54)

Weighted-average shares outstanding, basic and diluted	54,428	48,049	53,953	47,501

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,838)	$(25,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,415	16,879
Stock-based compensation	10,166	10,985
Other	2,387	1,750
Changes in operating assets and liabilities:
Accounts receivable	(3,414)	(303)
Inventory	(15,196)	(20,504)
Prepaid expenses and other assets	(2,067)	(327)
Accounts payable	2,296	(3,376)
Accrued expenses and other liabilities	195	3,980
Deferred revenues	1,316	14,087

Net cash used in operating activities	(3,740)	(2,248)

Cash flows from investing activities:
Purchases of property and equipment	(3,330)	(981)

Net cash used in investing activities	(3,330)	(981)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	6,471	5,552
Purchase of treasury stock	(2,533)	(1,741)
Repayments on loans and lines of credit	(46)	(42)
Net cash provided by financing activities	3,892	3,769

Foreign exchange effect on cash and cash equivalents	86	(286)

(Decrease) increase in cash and cash equivalents	(3,092)	254
Cash and cash equivalents, beginning of period	104,339	21,720

Cash and cash equivalents, end of period	$101,247	$21,974

Noncash Investing Activities
Transfers from inventory to field equipment	$13,432	$15,612

Transfers from field equipment to deferred cost of revenues	$9,663	$15,999

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the entire fiscal year or future periods. The December 31, 2010 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. The adoption of the amended guidance did not have a material impact on our revenues for the three and nine months ended September 30, 2011.
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
Concentration of Credit Risk
     Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 22% and 23% of accounts receivable at September 30, 2011 and December 31, 2010, respectively.
Warranty Costs
     We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2010	$268
Provision	505
Usage	(420)

Balance at September 30, 2011	$353
Recent Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that adoption of this update will have a material impact on our financial position or results of operations.
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does it affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for us for fiscal years and interim periods within those years beginning January 1, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.

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
3. Inventory
     Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Purchased components	$14,091	$14,928
Work in process	9,906	6,372
Finished goods	11,566	13,650

	$35,563	$34,950

4. Property and Equipment and Field Equipment
     Accumulated depreciation on property and equipment was $14.4 million and $11.8 million at September 30, 2011 and December 31, 2010, respectively. Accumulated depreciation on field equipment was $32.8 million and $29.1 million at September 30, 2011 and December 31, 2010, respectively.
     At September 30, 2011, we had $5.2 million recorded in property and equipment and other long-term liabilities related to construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Kuraray Medical, or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy, or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $5.2 million recorded at September 30, 2011 reflects the construction costs incurred to date in connection with this project.
5. Intangible Assets
     Accumulated amortization on intangible assets was $11.2 million and $9.1 million at September 30, 2011 and December 31, 2010, respectively.
6. Comprehensive Loss
     The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(5,278)	$(8,164)	$(16,838)	$(25,419)
Foreign currency translation (loss) gain	(249)	256	61	(321)

Comprehensive loss	$(5,527)	$(7,908)	$(16,777)	$(25,740)

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
     The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options to purchase common stock	2,752	3,268	3,187	2,817
Restricted stock	843	748	747	716
Warrants to purchase common stock	1,085	1,076	1,135	933

Total	4,680	5,092	5,069	4,466

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
     Our reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended September 30, 2011
Revenues from external customers	$36,388	$19,515	$—	$55,903
Segment profit (loss)	3,566	1,819	(9,096)	(3,711)
Segment assets	88,547	18,586	186,136	293,269

Three Months Ended September 30, 2010
Revenues from external customers	$29,163	$15,870	$—	$45,033
Segment profit (loss)	464	2,256	(9,155)	(6,435)
Segment assets	84,053	15,316	101,773	201,142

Nine Months Ended September 30, 2011
Revenues from external customers	$105,475	$54,760	$—	$160,235
Segment profit (loss)	9,253	5,862	(27,444)	(12,329)
Segment assets	88,547	18,586	186,136	293,269

Nine Months Ended September 30, 2010
Revenues from external customers	$81,732	$47,717	$—	$129,449
Segment (loss) profit	(1,626)	6,296	(25,973)	(21,303)
Segment assets	84,053	15,316	101,773	201,142
     Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the United States.
     The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Customer A	20%	22%	21%	22%
Customer B	13%	16%	13%	17%
Customer C	14%	12%	14%	13%
     Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.
     The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	September 30,	December 31,
	2011	2010
Total segment assets	$107,133	$102,798
Corporate assets:
Cash and cash equivalents	101,247	104,339
Property and equipment, net	14,276	8,290
Intangible assets, net	23,314	25,412
Goodwill	42,698	42,698
Prepaid expenses and other assets	4,601	2,557

Total assets	$293,269	$286,094

9. Income Taxes
     The provision for income taxes of $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, relates to the profitable operations of certain foreign entities.
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
     Other significant commitments and contingencies at September 30, 2011 are consistent with those discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
11. Stock-Based Compensation
Stock-based Compensation Expense
     The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$498	$629	$1,532	$1,644
Selling and marketing	1,432	1,460	4,062	3,940
Research and development	258	587	924	1,618
General and administrative	1,277	1,434	3,648	3,783

	$3,465	$4,110	$10,166	$10,985

Stock Options and Restricted Stock Units
     The Company granted options to purchase 12,544 and 55,000 shares of common stock during the three months ended September 30, 2011 and 2010, respectively, and options to purchase 485,939 and 1,355,300 shares of common stock during the nine months ended September 30, 2011 and 2010, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $11.23 and $5.55 per option, respectively.
     The Company awarded 20,270 and 122,509 restricted stock units during the three and nine months ended September 30, 2011. The restricted stock units vest based on continued employment over a period of two or four years. The weighted-average fair value of restricted stock units granted during the nine months ended September 30, 2011 was $18.78 per unit.
Performance Based Plans
     In May 2011, the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the Company’s 2011 Performance Share Plan in which it committed to grant up to 285,670 restricted stock units to certain employees and executive officers based on the achievement of certain Company financial performance metrics for the year ending December 31, 2011. The restricted stock units, if awarded, vest over a requisite service period of three years. The estimated expense under the 2011 Performance Share Plan is being recognized as stock-based compensation expense over the requisite service period. Further, in March 2011, the Compensation Committee approved the Company’s 2011 Corporate Bonus Plan. Payout under the 2011 Corporate Bonus Plan will be based on individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2011 and will be paid in shares of the Company’s common stock, or in cash, at the discretion of the Compensation Committee. The estimated payout under the 2011 Corporate Bonus Plan is being recognized as compensation expense during 2011, with nearly all of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.
12. Stockholders’ Equity
     We received 115,418 and 174,757 shares during the quarter ended March 31, 2011 and 2010, respectively, that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans. We received 40,401 shares that were surrendered in payment for the exercise of stock options through the nine months ended September 30, 2011. The settlement of $2.8 million and $1.6 million during the first quarter of 2011 and 2010, respectively, of the Company’s 2010 Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.
13. Fair Value Measurements
     At September 30, 2011, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
     The carrying amount of our long-term debt approximates fair value at September 30, 2011. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
     The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and nine months ended September 30, 2011, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the United States and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; whether and when we might achieve improvements to our gross profit as a percentage of revenues and operating expenses; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study and other ongoing clinical studies evaluating home and/or daily hemodialysis; expectations as to the continued availability of raw materials, components, and finished goods from key single source suppliers; expectations with respect to our ability to supply on a timely and uninterrupted basis all products ordered by our customers; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
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
Segment and Market Highlights
     Our customers in the System One segment are highly consolidated. Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to approximately two-thirds of United States dialysis patients. DaVita is our most significant customer for the System One segment. Sales to DaVita represented approximately 31% and 33% of our System One segment revenues for the three and nine months ended September 30, 2011 and 2010, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. A growing percentage of our sales are to Fresenius, which is our second largest customer in the System One segment, with nearly all of those sales in the home market. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.
     Our In-Center segment revenues are highly concentrated in several significant purchasers. Revenues from Henry Schein, Inc., or Henry Schein, a significant distributor, represented approximately 40% and 45% of our In-Center segment revenues during the three and nine months ended September 30, 2011 and 2010, respectively. Our other largest distributor is Gambro Renal Products, Inc., or Gambro. Revenues from Gambro represented approximately 40% and 35% of our In-Center segment revenues during the three and nine months ended September 30, 2011 and 2010, respectively.
     DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2011 and 2010. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita, entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita.
     We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of September 30, 2011, we had $1.8 million and $0.5 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.8 million and $1.0 million during the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $3.9 million during the nine months ended September 30, 2011 and 2010, respectively, as a reduction of In-Center segment revenues in connection with rebates and discounts. For the System One segment, we recorded $0.8 million and $0.2 million during the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $0.5 million during the nine months ended September 30, 2011 and 2010, respectively, in connection with rebates and discounts.
     As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest over the same expected period as the related expected product revenues, which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock. The reduction of revenues recorded in connection with these warrants was not significant during the three or nine months ended September 30, 2011.
Financial Performance
     During the three and nine months ended September 30, 2011, we grew our revenues by 24% to $55.9 million and $160.2 million, respectively, with growth occurring in each market: home, critical care and in-center. Home revenues drove the growth, increasing $4.9 million, or 22%, and $18.1 million, or 29%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable period, due primarily to an increase in the number of patients prescribed to use and centers offering the System One, including the continued adoption of System One internationally. We expect to see continued growth in our revenues, primarily driven by the System One segment as we further penetrate the markets, and expand internationally.

     We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we have made improvements to gross profit as a percentage of revenues. Gross profit as a percentage of revenues increased to 35% for the three and nine months ended September 30, 2011, respectively, from 33% and 31% for the prior year comparable periods. The improvement in gross profit as a percentage of revenues for both periods was mainly attributable to lower product and service costs, partially offset by unfavorable foreign exchange rates versus the U.S. dollar and costs incurred by our In-Center segment related to the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term by unfavorable foreign exchange rates versus the U.S. dollar and costs to transition certain blood tubing sets from a contract manufacturer to our own manufacturing facility.
     Over the long-term, we expect to see continued improvements to our cash flows from operating activities, driven in meaningful part through continued improvement in our gross profit. However, in the near term, we expect cash flows from operating activities on a quarterly basis to fluctuate between negative and positive, primarily due to changes in working capital.
     We are encouraged by the improvements to our operating margins and are continuing to work hard toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and its timing and sustainability, depends principally upon continued improvements in gross profit, growing revenues, and leverage of our operating infrastructure. including the effects of any investment in selling and marketing or research and development activities.
Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Revenues
     Our revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
System One segment
Home	$27,218	49%	$22,346	50%	$80,276	50%	$62,204	48%
Critical Care	9,170	16%	6,817	15%	25,199	16%	19,528	15%

Total System One segment	36,388	65%	29,163	65%	105,475	66%	81,732	63%
In-Center segment	19,515	35%	15,870	35%	54,760	34%	47,717	37%

Total	$55,903	100%	$45,033	100%	$160,235	100%	$129,449	100%

     The increase in revenues over the comparable prior year periods was mainly attributable to increased sales and rentals of the System One and related disposables in both the home and critical care markets, primarily as a result of the growing number of patients using the System One as we continue to penetrate these markets, including the continued adoption of the System One internationally.
     In the home market, revenues increased $4.9 million, or 22%, and $18.1 million, or 29%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, primarily due to an increase in the number of patients prescribed to use and centers offering the System One and, to a lesser extent, the impact of adopting a new accounting standard which effected revenue recognition for sales to our international distributors. In the U.S. we have increased the average number of patients at existing centers and the number of total centers offering the System One through new and existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $2.4 million, or 35%, and $5.7 million, or 29%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, due to increased sales of disposables from our growing number of System One equipment placed within hospitals and increased sales of our System One equipment. Future demand for our products and revenue growth in both the home and critical care markets is expected to remain strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. As our international business grows our System One revenue may be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.
     In-Center segment revenues increased $3.6 million, or 23%, and $7.0 million, or 15%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, due to higher sales volumes of our blood tubing sets, primarily Streamline, driven by increased end user demand and changes in distributor inventory levels. While quarterly revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation, especially in the near term, due to the transition of our major distributors and customers to our next generation Streamline blood tubing set and, longer-term, as a result of increased competition and variations in inventory management policies with both our distributors and end users.
Gross Profit
     Our gross profit and gross profit as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
System One segment	$15,412	42%	$10,978	38%	$44,351	42%	$29,373	36%
In-Center segment	4,128	21%	3,982	25%	12,087	22%	11,162	23%

Gross profit	$19,540	35%	$14,960	33%	$56,438	35%	$40,535	31%

     Gross profit increased $4.6 million, or 31%, and $15.9 million, or 39%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, driven by the System One segment. Gross profit for the System One segment increased $4.4 million, or 40%, and $15.0 million, or 51%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues for both periods was attributable to several factors, including lower product manufacturing and service costs driven by continued leveraging of our manufacturing infrastructure, certain cost saving initiatives and improvements in product design and reliability, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years during the fourth quarter of 2010. These favorable changes were partially offset by unfavorable impact of changes in foreign exchange rates versus the U.S. dollar.
     Gross profit for the In-Center segment for the three and nine months ended September 30, 2011 increased slightly in absolute dollars and decreased as a percentage of revenues versus the prior year comparable period. Gross profit changes in the three and nine month periods were driven by increased revenues offset by the unfavorable impact of changes in foreign currency rates versus the U.S. dollar, costs incurred relating to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility, increased freight costs and increased resin costs as a result of higher oil prices.
     We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased sales volume, rationalization and consolidation of our manufacturing operations and rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations or the projected timing associated with our expectations will be achieved with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, rationalization and consolidation of our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.
Selling and Marketing
     Our selling and marketing expenses and selling and marketing as a percent of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
System One segment	$8,085	22%	$7,185	25%	$24,088	23%	$21,505	26%
In-Center segment	1,361	7%	1,267	8%	3,937	7%	3,529	7%

Total Selling and marketing	$9,446	17%	$8,452	19%	$28,025	17%	$25,034	19%

     Selling and marketing expenses increased $1.0 million, or 12%, and $3.0 million, or 12%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, but decreased as a percentage of revenues. The increases in both periods were primarily due to increased personnel and personnel-related costs, and increased spending due to expanded marketing programs within both segments. Selling and marketing expenses for the System One segment decreased as a percentage of revenues for both the three and nine months ended September 30, 2011, versus the prior year comparable periods, due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment decreased slightly as a percentage of revenues for the three months ended September 30, 2011, and remained consistent as a percentage of revenues for the nine months ended September 30, 2011, versus the prior year comparable periods, as we continue to broaden our marketing programs. We anticipate that selling and marketing expenses will continue to increase in absolute dollars but continue to decline as a percentage of revenues as we broaden our marketing initiatives to increase public awareness of the System One in the home market and to support growth in international markets.
Research and Development
     Our research and development expenses and research and development as a percent of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Research and development	$3,388	6%	$3,132	7%	$10,694	7%	$9,369	7%
     Research and development expenses increased $0.3 million, or 8%, and $1.3 million, or 14%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, decreased slightly as a percentage of revenues for the three months ended September 30, 2011, and remained consistent as a percentage of revenues for the nine months ended September 30, 2011. The increase in research and development expenses for the three months ended September 30, 2011, was primarily due to increased project related spending. The increase in research and development expenses for the nine months ended September 30, 2011, was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One and related products.
Distribution
     Our distribution expenses and distribution as a percent of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
System One segment	$3,761	10%	$3,329	11%	$11,010	10%	$9,494	12%
In-Center segment	948	5%	459	3%	2,288	4%	1,337	3%

Total Distribution	$4,709	8%	$3,788	8%	$13,298	8%	$10,831	8%

     Distribution expenses increased $0.9 million, or 24%, and $2.5 million, or 23%, for the three and nine months ended September 30, 2011, respectively, versus the prior year comparable periods, due primarily to increased business volumes. Distribution expenses remained consistent as a percentage of revenues for the three and nine months ended September 30, 2011. Distribution expenses for the System One segment decreased slightly as a percentage of revenues for both the three and nine months ended September 30, 2011 versus the prior year comparable periods, due to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and efficiencies in our distribution network. Distribution expenses for the In-Center segment increased as a percentage of revenues for both the three and nine months ended September 30, 2011 versus the prior year comparable periods, due primarily to overall increased fuel prices and increased costs associated with shipping certain of our products from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.
General and Administrative
     Our general and administrative expenses and general and administrative expenses as a percent of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
General and administrative	$5,708	10%	$6,023	13%	$16,750	10%	$16,604	13%
     General and administrative expenses decreased $0.3 million, or 5%, and decreased as a percentage of revenue to 10% versus 13% for the three months ended September 30, 2011 versus the prior year comparable period as a result of lower non-cash stock based compensation expenses. For the nine months ended September 30, 2011, general and administrative expenses increased $0.1 million, or 1%, and decreased as a percentage of revenue to 10% from 13% for the prior year comparable period as a result of increased personnel and personnel-related costs and other infrastructure related costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.
Other Expense
     Interest expense increased 1% and 2% for the three and nine months ended September 30, 2011, versus the prior year comparable periods, due primarily to fees and amortization of debt issuance costs associated with our loan and security agreement with Silicon Valley Bank, or SVB, which was entered into in March 2010. We have no debt outstanding under this facility.
     The change in other expense during both periods is derived primarily by foreign currency gains and losses.
Provision for Income Taxes
     The provision for income taxes of $0.2 million for the three months ended September 30, 2011 and 2010, and $0.7 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, relates to the profitable operations of certain foreign entities.
Liquidity and Capital Resources
     We have operated at a loss since our inception in 1998. As of September 30, 2011, our accumulated deficit was $325.3 million and we had cash and cash equivalents of $101.2 million and working capital of $122.0 million.
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
     Another important factor that has affected our historical improvements in our cash flows is our effective management of our field equipment assets, including those rented by customers and our “service pool” equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. Any excess equipment, unused equipment or material defects or write-offs of equipment would negatively impact our working capital requirements.
     We have two material debt instruments: the term loan and security agreement with Asahi and the loan and security agreement with SVB.
     In May 2009, we entered into a term loan and security agreement with Asahi. The $40.0 million term loan bears interest at a rate of 8% per annum, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The term loan is secured by substantially all of our assets. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing price of our common stock during the thirty business days preceding the maturity date, subject to certain conditions.
     The term loan and security agreement with Asahi includes certain affirmative covenants, including requirements to make timely filings and limitations on contingent debt obligations and sales of assets. At September 30, 2011, we were in compliance with these covenants. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to the rights of SVB’s senior security interest. Any of these remedies would likely have a material adverse effect on our business.
     We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional debt at market interest rates. In March 2010, we entered into a loan and security agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement was amended in March 2011 to reduce the interest rate on borrowings, fees on unused revolving line of credit and monthly reporting requirements. The agreement is secured by all or substantially all of our assets. In connection with the agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the agreement with SVB. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At September 30, 2011, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment. We have nearly all of the $15 million of the credit commitment available for borrowing.
     We have begun construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original fixed amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $5.2 million recorded at September 30, 2011 reflects the construction costs incurred to date in connection with this project.
     We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million as other long-term liabilities at

September 30, 2011 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2011 or 2010.
     The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(3,740)	$(2,248)
Net cash used in investing activities	(3,330)	(981)
Net cash provided in financing activities	3,892	3,769
Effect of exchange rate changes on cash	86	(286)

Net cash flow	$(3,092)	$254

     Net Cash Used in Operating Activities. Net cash used in operating activities increased by $1.5 million during the nine months ended September 30, 2011, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense, had a favorable impact on cash flows increasing to a positive $13.1 million during the nine months ended September 30, 2011 versus a positive $4.2 million for the prior year comparable period. This improvement in cash flows was offset by an increase in working capital requirements driven in part by lower sales of previously rented equipment and a $4.3 million one-time customer prepayment on first quarter 2011 orders received by us during the fourth quarter of 2010, partially offset by an increase in accounts payable related to increased inventory levels. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $12.8 million to $1.3 million during the nine months ended September 30, 2011 versus $14.1 million for the prior year comparable period, due to lower sales of previously rented equipment, the change in accounting for equipment sales to our international distributors and an increase in amortization of deferred revenues into revenues. During the nine months ended September 30, 2011 and 2010, we recognized $11.7 million and $8.1 million, respectively, of deferred revenues into revenues.
     Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $2.2 million during the nine months ended September 30, 2011 versus the prior year comparable period. This activity fluctuates due to the timing of home market patient additions and the equipment levels required in our service pool. Non-cash transfers from field equipment to deferred costs of revenues decreased $6.3 million during the nine months ended September 30, 2011 versus the prior year comparable period due, in part, to lower purchases of previously rented equipment.
     Net Cash Used in Investing Activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $2.3 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility.
     Net Cash Provided in Financing Activities. During the nine months ended September 30, 2011 and 2010 we received $6.5 million and $5.6 million, respectively, of proceeds from stock option and stock purchase plans due to an increase in the number of stock options exercised. This cash inflow was offset by $2.5 million and $1.7 million during the nine months ended September 30, 2011 and 2010, respectively, of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.
Contractual Obligations
     The following table summarizes our contractual commitments as of September 30, 2011 and the effect those commitments are expected to have on liquidity and cash flows in the future periods (in thousands):

		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years
Debt obligations	$50,774	$1,627	$49,147	$—	$—
Operating leases	20,564	1,278	2,695	3,286	13,305
Purchase obligations	51,355	34,277	13,514	3,168	396

Total	$122,693	$37,182	$65,356	$6,454	$13,701

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
     The accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results are described in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no new accounting pronouncements adopted during the nine months ended September 30, 2011 that had a material impact on our financial statements.
Revenue Recognition
     We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement; (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable; and (d) collection is reasonably assured.
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
     We determine BESP for an individual element based on consideration of both market and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable, and the characteristics of the varying markets in which the deliverable is sold.
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
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services, or CMS, released new Conditions for Coverage applicable to our customers. These Conditions for Coverage impose water testing requirements on our patients using our PureFlow SL product. These water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.

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
     Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With approximately 75% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare administrative contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on analysis of historical Medicare payment files and customers, those delivering and billing for more frequent dialysis receive reimbursement, on average, for more than three treatments per week. However, providing medical justification for treatments beyond three times per week increases administrative burden, and some customers may not receive additional reimbursement in all cases. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. More certain Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with those believed to be appropriate by the expert medical community.
     CMS published, on August 12, 2010, the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. The prospective payment system still limits the number of hemodialysis treatments paid by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. In addition, in 2014 CMS is expected to expand the prospective payment system’s single bundled payment to include oral medications. Although a stated goal of the prospective payment system is to encourage home dialysis, and the inclusion of drugs into the prospective rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, it is not possible at this time to determine what impact the new payment system or healthcare legislation will have on the adoption of home and/or daily hemodialysis or the price for which we can sell our products.
We have limited operating experience, a history of net losses and an accumulated deficit of $325.3 million at September 30, 2011. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.
     Since inception, we have incurred negative operating margins and losses every quarter. At September 30, 2011, we had an accumulated deficit of approximately $325.3 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.
Our customers in the System One and In-Center segments are highly consolidated, with concentrated buying power.
     Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States and collectively provide treatment to approximately two-thirds of United States dialysis patients; and this percentage may continue to grow with further market consolidation. DaVita, for example, recently announced its plans to acquire DSI Renal, Inc. More recently, Fresenius announced its plans to acquire Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United States, would be more constrained without the presence of both DaVita and Fresenius as customers for our System One and In-Center products.
     Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. On February 18, 2011 we learned that Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy in February 2011. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its recently cleared home hemodialysis system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita and we have a growing percentage of our home market sales to Fresenius, which is our second largest customer in the System One segment. Our Amended and Restated National Service Provider Agreement with DaVita expires on December 31, 2013, which term will be automatically extended on a month to month basis. Our agreements with DaVita and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita and other large customers are not requirements contracts and they contain no minimum purchase volumes. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ recently cleared home hemodialysis system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.
DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.
     DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three and six months ended September 30, 2011, and direct sales to DaVita accounted for approximately 31% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets, including our ReadySet and the Streamline product lines, to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.
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
     Our System One in the critical care market competes against Gambro AB, Fresenius Medical Care AG, B. Braun and others. Our System One in the home market is currently the only portable system specifically indicated for use in the home market in the United States. However, on February 18, 2011 we learned that Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy in February 2011. Our product lines in the in-center market compete directly against products produced by Fresenius Medical Care AG, Gambro AB, Nipro, B. Braun, Baxter International, JMS CO., LTD and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices. In addition to the recent clearance of the Fresenius 2008K At Home for use in home chronic therapy, Baxter International has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, and has recently indicated that it commenced an IDE clinical study seeking to support the clearance of DEKA’s new home hemodialysis in the US. Baxter International has publicly indicated that it had temporarily suspended its U.S. IDE study shortly after the study commenced, and that it expects to recommence the study later this year. Baxter International has indicated that it hopes to obtain regulatory approval for DEKA’s system in Europe in 2012, and to submit for regulatory approval for a nocturnal indication in the U.S. in 2013. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth. We also are unable to predict what impact the recent clearance of a Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
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
     Global macro economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, there is no assurance that future economic changes or global uncertainties would not negatively impact our business, especially the manner and pace in which we sell equipment in the System One segment or delay equipment placements. Hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Further, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.
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
     For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock. The reduction of revenues recorded in connection with these warrants was not significant during the three or nine months ended September 30, 2011. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.
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
     As our business continues to grow, we will need to expand our manufacturing, product distribution, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls, reporting systems and procedures and management resources. Our rationalization and consolidation of our manufacturing activities will place additional burdens on the existing infrastructure at our plants, particularly at our manufacturing facility in Tijuana Mexico. If we are unable to continue to grow and improve our information technology infrastructure, operational, financial and management controls, reporting systems and procedures and management resources, our ability to run our business efficiently and effectively could be impaired.

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
     We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations . As we make these changes, we are also more exposed to risks relating to product quality and reliability until the manufacturing processes mature. In May 2011, we agreed not to renew our supply and distribution agreement with Kawasumi and we are currently working to consolidate all of our bloodline supply in our manufacturing facility in Tijuana Mexico in order to achieve long term margin improvements and other efficiencies. Recently, we also agreed not to renew our agreements with the Entrada Group, through which we have access to our Fresnillo Mexico facility. As a result of this decision, we will now be consolidating our equipment manufacturing and service activities, which have been conducted in Fresnillo, into our manufacturing facility in Tijuana Mexico. These transitions could expose us to product quality and reliability issues. Like all transitions of this nature, these transitions will also lead us to incur additional costs in the short term, which will negatively impact our gross profits in the short term.
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
     We depend upon a number of single-source suppliers for some of the raw materials and components we use in our products. We also depend upon one single-source supplier for certain of our finished goods and a single-vendor for sterilization services. Our most critical single-source supply relationships are with Membrana and Kawasumi. Membrana is our sole supplier of the fiber used in our filters for System One products. Kawasumi is our only supplier of needles that we sell to our customers. Our dependence upon these and other single-source suppliers of raw materials, components, finished goods and sterilization services, as well as our dependence on our manufacturing facilities, exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables to continue their therapy.
     Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time and disruption. In the case of Membrana, for fiber, we are contractually prevented from obtaining an alternative source of fiber for our System One products. Our relationship with Asahi could afford us back-up supply in the event of an inability to supply by Membrana, however, switching to Asahi fiber at this time would likely entail significant delays and difficulties. We do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States. Additionally, the performance of Asahi fiber in our System One has not yet been validated. We purchase all of our needles, and, until recently, a significant amount of our bloodlines, from Kawasumi. Kawasumi’s contractual obligation to manufacture bloodlines expires in February 2012, and recent flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand will prevent Kawasumi from supplying any further bloodlines to us prior to the expiration of that agreement. Although we have recently been successfully transitioning bloodline supply from Kawasumi to our Tijuana Mexico manufacturing facility, and we believe that we can manufacture at this facility any products ordered from Kawasumi that it is now not able to supply, there is no guarantee that we will not experience any interruption in our ability to supply Streamline or ReadySet bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles to us is, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, or in the event of any inability of Kawasumi to supply, we may not have enough needle supply to meet the demands of our customers. Presently, the flooding experienced by Kawasumi at its bloodline manufacturing facility in Thailand has not impacted its needle manufacturing operations. However, there can be no assurance that its operations will not be impacted by the floods or by any other event which could lead to an interruption in supply. We maintain a limited extra supply of needles to mitigate against the risk of any intermittent shortfalls in needle supply, but do not have sufficient quantities to address any significant interruption in Kawasumi’s ability to supply our forecasted demand for needles. Any significant interruption in our key single source suppliers’ ability to supply products to us would impair our business, at least in the near term.
     We manufacture filters only at our facility in Germany. We manufacture our System One cartridges and related disposables and Medisystems bloodlines only at our facility in Tijuana Mexico. With the planned termination of our relationship with Entrada, we will soon only manufacture and service our equipment at the same Tijuana Mexico facility. We perform most of our molding activities at our facility in Italy. The loss of any of these facilities due to fire, flood, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. As we consolidate bloodline and equipment manufacturing and equipment service to our facility in Tijuana, Mexico, the risks associated with the loss of that facility for any reason are significantly increased.
Our In-Center segment relies heavily upon third-party distributors.
     We sell the majority of our In-Center segment products through several distributors, which collectively accounted for substantially all of In-Center revenues during the three and six months ended September 30, 2011 and 2010, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2012. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.
Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
     Our blood tubing set business has historically been a commodities business. Prior to the Medisystems Acquisition, Medisystems competed favorably and gained share through the development of a high quality, low-cost, standardized blood tubing set, which could be used on several different dialysis machines. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the United States dialysis services industry, with Fresenius and DaVita collectively controlling approximately two-thirds of the United States dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our current In-Center segment products or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.
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
     Our products are medical devices subject to extensive regulation in the United States and in foreign markets we may wish to enter. To market medical devices in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, we completed an approval IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study. Nevertheless, the FDA notified us that their standards for what will be required for a home nocturnal clearance may have changed from what was required in our approved IDE. The FDA did not clear our 510(k) application for home nocturnal use, and we continue to evaluate next steps in determining a pathway to clearance for our System One for nocturnal use. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance that this or other clearances or approvals might be obtained. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. New draft guidance issued by FDA suggests that modifications to the FDA’s process will soon be made. Any changes in regulatory policies could have an adverse affect on our ability to gain regulatory clearance, sell, and promote our products and our business as a whole.
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
     We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. We face similar requirements outside of the U.S. where our products are distributed. If we manufacture or supply products with manufacturing errors, design defects and/or labeling inadequacies, or if we fail to comply with any applicable regulatory requirements, we could be subject to an enforcement action by the FDA or other regulatory agency, which may include any of the following:
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
     Any of these events could impair our business, at least in the near term, and certain of these events would materially harm our business.
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
Failure to meet applicable technical product standards and directives would prevent us from marketing our products globally.
     We must comply with numerous and varying technical standards and directives in order to market our products globally. Standard setting bodies such as UL, AAMI, and IEC routinely review and modify their standards. One such technical standard, IEC 60601-1, was recently updated, with mandatory adoption dates in Europe of June 2012, and the U.S. in July 2013. We continue to have ongoing and active development programs to ensure that we meet all requisite standards, but failure to meet the dates required for compliance with the new IEC 60601-1 standards , or any new standards or directives introduced in the future, could negatively affect our business.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 55,136,629 shares of common stock outstanding as of September 30, 2011. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 551,366 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.
     At September 30, 2011, subject to certain conditions, holders of an aggregate of approximately 9 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.
     As of September 30, 2011, 10,248,937 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan, outstanding stock options and unvested restricted stock units. As of September 30, 2011, 1,209,587 shares were subject to unvested restricted stock units and 5,550,615 shares were subject to outstanding options, of which 3,839,531 shares were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
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
Our executive officers and directors own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     Our directors and executive officers, together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 18% of our outstanding common stock. David S. Utterberg holds approximately 9% of our outstanding common stock. Although these numbers are lower than they have been historically, due to certain recent selling by larger affiliated stockholders, these stockholders, if acting together, may nevertheless still have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:
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

Item 6.	Exhibits

Exhibit
Number

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

November 3, 2011