Form 10-K
period 2011-12-31
NxStage Medical, Inc.
filed 2012-02-29
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $929 million, as of June 30, 2011, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2011.

There were 55,735,858 shares of the registrant’s common stock outstanding as of the close of business on February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 24, 2012 are hereby incorporated by reference in response to Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

NXSTAGE MEDICAL, INC.

2011 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the United States, or U.S., and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; the timing and success of our initiatives to improve our gross profit as a percentage of revenues; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study and other ongoing clinical studies evaluating home and/or daily, more frequent hemodialysis; expectations as to the continued availability of raw materials, components, and finished goods, including from key single source suppliers; expectations with respect to our ability to supply on a timely and uninterrupted basis all products ordered by our customers; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed below in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report.

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

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets. We believe our largest product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.

ESRD, which affects over 550,000 people in the U.S. and 2 million people worldwide, is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream and, unless the patient receives a kidney transplant, is required for the remainder of the patient’s life. Approximately 70% of ESRD patients in the U.S. rely on life-sustaining dialysis treatment. Hemodialysis, the most widely prescribed type of dialysis, typically consists of treatments in a dialysis clinic three times per week, with each session lasting three to five hours. Approximately 8% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home, most of whom treat themselves with peritoneal dialysis, or PD, although surveys of physicians and healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. We believe that approximately 10-15% of the over 385,000 U.S. ESRD patients currently receiving dialysis treatment, would be appropriate candidates for home hemodialysis with the NxStage System One. Clinical data also suggests that hemodialysis therapy administered five or six times per week, commonly referred to as daily or more frequent therapy, better mimics the natural functioning of the human kidney and can lead to improved clinical outcomes, including lower mortality and improved survival, significant improvements in left ventricular mass, reductions in antihypertensive medications, reduced fluid overload, reduced depression and improvements in health-related quality of life. We believe there is an unmet need for a hemodialysis system that allows more frequent and easily administered therapy at home and have designed our system to address this and other kidney replacement markets. Given the clinical and quality of life benefits associated with more frequent hemodialysis therapy, nearly all of our System One patients in the home market receive treatment between five or six times a week.

Measuring a little over a foot tall, the System One is the smallest commercially available hemodialysis system. It consists of a compact, portable and easy-to-use cycler, disposable drop-in cartridge and high purity premixed fluid. The System One has a self-contained design and simple user interface making it easy to operate by a trained patient and his or her trained partner in any setting prescribed by the patient’s physician. Unlike traditional dialysis systems, our System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Patients can bring the System One home, plug it in to a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems. Because of its portability, patients also have the freedom to travel with the System One. We market the System One to dialysis clinics for chronic home hemodialysis treatment. The clinics in turn provide the System One to ESRD patients.

We also market the System One to hospitals for treatment of acute kidney failure and fluid overload. It is estimated that there are over 200,000 cases of acute kidney failure in the U.S. each year. The clinical flexibility of our System One, coupled with its ease-of-use and portability, make our system well suited for hospital critical care environments.

In addition to the System One, we sell a line of extracorporeal disposable products for use primarily for in-center dialysis treatments for patients with ESRD. These products, which we obtained in connection with our October 2007 acquisition of Medisystems Corporation which we refer to as the Medisystems Acquisition, include hemodialysis blood tubing sets, A.V. fistula needles and apheresis needles. Medisystems has been selling products to dialysis centers for the treatment of ESRD since 1981, and has achieved leading positions in the U.S. market for both hemodialysis blood tubing sets and AV fistula needles. Streamline, our next generation blood tubing set product, which was introduced in 2007, is designed to provide improved patient outcomes and lower costs to dialysis clinics. Our needle products line includes AV fistula needles incorporating safety features, first introduced in 1995, including PointGuard Anti-Stick Needle Protectors and MasterGuard technology, and ButtonHole needles, first introduced in 2002.

For the year ended December 31, 2011, our revenues were $217.3 million and we incurred a net loss of $21.4 million. As of December 31, 2011, we had cash and cash equivalents of $102.9 million, total assets of $291.7 million, long-term debt of $43.2 million and total stockholders’ equity of $151.2 million.

Since inception, we have incurred negative operating margins and losses every quarter. At December 31, 2011, we had an accumulated deficit of approximately $329.8 million. While we have achieved positive gross margins for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross margins will improve or, if they do improve, the rate at which they will improve. Continued improvements in gross margins are dependent on many factors, including growing revenues, reducing costs of revenues by lowering manufacturing costs, implementing design and process improvements, obtaining better purchasing terms and prices and increasing reliability of our products. Additionally, we expect our operating expenses to continue to increase as we grow our business. Our ability to become profitable and, its timing and sustainability, depend principally upon continued improvements in gross margins, growing revenues, and leverage of our operating infrastructure including any investment in selling and marketing or research and development activities.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long-term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profit, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.

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

Our Products and Services

The System One

Our primary product, the NxStage System One, is a small, portable, easy-to-use hemodialysis system. Sales of the System One and related disposables accounted for approximately 66%, 64% and 58% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ReadySet & Streamline

The ReadySet blood tubing set was introduced for use in hemodialysis in 1993. Historically, sales of ReadySet represented the majority of our blood tubing set sales and accounted for approximately 9%, 15% and 19% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively. Streamline was introduced in 2007, as our next generation blood tubing set product. We are in the process of completing the transition of nearly all of our end users to our next generation Streamline product. Streamline sales have grown to represent approximately 80% of our blood tubing sets shipped at the end of 2011 and we expect it to represent nearly all of our blood tubing sets sold in the future. Streamline features an efficient and airless design intended to result in superior clinical and economic performance and is designed to reduce treatment time, minimize waste and optimize dose delivery. Streamline also includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy, which is intended to facilitate a clinician’s ability to satisfy Occupational Safety and Health Administration, or OSHA, anti-stick requirements. Sales of our Streamline product accounted for approximately 11% of our total sales for the year ended December 31, 2011.

AV Fistula and Apheresis Needles

Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. A significant amount of our needles sold are branded MasterGuard, and include our Fingershield® anchor designed to protect the operator from inadvertent needle stick injury. We also offer ButtonHole needles, first introduced in 2002, for hemodialysis therapies as an alternative to our AV fistula needles with MasterGuard. This needle is used by patients that employ “the constant-site technique”, whereby a fistula needle is inserted in the same place each treatment. Published clinical experience suggests that the incidence of pain, hematoma, and infiltrations at the needle insertion site can be reduced by utilizing the constant-site technique. Our ButtonHole AV fistula needle has an anti-stick, dull bevel design well-suited for the constant-site technique, while also being designed to reduce the risk of accidental needle sticks. Sales of needles accounted for approximately 11%, 12% and 14% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

System One

We began marketing the System One to perform hemodialysis for ESRD patients in September 2004, and we began marketing our System One specifically for home use in July 2005, after the System One was cleared by the FDA for home hemodialysis. We market the System One to independent dialysis clinics as well as dialysis clinics that are part of national or regional chains, providing clinics with improved access to a developing market, the home hemodialysis market, and the ability to expand their patient base by adding home-based patients without adding clinic infrastructure. As Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at-home, in-clinic or with a kidney transplant, we do not sell the System One directly to patients.

For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment. A majority of our sales to customers in the home market include the purchase rather than the rental of System One equipment. Our two largest customers in the home market, DaVita and Fresenius, purchase rather than rent all or nearly all of their System One equipment. After selling or renting a System One to a clinic, our clinical educators train the clinic’s nurses and dialysis technicians on the proper use of the System One using proprietary training materials. We are not responsible for, and do not provide patient training. We rely on our customers’ trained technicians and nurses to train home patients, their partners and other technicians and nurses using the System One.

Patient training takes place at the clinic primarily during the patient’s prescribed, often daily, two to three hour treatment sessions. Training typically takes two to three weeks and includes basic instruction on ESRD, the operation of the System One and the insertion by the patient or their partner of needles into the patient’s vascular access site. Training sessions are presently reimbursed by Medicare or private insurance.

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

We primarily sell the System One cycler to customers in the critical care market; we also sell related disposable cartridges and treatment fluids necessary to perform dialysis treatment. After selling or renting a System One to a hospital, our clinical educators generally train the hospital’s intensive care unit, or ICU, and acute dialysis nurses on the proper use of the System One using our proprietary training materials. We then rely on the trained nurses to train other nurses. By adopting this “train the trainer” approach, our sales nurses do not need to return to the hospital each time a new nurse needs to be trained. We also sell one-and two-year service contracts following the expiration of our standard one-year warranty period for System One hardware. We sell a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting.

Ownership of U.S. dialysis clinics is highly consolidated. While there are over 5,500 Medicare-certified dialysis outpatient facilities in the United States, DaVita and Fresenius in the aggregate control approximately two-thirds of U.S. dialysis market. Smaller chains and independent clinics and hospitals comprise the remaining market.

DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented approximately 31%, 34% and 38% of our System One segment revenues during 2011, 2010 and 2009, respectively. Further, DaVita constitutes over 40% of our home hemodialysis patients.

In July 2010, we entered into a First Amended and Restated National Service Provider Agreement, or the Amended Agreement, with DaVita expiring on June 30, 2013. The Amended Agreement supersedes our earlier agreement with DaVita entered into on February 7, 2007. Pursuant to the terms of the Amended Agreement, we agreed to continue to supply to DaVita the System One and PureFlow SL and related supplies for home hemodialysis therapy and DaVita committed to continue to purchase, rather than rent, nearly all of its future System One equipment needs. After June 30, 2013, the term of the Amended Agreement may be automatically extended on a monthly basis unless terminated by either party pursuant to the Amended Agreement.

The Amended Agreement includes a modest increase to DaVita’s pricing from the levels under the original 2007 agreement, and continues DaVita’s right to receive most favored nation pricing for the System One and related supplies for home hemodialysis therapy, subject to certain requirements, including DaVita achieving certain System One home patient growth targets. In addition, under the Amended Agreement, DaVita is eligible for pricing discounts based upon the achievement of certain System One home patient growth targets (reflecting home patients who have remained on continuous home hemodialysis therapy for at least three full months with the System One) at June 30, 2011, 2012 and 2013, and which further require DaVita to continue to grow its home patient census every six months during the term of the Amended Agreement. In order to conserve our cash, the pricing discount was structured to be paid as a warrant, in lieu of cash. The Amended Agreement provides for a range of warrant levels that may be earned based on DaVita and NxStage System One home patient targets. Under this tiered structure, DaVita was required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent from the level at the time of entering into the agreement in order to obtain any discount, while achieving the highest discount would require a significant increase above that. If all tiers of discounts are achieved, the Amended Agreement provides that DaVita may earn warrants to purchase up to 5.5 million shares of our common stock. At December 31, 2011, 5% of this amount has been earned based on the achievement of certain performance targets at June 30, 2011 and 3% has expired, unearned. The warrants have an exercise price of $14.22 per share, are non-transferable and must be exercised in cash.

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

In-center

We sell primarily blood tubing sets and needles to customers in the in-center market. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national or regional chains. Although in many instances we have direct contractual relationships with our customers, the majority of our sales in this market are made through distributors in order to leverage national networks, shipping efficiencies and existing customer relationships. We plan our manufacturing and distribution activities based on distributor purchase orders. Finished goods are shipped directly to distributor warehouses. We support distributor selling and marketing efforts with brand marketing support and a team of clinical educators who assist with clinical in-service activities.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Henry Schein, Inc., or Henry Schein, and Gambro Renal Products, Inc., or Gambro. Revenues from Henry Schein represented approximately 38%, 44% and 66% of our In-Center segment revenues during 2011, 2010 and 2009, respectively. Revenues from Gambro represented approximately 40%, 36% and 14% of our In-Center segment revenues during 2011, 2010 and 2009, respectively. Our distribution agreement with Henry Schein will expire in April 2013, unless extended at the mutual agreement of the parties. Our distribution agreement with Gambro will expire in July 2014.

DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues during 2011, 2010 and 2009. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s U.S. dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets to DaVita.

International

Historically, we have focused nearly all of our sales and marketing efforts in the U.S. In 2009 we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. Finished goods are shipped directly to distributor warehouses. The distributors sell or rent our products to dialysis providers or hospitals. Currently, distributors handle marketing, patient and clinic training and equipment servicing and repair. To date, our international sales have been quite limited, and we are still very early in our international commercialization efforts.

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

In the home market we use a depot service model for equipment servicing and repair while we generally service equipment sold to customers in the critical care market in the field. For our home market customers, if a device requires repair, we arrange for a replacement device to be shipped to the site of care, whether it is a patient’s home or clinic and for pick up and return to us of the system requiring service. This shipment is done by common carrier, and, as there are no special installation requirements, the patient or clinic can quickly and easily set up the new machine. The nature of the hospital critical care settings, coupled with the practices of other ICU dialysis equipment suppliers, necessitates an option for on-site support for our systems installed in this environment, or for the use of a trained bio-med.

Competition

The dialysis therapy market is mature, consolidated and competitive. Our System One in the critical care market competes against Gambro, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, Baxter International, Inc., or Baxter, JMS and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offer products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales and distribution channels, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products that may afford them a significant competitive advantage.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility and performance.

We presently have the only portable product specifically cleared for home hemodialysis therapy in the U.S In February 2011, Fresenius, our second largest customer in the System One segment, with nearly all of these sales in the home market, obtained clearance to use its 2008K At Home hemodialysis system for use in home chronic therapy. There is also an increasing interest in the home hemodialysis market from other competitors. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, for the development of a new home hemodialysis system and now hopes to obtain regulatory approval for this new system in Europe in 2013 and regulatory approval in the U.S. in 2014. Baxter has commented that they have started the process to enroll patients in one of the clinical studies intended to support FDA clearance of this system. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth.

For the critical care market, we believe we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids. We believe we also compete favorably on the basis of clinical flexibility, given the System One’s ability to perform hemofiltration, hemodialysis and ultrafiltration. We believe we compete favorably in terms of cost-effectiveness for hospitals that perform continuous renal replacement therapies, or CRRT. In the fluid overload market, which is a very small component of our critical care market, drug therapy is currently the most common and preferred treatment. To date, ultrafiltration has not been broadly adopted and, if the medical community does not accept ultrafiltration as clinically useful, cost-effective and safe, we will not be able to successfully compete against existing pharmaceutical therapies and other device based technologies in the treatment of fluid overload.

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

Clinical Experience and Results

Significant clinical literature strongly supports that daily or more frequent hemodialysis therapy can lead to improved clinical outcomes, including lower mortality and improved survival, reduction in left ventricular mass, reduction in hypertension and use of antihypertensive medications, improved nutritional status, and overall improvement in quality of life, including improvements related to overall physical and mental health, depressive symptoms, sleep, restless legs syndrome and post-dialysis recovery time.

In early 2006, we enrolled the first patient in our post-market FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study, which is designed to quantify the clinical and economic benefits of daily home therapy administered to Medicare patients with the System One versus conventional thrice-weekly dialysis. The FREEDOM study is a prospective, multi-center, observational study, which will enroll up to 500 Medicare patients in up to 70 clinical centers. The study compares Medicare patients using the System One with a matched cohort of patients from the U.S. Renal Data System, or USRDS, patient database treated with traditional in-center thrice weekly dialysis, to help define differences in the cost of care and patient outcomes between the daily home setting and the dialysis clinic setting. Comparing the study group of patients using the System One to a USRDS database group matched in terms of demographics, co-morbidities, geography, number of years on dialysis and other key factors, should allow a valuable comparison to be made without the time and cost challenges of a crossover study, in which patients would be followed for a given time on each type of therapy.

Our goal is to provide further insights into more frequent dialysis and its cost-effectiveness as well as to confirm the significant reported potential benefits of daily therapy on patient quality of life and rehabilitation. Published U.S. government data estimates the total health care cost burden of a Medicare dialysis patient at over $81,000 annually, with dialysis services representing approximately 25% of this cost, and the cost of hospitalizations, drugs and physician fees representing nearly 60%.

Interim four and twelve month results from our ongoing FREEDOM study show daily home hemodialysis treatment made possible by the System One therapy significantly improves select measures of patient quality-of-life as compared to conventional, thrice-weekly in-center treatment. Specific improvements identified to date include a reduction in post dialysis recovery time (the average time to resume normal activity), returning significant quality time to patients each week. Other benefits include a reduction in depressive symptoms, improvements in select physical and mental health quality of life domains, a reduction in antihypertensive medications, improvements in sleep and restless legs syndrome and improvements in overall quality of life and physical intimacy. These results have been published in major peer review journals including the Journal of the American Society of Nephrology and the American Journal of Kidney Disease.

In a recent NxStage-funded study of Medicare patients starting NxStage home hemodialysis therapy from 2005-2007 (n=1,873) compared to traditional in-center dialysis patients during the same period (n=9,365), risk of death was found to be significantly lower, and 3 year survival significantly higher, in the NxStage population versus the matched in-center hemodialysis cohort. This study was published in the Journal of the American Society of Nephrology in early 2012.

The Frequent Hemodialysis Network (FHN) Trial Group (2010) conducted a randomized clinical trial to determine whether increasing hemodialysis frequency would result in beneficial changes in left ventricular mass, self-reported physical health, and other intermediate outcomes among patients undergoing maintenance hemodialysis. Patients were randomly assigned to undergo hemodialysis six times per week (frequent hemodialysis, 125 patients) or three times per week (conventional hemodialysis, 120 patients) for 12 months. The investigators concluded that frequent hemodialysis, as compared with conventional hemodialysis, was associated with favorable results with respect to the composite outcomes of death or change in left ventricular mass and death or change in a physical-health composite score but prompted more frequent interventions related to vascular access.

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

Research and Development

Our research and development organization has focused on developing innovative technical approaches that address the limitations of current dialysis systems and disposable products. Our development team has skills across the range of technologies required to develop and maintain dialysis systems and products. These areas include filters, tubing sets, mechanical systems, fluids, software and electronics. In response to physician and patient feedback and our own assessments, we are continually working on enhancements to our product designs to improve ease-of-use, functionality, reliability and safety and to reduce product cost. In addition, we are engaged in development activities focused around our next generation system for home hemodialysis. We also seek to develop new products that supplement our existing product offerings and intend to continue to actively pursue opportunities for the research and development of complementary products.

For the years ended December 31, 2011, 2010 and 2009, we incurred research and development expenses of $14.4 million, $12.9 million and $9.8 million, respectively.

Intellectual Property

We seek to protect our investment in the research, development, manufacturing and marketing of our products through the use of patent, trademark, copyright and trade secret law. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business both in the U.S. and abroad. We also have domestic and foreign pending patent applications.

Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of the patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.

The following table lists all of our issued U.S. and international patents own by us as of December 31, 2011.

Patent No.	Regime	Title	Issue Date	Expiration Date
5266072	US	Guarded Winged Needle Assembly	11/30/1993	9/21/2012
5328461	US	Blow Molded Venous Drip Chamber For Hemodialysis	7/12/1994	7/12/2011
5330425	US	Blow Molded Venous Drip Chamber For Hemodialysis	7/19/1994	4/30/2012
2064749	CA	Universal Connector	10/18/1994	6/6/2011
5360395	US	Pump Conduit Segment Having Connected, Parallel Branch Line	11/1/1994	12/20/2013
5385372	US	Luer Connector With Integral Closure	1/31/1995	1/8/2013
5433703	US	Guarded Winged Needle Assembly	7/18/1995	7/18/2012
5520640	US	Blood Air Trap Chamber	5/28/1996	5/28/2013
5562636	US	Needle Protector Sheath	10/8/1996	7/15/2014
5562637	US	Needle Protector Sheath	10/8/1996	7/15/2014
5643190	US	Flow-Through Treatment Device	7/1/1997	1/17/2015
5704924	US	Easy Use Needle Protector Sheath	1/6/1998	1/11/2016
5772638	US	Protector For Needle	6/30/1998	9/17/2016
5772638	US	Protector For Needle	6/30/1998	9/17/2016
5772624	US	Reusable Blood Lines	6/30/1998	7/20/2015
5817043	US	Flow-Through Treatment Device	10/6/1998	1/17/2015
5824213	US	Separable Hemodialysis System	10/20/1998	9/7/2014
5895368	US	Blood Set Priming Method And Apparatus	4/20/1999	9/23/2016
5895571	US	Separable Hemodialysis System Connected By A Movable Arm	4/20/1999	9/7/2014
5951870	US	Automatic Priming Of Blood Sets	9/14/1999	10/21/2017
5951529	US	Needle Protector Sheath	9/14/1999	7/15/2014
5980741	US	Bubble Trap With Flat Side Having Multipurpose Supplemental Ports	11/9/1999	8/1/2017
5983947	US	Docking Ports For Medical Fluid Sets	11/16/1999	3/3/2017
6010623	US	Bubble Trap With Flat Side	1/4/2000	8/1/2017
6019824	US	Bubble Trap Chamber	2/1/2000	6/9/2018
6042570	US	Needle Point Protection Sheath	3/28/2000	2/11/2019
6051134	US	Bubble Trap Having Common Inlet/Outlet Tube	4/18/2000	3/28/2017
717410	AU	Easy Use Needle Protector Sheath	7/6/2000	12/20/2016

Patent No.	Regime	Title	Issue Date	Expiration Date
6089527	US	Squeeze Clamp For Flexible Tubing	7/18/2000	10/3/2017
3103938	JP	Universal Connector	9/1/2000	6/6/2011
6113062	US	Squeeze Clamp	9/5/2000	1/28/2019
6117342	US	Bubble Trap With Directed Horizontal Flow And Method Of Using	9/12/2000	11/26/2016
6165149	US	Reusable Blood Lines	12/26/2000	7/20/2015
6177049	US	Reversing Flow Blood Processing System	1/23/2001	6/10/2018
6187198	US	Automatic Priming Of Connected Blood Sets	2/13/2001	10/21/2017
6193694	US	Needle Point Protection Sheath	2/27/2001	2/11/2019
6196519	US	Squeeze Clamp For Flexible Tubing	3/6/2001	10/3/2017
6206954	US	Blood Set And Chamber	3/27/2001	5/13/2018
4301729	JP	Automatic Priming Of Blood Sets	5/1/2001	10/13/2018
6254567	US	Flow-Through Peritoneal Dialyzer System And Methods With On-Line Dialysis Solution Regeneration	7/3/2001	2/23/2020
6290665	US	Blood Set Priming Method And Apparatus	9/18/2001	9/23/2016
6299589	US	Flow-Through Treatment Method	10/9/2001	1/17/2015
6319465	US	Reversing Flow Blood Processing System Having Reduced Clotting Potential	11/20/2001	6/3/2019
6344139	US	Arterial And Venous Blood Tubing Set	2/5/2002	10/21/2017
743310	AU	Automatic Priming Of Blood Sets	5/9/2002	10/13/2018
6387069	US	Blood Set Priming Method And Apparatus	5/14/2002	9/23/2016
743589	AU	Needle Point Protector Sheath	5/16/2002	2/9/2020
6440095	US	Pump Segment Having Connected Parallel Branch Line	8/27/2002	12/31/2015
6464878	US	Automatic Priming Of Blood Sets	10/15/2002	10/21/2017
6517508	US	Set For Blood Processing	2/11/2003	11/3/2019
6517522.0	US	Tubular Intravenous Set	2/11/2003	4/3/2020
6517522	US	Tubular Intravenous Set	2/11/2003	4/3/2020
6530911	US	Set With Angled Needle	3/11/2003	6/28/2020
000023148-0001	EU	Blood Treatment Machine And Parts Thereof	4/1/2003	4/1/2028
6554789	US	Layered Fluid Circuit Assemblies And Methods For Making Them	4/29/2003	2/14/2017
6572641	US	Devices For Warming Fluid And Methods Of Use	6/3/2003	4/9/2021
6572576	US	Method And Apparatus For Leak Detection In A Fluid Line	6/3/2003	7/7/2021
6579253	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	6/17/2003	2/25/2020
6582385	US	Hemofiltration System Including Ultrafiltrate Purification And Re-Infusion System	6/24/2003	2/20/2018
6589482.0	US	Extracorporeal Circuits For Performing Hemofiltration Employing Pressure Sensing Without An Air Interface	7/8/2003	2/14/2017
6595943	US	Systems And Methods For Controlling Blood Flow And Waste Fluid Removal During Hemofiltration	7/22/2003	2/14/2017
6595965	US	Needle Protector Sheath	7/22/2003	7/15/2014

Patent No.	Regime	Title	Issue Date	Expiration Date
6596234	US	Reversing Flow Blood Processing System	7/22/2003	3/14/2019
6616635	US	Tubular Intravenous Set	9/9/2003	7/26/2020
6620119	US	Reusable Blood Lines	9/16/2003	11/12/2015
6638478.0	US	Synchronized Volumetric Fluid Balancing Systems And Methods	10/28/2003	2/14/2017
6638477	US	Fluid Replacement Systems And Methods For Use In Hemofiltration	10/28/2003	2/25/2020
6649063	US	Method For Performing Renal Replacement Therapy Including Producing Sterile Replacement Fluid In A Renal Replacement Therapy Unit	11/18/2003	7/12/2021
6666839	US	Method of Using Reusable Blood Lines	12/23/2003	7/20/2015
6673314	US	Interactive Systems And Methods For Supporting Hemofiltration Therapies	1/6/2004	2/14/2017
6685680	US	Tapered Intravenous Cannula	2/3/2004	4/20/2019
6695807	US	Blood Flow Reversing System	2/24/2004	1/18/2022
6702561	US	Devices And Methods For Potting A Filter For Blood Processing	3/9/2004	7/12/2021
6743193	US	Hermetic Flow Selector Valve	6/1/2004	7/17/2021
6755801	US	Dialysis Pressure Monitoring With Clot Suppression	6/29/2004	11/8/2019
6830553	US	Blood Treatment Systems And Methods That Maintain Sterile Extracorporeal	12/14/2004	2/14/2017
6852090	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow	2/8/2005	2/14/2017
6872346	US	Method And Apparatus For Manufacturing Filters	3/29/2005	3/20/2023
6955655	US	Hemofiltration System	10/18/2005	2/14/2017
969887	GB	Hemofiltration System	11/16/2005	2/5/2018
6979309	US	Systems And Methods For Performing Blood Processing And/or Fluid Exchange Procedures	12/27/2005	2/14/2017
7004924	US	Methods, Systems, And Kits For The Extracorporeal Processing Of Blood	2/28/2006	2/11/2018
7025744	US	Injection Site For Male Luer Or Other Tubular Connector	4/11/2006	10/4/2022
7025750	US	Set For Blood Processing	4/11/2006	1/7/2020
7040142	US	Method And Apparatus For Leak Detection In Blood Circuits Combining External Fluid Detection And Air Infiltration Detection	5/9/2006	1/4/2022
3809563	JP	Easy Use Needle Protector Sheath	6/2/2006	12/20/2016
7056308	US	Medical Device With Elastomeric Penetrable Wall And Inner Seal	6/6/2006	11/1/2022
7087033	US	Method And Apparatus For Leak Detection In A Fluid Line	8/8/2006	7/9/2024
3843414	JP	Closure Needle Protector Sheath	8/25/2006	7/5/2015
7112273	US	Volumetric Fluid Balance Control For Extracorporeal Blood Treatment	9/26/2006	9/26/2023
7147613	US	Measurement Of Fluid Pressure In A Blood Treatment Device	12/12/2006	2/14/2017
7166084	US	Blood Set Priming Method And Apparatus	1/23/2007	7/22/2017

Patent No.	Regime	Title	Issue Date	Expiration Date
2306829	CA	Automatic Priming Of Blood Sets	5/1/2007	10/13/2018
7214312	US	Fluid Circuits, Systems, And Processes For Extracorporeal Blood Processing	5/8/2007	7/12/2021
7226538	US	Fluid Processing Apparatus	6/5/2007	7/13/2021
7267658	US	Renal Replacement Therapy Device For Controlling Fluid Balance Of Treated Patient	9/11/2007	2/24/2018
7300413	US	Blood Processing Machine And System Using Fluid Circuit Cartridge	11/27/2007	5/4/2021
2153091	CA	Needle Protector Sheath	1/29/2008	6/30/2015
7338460	US	Blood Processing Machine Fluid Circuit Cartridge	3/4/2008	6/9/2018
7337674	US	Pressure Detector For Fluid Circuits	3/4/2008	6/14/2024
7347849	US	Modular Medical Treatment Replaceable Component	3/25/2008	6/30/2018
4118233	JP	Method And Apparatus For Leak Detection In A Fluid Line	5/2/2008	7/8/2022
4117505	JP	Flow-Through Treatment Device	5/2/2008	7/17/2017
7419597	US	Fluid, Circuits, Systems, And Processes For Extracorporeal Blood Processing	9/2/2008	7/12/2021
7470265	US	Dual Access Spike For Infusate Bags	12/30/2008	1/11/2024
7473238	US	Hemofiltration Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions	1/6/2009	8/11/2020
7544300	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	6/9/2009	1/7/2024
602004022	DE	Preparing Replacement Fluid	6/24/2009	1/7/2024
602004022	GB	Preparing Replacement Fluid	6/24/2009	1/7/2024
7569047	US	Medical Device With Elastomeric Penetrable Wall	8/4/2009	11/11/2024
7588684	US	Systems And Methods For Handling Air And/or Flushing Fluids In A Fluid Circuit	9/15/2009	7/13/2021
7591804	US	Short-Winged Needle And Guard	9/22/2009	5/24/2027
4387631	JP	Layered Fluid Circuit Assemblies And Methods For Making Them	10/9/2009	11/29/2020
4416368	JP	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	12/4/2009	11/29/2020
4416797	JP	Improved Methods And Apparatus For Leak Detection In Blood Processing Systems	12/4/2009	11/5/2024
1235612	DE	Synchronized Volumetric Fluid Balancing Systems And Methods	1/13/2010	11/29/2020
1235612	GB	Synchronized Volumetric Fluid Balancing Systems And Methods	1/13/2010	11/29/2020
1631152	DE	Method And Apparatus For Manufacturing Filters [2006/10]	3/10/2010	3/19/2024
1631152	FR	Method And Apparatus For Manufacturing Filters [2006/10]	3/10/2010	3/19/2024
1631152	GB	Method And Apparatus For Manufacturing Filters [2006/10]	3/10/2010	3/19/2024

Patent No.	Regime	Title	Issue Date	Expiration Date
1631152	IT	Method And Apparatus For Manufacturing Filters [2006/10]	3/10/2010	3/19/2024
1691882	DE	Method And Apparatus For Manufacturing Filters [2006/10]	3/10/2010	3/19/2024
7686778	US	Waste Balancing For Extracorporeal Blood Treatment Systems	3/30/2010	7/7/2026
7749393	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	7/6/2010	1/7/2024
7758082	US	Fluid Line Connector Safety Device	7/20/2010	5/5/2028
7771379	US	Functional Isolation Of Upgradeable Components To Reduce Risk In Medical Treatment Devices	8/10/2010	2/4/2023
2530440	CA	Medical Device With Elastomeric Penetrable Wall And Inner Seal	8/10/2010	6/28/2024
2012906	DE	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
2012906	FR	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
2012906	GB	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
2012906	IT	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
7776001	US	Registration Of Fluid Circuit Components In A Blood Treatment Device	8/17/2010	10/28/2023
7776219	US	Methods, Devices, And Systems For Hemodilution	8/17/2010	8/11/2021
7780619	US	Blood Treatment Apparatus	8/24/2010	2/14/2017
7790043	US	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	9/7/2010	7/13/2021
1691882	DE	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1691882	FR	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1691882	GB	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1691882	IT	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1425063	DE	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1425063	FR	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1425063	GB	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1425063	IT	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1838356	DE	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
1838356	FR	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
1838356	GB	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
1838356	IT	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026

Patent No.	Regime	Title	Issue Date	Expiration Date
2593580	CA	Filtration System For Preparation Of Fluids For Medical Applications	11/23/2010	1/9/2026
1235613	DE	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1235613	FR	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1235613	GB	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1235613	IT	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
7892208	US	Medical Tubing Set Sheath	2/22/2011	6/12/2028
7901579	US	Blood Treatment Dialyzer/Filter For Permitting Gas Removal	3/8/2011	3/1/2026
4734343	JP	Filtration System For Preparation Of Fluids For Medical Applications	4/28/2011	1/9/2026
4739019	JP	Injection Site For Male Luer Or Other Tubular Connector	5/13/2011	10/2/2023
7976711	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	7/12/2011	1/7/2024
8002727	US	Methods And Apparatus For Leak Detection In Blood Processing Systems	8/23/2011	9/24/2026
8042838	US	Fluid Line Connector Safety Device	10/25/2011	12/5/2027
8092414	US	Diaphragm Pressure Pod For Medical Fluids	1/10/2012	12/12/2029

In addition to the issued patents and pending patent applications owned by us, in the U.S. and selected non-U.S. markets, we possess trade secrets and proprietary know-how relating to our products. Any of our trade secrets, know-how or other technology not protected by a patent could be misappropriated, or independently developed by, a competitor and could, if independently invented and patented by a competitor, under some circumstances, be used to prevent us from further use of such information, know-how or technology.

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

Manufacturing

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. We manufacture System One equipment and disposables and In Center bloodlines and service System One equipment at our facility in Tijuana Mexico. We manufacture our filters at our facility in Germany. We perform a majority of our molding activities at our facility in Italy. We have recently decided to close our facility in Fresnillo Mexico where we historically produced and serviced System One equipment. Activities at this facility will cease during the first half of 2012 after the transition of activities to our Tijuana Mexico facility. We outsource the manufacture of premixed dialysate, needles, and some components.

We have single-source suppliers for a number of raw materials and components as well as finished goods and sterilization services. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to product supply delays. Where obtaining a second source is more difficult, we have tried to establish supply agreements that better protect our continuity of supply, although we do not have supply agreements with all of our single-source suppliers. Where we have no agreements in place, where economically feasible, we work to maintain enough inventory of the single-sourced component to allow us to satisfy our requirements for the component while we secure an alternative source of supply. Two of our most critical single source supply relationships are with Membrana GmbH, or Membrana, and Kawasumi Laboratories, or Kawasumi.

Membrana supplies the fibers used in the filters pre-attached to our System One cartridges. In 2007, we granted Membrana exclusive supply rights under a ten year contract scheduled to expire in 2017. We also have the right to obtain fiber from Asahi Kasei Kuraray Medical, Co., or Asahi, pursuant to an agreement we signed with Asahi in March 2010. In the event Membrana is unable for any reason to supply fiber to us, we would try to shift to fiber supplied by Asahi, however, this would take time to accomplish and we do not presently have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the U.S. There can be no assurance that any interruption in supply of fiber from Membrana would not hurt our business, at least in the near term.

Until recently, we had purchased some of our finished goods blood tubing sets from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand, with the remainder manufactured at our facility in Tijuana, Mexico. While Kawasumi’s contractual obligation to manufacture bloodlines expired in February 2012, flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand prevented Kawasumi from supplying any further bloodlines to us prior to the expiration of that agreement. Although we have been successfully transitioning bloodline supply from Kawasumi to our Tijuana facility, and believe that the Tijuana facility can produce any products that Kawasumi was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply any of our bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term.

We also have an agreement with Kawasumi for the manufacture of needles. Virtually all of these needles rely on our patented guarded needle technology. Kawasumi’s obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. We have committed to purchase from Kawasumi a minimum quantity of needles over the term of the contract. We believe that this minimum purchase commitment is less than our anticipated requirements for needles. Kawasumi presently supplies all of our needle requirements, but Kawasumi’s contractual obligation to supply needles to us can be, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle supply to meet the demands of our customers. The flooding experienced by Kawasumi at its bloodline manufacturing facility in Thailand has not impacted its needle manufacturing operations. However, there can be no assurance that its operations will not be impacted by any other event which could lead to an interruption in supply. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the short term. However, any significant interruption in Kawasumi’s ability to supply products to us would impair our business, at least in the near term.

We purchase bicarbonate-based premixed dialysate from B. Braun Medizintechnologie GmbH, or B. Braun, and bicarbonate-based and lactate-based premixed dialysate from Laboratorios PISA, or PISA. We have a supply agreement with B. Braun that obligates B. Braun to supply the dialysate to us through the end of 2012. As part of the agreement with B. Braun, we have agreed to a minimum purchase commitment, which we believe is less than our anticipated requirements. Our supply agreement with PISA extends through December 2015, with opportunities to extend the term beyond that date. We have committed to purchase from PISA a minimum quantity of premixed dialysate over the term of the agreement, which we believe is less than our anticipated requirements. With these two suppliers, we believe we have a stable supply of premixed dialysate for our customers.

Government Regulation

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market. In the foreign countries in which we market and sell our products, we are subject to local regulations affecting, among other things, design and product standards, packaging and labeling and promotion requirements.

Food and Drug Administration

In the U.S., our products are subject to regulation by Food and Drug Administration, or the FDA, which regulates our products as medical devices. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

Unless an exemption applies, all medical devices must receive either 510(k) clearance or pre-market approval, or “PMA” approval, from the FDA before they may be commercially distributed in the U.S.

The FDA classifies medical devices into one of three classes:

•

Class I devices, which are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

•	Class II devices, generally requiring 510(k) premarket clearance before they may be commercially marketed in the U.S.; and

•

Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life- supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, generally requiring submission of a PMA supported by clinical trial data.

Submissions to obtain 510(k) clearance and pre-market approval must be accompanied by a user fee, unless exempt. In addition, the FDA can impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

FDA Regulatory Clearance Status

We currently have all of the regulatory clearances required to market the System One in the U.S. in both the home and critical care markets. The FDA has cleared the System One for the treatment, under a physician’s prescription, of renal failure or fluid overload using hemofiltration, hemodialysis and/or ultrafiltration. The FDA has also specifically cleared the System One for home hemodialysis use under a physician’s prescription.

We received our first clearance from the FDA for a predecessor model to the System One in January 2001 for hemofiltration and ultrafiltration. In July 2003, we received expanded clearance from the FDA for the System One for hemodialysis, hemofiltration and ultrafiltration. Then in June 2005, we received FDA clearance specifically allowing us to promote home hemodialysis using the System One. In October 2010, NxStage received FDA clearance for its Therapeutic Plasma Exchange (TPE) cartridge for use with the NxStage System One in a clinical environment. To date we have received a total of 27 product clearances from the FDA since our inception in December 1998 for our System One and related products. We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance before market launch.

We have received a total of 24 product clearances to market Medisystems products that support the in-center market. These clearances, the first of which was received in 1981, cover blood tubing sets used for hemodialysis, needle sets used in hemodialysis and apheresis, and other components such as intravenous administration sites, Medics and transducer protectors, used primarily for hemodialysis.

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

Foreign Regulation of Medical Devices

We are also subject to regulations in the foreign countries in which we market and sell our products. We currently have limited sales in countries outside of the U.S. These regulations, which may vary substantially from country to country, relate to, among other things, product standards, packaging, labeling and promotion requirements, import restrictions, tariff regulations, duties and tax requirements.

Clearance or approval of our products by regulatory authorities comparable to the FDA, or in the case of the EU the affixing of the CE mark, may be necessary in foreign countries prior to marketing the product in those countries, whether or not FDA clearance has been obtained. The regulatory requirements for medical devices vary significantly from country to country. They can involve requirements for additional testing and may be time consuming and expensive. We cannot provide assurance that we will be able to obtain regulatory approvals in any other markets or affix the CE mark to new products in the EU.

The System One cycler and related cartridges are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU under the Medical Device Directive. We have received four product licenses from Canada. We have conducted conformity assessment and affixed the CE mark in the EU to our System One and associated ancillaries.

Our blood tubing sets, AV fistula needles, apheresis needles, and other ancillary products are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU, under the Medical Device Directive. We maintain six Medical Device Licenses in Canada under the Medisystems brand name for these products. We have conducted conformity assessment and affixed the CE mark in the EU for to blood tubing sets, AV fistula needles, apheresis needles, and other ancillary products.

Fraud and Abuse Laws

U.S. federal healthcare laws apply when our customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded healthcare programs. The principal federal fraud and abuse laws include: (1) the Anti-Kickback Statute, which prohibits the offer or payment of any remuneration for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded healthcare program; and (3) criminal healthcare fraud statutes that prohibit false statements and improper claims to any third-party payors. There are often similar state anti-kickback and false claims laws that apply to state-funded Medicaid and other healthcare programs, as well as to private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the laws of that country.

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for the furnishing of a good or service for which payment may be made in whole or part under a federal healthcare program, such as Medicare or Medicaid, or for the purchase, lease or ordering of such items. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of free supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below.

The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within a safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. If scrutinized, arrangements that implicate the Anti-Kickback Statute, and that do not fall within a safe harbor, are analyzed by the OIG and other enforcement authorities on a case-by-case basis.

Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of medical device manufacturers and other healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas.

In addition to the federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

The national legislation of many foreign countries includes provisions equivalent in content and consequences to the federal Anti-Kickback Statute.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused the submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. Several states have false claims laws that apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

The national legislation of many foreign countries includes provisions equivalent in content and consequences to the federal false claims laws.

Compliance Program

The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (i) established a compliance team consisting of representatives from our Legal, Finance, Human Resources, Regulatory Affairs/Quality Assurance and Commercial departments that meets regularly; (ii) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (iii) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, with qualified legal counsel to help assure they are compliant.

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

Privacy and Security

We endeavor to comply with all applicable privacy and security laws and regulations although the failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated there under require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information (PHI) known as the HIPAA Privacy and Security Rules. Most healthcare facilities that purchase and use our products are covered entities. We are not a covered entity but due to activities that we could perform for or on behalf of covered entities, we could potentially become a business associate, as such term is defined by HIPAA.

HIPAA requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. In the past, we entered into a few agreements with certain of our customers that are also covered entities. Pursuant to the terms of these agreements, we agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent unauthorized disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. The Health Information Technology for Economic and Clinical Health Act, or HITECH made significant amendments to the HIPAA Privacy and Security Rules. Under HITECH, business associates’ obligations with respect to PHI are no longer solely contractual in nature. HITECH strengthened and expanded HIPAA and made a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule requirements directly applicable to business associates. In the event we were to become a business associate, we would be subject to HIPAA civil and criminal penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. In the event we were to become a business associate, these new provisions would require us to incur compliance related costs and could restrict our business operations. We are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business.

In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. The national legislation of foreign countries includes provisions that impose obligations equivalent to or, in some cases, more extensive than those provided in HIPAA. These provisions may impose obligations with which we are obliged to comply and related penalties if we fail to fulfill our obligations. Compliance with these obligations may require us to incur compliance related costs and may restrict our business operations. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded or even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Reimbursement

Home and In-Center Markets

Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We sell or rent our System One to dialysis clinics and sell our needles and blood tubing sets to dialysis clinics. These clinics are, in turn, reimbursed by Medicare, Medicaid and private insurers. According to the 2011 USRDS Annual Data Report, Medicare is the primary payor for approximately 80% of prevalent dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 10% of patients are covered by commercial insurance with Medicare as the secondary payor, with the remaining 10% of patients classified by the USRDS as “other” or “unknown.” Certain centers have reported that the NxStage daily home dialysis therapy attracts a higher percentage of commercial insurance patients than other forms of dialysis.

Medicare.    Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. For ESRD patients, however, Medicare coverage is not dependent on age or disability. Patients are eligible for Medicare based solely on ESRD. Coverage for patients eligible for Medicare based solely on ESRD begins on the first day of the fourth month after the patient begins dialysis treatments. During this three-month waiting period either Medicaid, private insurance or the patient is responsible for payment for dialysis services. Medicare waives this waiting period for individuals who participate in a self-care dialysis training program, or are hospitalized for a kidney transplant and the surgery occurs within a specified time period.

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

Medicare generally is the primary payor for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payor for ESRD patients during the 30-month period under certain circumstances. Medicare remains the primary payor when an individual becomes eligible for Medicare on the basis of ESRD if, (1) the individual was already age 65 or over or was eligible for Medicare based on disability and (2) the individual’s private insurance coverage is not by reason of current employment or, if it is, the employer has fewer than 20 employees in the case of eligibility by reason of age, or fewer than 100 employees in the case of eligibility by reason of disability. The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both ESRD and age, or disability, have been the subject of frequent legislative and regulatory changes and there can be no assurance that these rules will not be unfavorably changed in the future.

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

As a result of the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, which was signed into law in 2008, effective January 1, 2011 the Centers for Medicare and Medicaid Services, or CMS, implemented a new prospective payment system for dialysis services that includes more items and services within the prospective payment. The new prospective payment system includes a per treatment payment that incorporates the reimbursement for dialysis-related medications and laboratory tests that were previously reimbursed separately. Similar to the previous composite rate, there are also case mix, co-morbidity and other adjustors to the prospective payment. While there is some regional variation, the new rate before adjustments for patient case mix variables was $230 per treatment in 2011 for both independent and hospital-based dialysis facilities and is $234 in 2012. One of the stated goals of this new prospective payment system is to encourage home dialysis, and certain elements (e.g., bundling of certain drugs into the payment, a uniform treatment payment whether dialysis is administered in the center or at home and a separate payment adjustor for home dialysis training) are intended to support this objective. Currently, this new prospective payment system has not had a significant impact on the adoption of home and/or daily hemodialysis or the price for which we can sell our products and barring any modifications, we would not expect it to have a significant impact in the future.

CMS rules, under the earlier composite system and the new prospective payment system, limit the number of hemodialysis treatments paid for by Medicare to three per week, unless there is medical justification provided by the dialysis facilities on information from the patient’s physician. The determination of medical justification is currently made at the local Medicare contractor level either under criteria established in a local coverage determination or on a case-by-case basis. Based upon the clinical benefits of more frequent therapy most of our patients perform treatments more than three times a week. The adoption of our System One for more frequent therapy for ESRD would likely be slowed if Medicare or their contractors are reluctant or refuse to pay for these additional treatments. Based on an analysis of historical Medicare payment files and customer reports by University of Michigan Kidney Epidemiology and Cost Center, those delivering and billing for more frequent dialysis received reimbursement, on average, for four and a half treatments per week. As there is no consistent national standard for obtaining medical justification a clinic’s decision as to how much it is willing to spend on home daily dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

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

Private Insurers.    Some ESRD patients have private insurance that covers dialysis services. Healthcare providers receive reimbursement for ESRD treatments from the patient or private insurance during a waiting period of up to three months before the patient becomes eligible for Medicare. In addition, if the private payor is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits. It is generally believed that private insurance pays significantly more for dialysis services than Medicare and these patients with private insurance are generally viewed as more profitable to dialysis service providers. On February 9, 2012, United Healthcare released a formal policy covering home hemodialysis for its beneficiaries, including those on thrice-weekly, short daily, and long nightly schedules.

Critical Care

For Medicare patients, both acute kidney failure and fluid overload therapies provided in an in-patient hospital setting are reimbursed under a traditional Medicare severity diagnosis related group, or MS-DRG, system. Under this system, reimbursement is determined based on a patient’s primary diagnosis and is intended to cover all of the hospital’s costs of treating the patient. The presence of acute kidney failure or fluid overload increases the severity of the primary diagnosis and, accordingly, could increase the amount reimbursed. The longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed for care of these patients to be cost-effective. We believe that there is a significant incentive for hospitals to find a more cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

Reimbursement Outside of the U.S.

The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies, government managed health care systems and private insurance. International coverage and reimbursement varies widely from country to country and often hospital to hospital. In addition, healthcare reform proposals and medical cost containment measures in many foreign countries could, among other things, limit the use of our products and treatments in those countries and further reduce reimbursement available for such use or eliminate coverage altogether. These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments within these regions.

Our Employees

As of December 31, 2011, we had approximately 2,500 employees, including full-time, part-time and seasonal or temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations. Most of our employees are involved in the manufacture of our products and are employed outside of the U.S., with the significant majority employed in Mexico.

Executive Officers

Our executive officers as of February 29, 2012 were as follows:

Name	Age	Position
Jeffrey H. Burbank	49	Chief Executive Officer
Robert S. Brown	53	Senior Vice President, Chief Financial Officer and Treasurer
Michael Miller, Jr.	54	President, International
Tom Shea	49	Senior Vice President, Manufacturing Operations
Winifred L. Swan	47	Senior Vice President, General Counsel and Secretary
Joseph E. Turk, Jr.	44	President, North America
Michael J. Webb	45	Senior Vice President of Quality, Regulatory and Clinical Affairs

Jeffrey H. Burbank has been our Chief Executive Officer and a director of the Company since December 1998.

Robert S. Brown has been our Senior Vice President, Chief Financial Officer and Treasurer since November 2006.

Michael Miller, Jr. has been our President of International Operations since April 2011. Prior to joining NxStage, from 2006 through 2010, Mr. Miller was the Senior Vice President and General Manager of the Cardiac Care Business at Philips Healthcare.

Tom Shea has been our Senior Vice President of Manufacturing Operations since March 2008. Prior to joining NxStage, from 2006 through 2007, Mr. Shea was the Global Business Unit Manager, supporting clients in the aerospace, defense and telecommunications industries, for Jabil Incorporated.

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

Where To Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.nxstage.com) under the “Investor Information” caption as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the rules of the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. You may read and copy materials that we have filed with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. In addition, our SEC filings are available to the public on the SEC’s website ( www.sec.gov).

Item 1A.	Risk Factors

In addition to the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, the following are some of the important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements.

Risks Related to our Business

We expect to derive a significant percentage of our future revenues from the sale or rental of our System One and the related products used with the System One and a limited number of other products.

Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the Medisystems Acquisition, on October 1, 2007, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadened our product offerings, we expect that in 2012 and in the foreseeable future, we are likely to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products acquired in the Medisystems Acquisition, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could readily replace these revenues.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller, and may develop more slowly than we expect.

We believe our largest future product market opportunity is the home hemodialysis market. However, this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the United States Renal Data System, or USRDS, approximately 8% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home with either peritoneal dialysis or home hemodialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients and their partners who desire to, and are capable of, administering hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home-based hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider supply costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. A recent study presented by the University of Michigan Kidney Epidemiology and Cost Center (UM-KECC) at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

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

Our ability to attain profitability will be driven in part by our ability to set or maintain adequate pricing for our products. As a result of legislation passed by the United States Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the United States for ESRD. With approximately 80% of United States ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for the additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare administrative contractors and is further consolidating the jurisdictions covered by those contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on an analysis of historical Medicare payment files by the UM-KECC, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only 3 of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification a clinic’s decision as to how much it is willing to spend on home daily dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

CMS published, on August 12, 2010, the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. The prospective payment system still limits the number of hemodialysis treatments paid by Medicare to three times a week, unless there is medical justification provided by the patient’s physician for additional treatments. Although a stated goal of the prospective payment system is to encourage home dialysis, and the inclusion of drugs into the prospective rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, currently, the prospective payment system has not had a significant impact on the adoption of home and/or daily hemodialysis or the price for which we can sell our products and barring any modifications, we would not expect it to have a significant impact in the future.

Revisions to reimbursement criteria provided in the national legislation of foreign countries and the policies of foreign private insurance policies may also impact on the adoption of home and/or daily hemodialysis or the price for which we can sell our products in these countries.

We have limited operating experience, a history of net losses and an accumulated deficit of $329.8 million at December 31, 2011. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At December 31, 2011, we had an accumulated deficit of approximately $329.8 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

Our customers in the System One and In-Center segments are highly consolidated, with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the United States. Collectively, these entities provide treatment to approximately two-thirds of United States dialysis patients; and this percentage may continue to grow with further market consolidation. DaVita, for example, announced that it completed the acquisition of DSI Renal, Inc., the fifth-largest dialysis company in the U.S., in September 2011. With less than 40% of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the United States, would be more constrained without the presence of both DaVita and Fresenius as customers.

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its recently cleared home hemodialysis system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita and a growing percentage of our home market sales are to Fresenius, which is our second largest customer in the System One segment. Our agreements with DaVita and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita and other large customers are not requirements contracts and they contain no minimum purchase volumes. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ recently cleared home hemodialysis system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the year ended December 31, 2011, and direct sales to DaVita accounted for approximately 31% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended on a month to month basis thereafter. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the United States with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

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

In May 2009, we entered into a $40.0 million term loan with Asahi. The four year term loan, maturing in May 2013, bears interest at 8% annually, payable on the first day of November and May beginning on November 1, 2009, with 50% of the interest deferred to maturity. The term loan is secured by substantially all of our assets.

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

On March 10, 2010, we entered into an agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement is secured by all or substantially all of our assets. In connection with this agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we are subject to certain financial covenants relating to liquidity requirements and adjusted EBITDA. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

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

Our System One in the critical care market competes against Gambro, Fresenius, B. Braun and others. Our System One in the home market is currently the only portable system specifically indicated for use in the home market in the United States. However, in February 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS CO., LTD and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.

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

In addition to the recent clearance of the Fresenius 2008K At Home for use in home chronic therapy, Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD,

LLC, or DEKA, for the development of a new home hemodialysis system. Baxter has commented that they have started the process to enroll patients in one of the clinical studies intended to support FDA clearance of this system. Baxter has indicated that it hopes to obtain regulatory approval for DEKA’s system in Europe in 2013 and regulatory approval in the U.S. in 2014. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth. We also are unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.

Our continued growth is dependent on our development and successful commercialization of new and improved products.

Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products, including without limitation the next generation System One, or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological, regulatory or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. We cannot assure you that our developments will keep pace with the marketplace or that our new or improved products will adequately meet the requirements of the marketplace.

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

We sell the System One in the critical care market for use in the treatment of acute kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the intensive care unit, or ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU-specific dialysis systems for treating acute kidney failure or fluid overload and that it provides advantages over conventional systems or other ICU-specific systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the critical care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase other risks that affect our business.

Global macro-economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, there is no assurance that future economic changes or global uncertainties would not negatively impact our business, especially the manner and pace in which we sell equipment in the System One segment or delay equipment placements. Hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Further, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

In order to conserve our cash, the pricing discount was structured to be paid as a warrant, in lieu of cash. The Amended Agreement provides for a range of warrant levels that may be earned based on DaVita and NxStage System One home patient targets. Under this tiered structure, DaVita was required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent from the level at the time of entering into the agreement in order to obtain any discount, while achieving the highest discount would require a significant increase above that. If all tiers of discounts are achieved, the Amended Agreement provides that DaVita may earn warrants to purchase up to 5.5 million shares of our common stock. At December 31, 2011, 5% of this amount have been earned based on the achievement of certain performance targets at June 30, 2011 and 3% have expired, unearned. The warrants have an exercise price of $14.22 per share, which is equal to the trailing fifteen day volume weighted average price of a share of NxStage Common Stock on the NASDAQ Global Market as of the close of business on July 21, 2010, the day prior to entering into our agreement, and are non-transferable and must be exercised in cash. The discount associated with these warrants will be measured at fair value through the date of vesting using a Black-Scholes option pricing model, and is being recognized as a reduction of revenues over the same period as the related product revenues (between seven to ten years) based on the number of warrants expected to vest.

For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock. The reduction of revenues recorded in connection with these warrants was not significant during the year ended December 31, 2011. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels, and in foreign countries, for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States and other countries. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability may be impacted beginning 2013 due to the 2.3% medical device excise which will be assessed on certain of our products. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

The governments of foreign countries are actively pursuing similar actions intended to reduce costs related to provision of healthcare. The results of these actions may also have a material adverse effect on our financial condition and results of operations.

As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.

As our business continues to grow, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If demand for our products continues to grow, and as we continue to consolidate manufacturing operations into our Tijuana, Mexico facility, we may also not be able to increase our manufacturing capacity at that facility fast enough to meet customer demand.

If we are unable to maintain strong product reliability for our products, our ability to maintain or grow our business and achieve profitability could be impaired. Transition of supply or manufacturing locations of products can also lead to product quality and reliability issues which could impair our ability to maintain or grow our business and achieve profitability.

Product reliability issues associated with any of our product lines could lead to decreases in customer satisfaction and our ability to grow or maintain our revenues and could negatively impact our reputation. Further, any unfavorable changes in product reliability would result in increased service and distribution costs which negatively impacts our gross profit and operating profit and increases our working capital requirements. We continue to work to maintain strong product reliability for all products. If we are unable to maintain strong product reliability for our existing products, our ability to achieve our growth objectives as well as profitability could be significantly impaired.

We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. In May 2011, we agreed not to renew our supply and distribution agreement with Kawasumi, and we are currently working to consolidate our bloodline supply in our manufacturing facility in Mexico in order to achieve long term margin improvements, and other efficiencies. We also decided not to renew our agreement with Entrada and we are currently working to transition the activities at our Fresnillo facility to our facility in Tijuana. These transitions could expose us to product quality and reliability issues. Like all transitions of this nature, they could also lead us to incur additional costs in the short term, which would negatively impact our gross profits in the short term.

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

While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to USRDS data, in 2008, approximately 17,700 patients received kidney transplants in the United States. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical or other solutions for renal replacement may also limit the market for our products.

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

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. We did not hedge our foreign currency transactions during 2011, 2010 or 2009 but are engaging in limited hedging transactions in 2012. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, recent flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand prevented Kawasumi from supplying bloodlines to us. Although we have been successfully transitioning bloodline supply from Kawasumi to our Tijuana facility in connection with the expiration of our bloodline supply agreement with Kawasumi in February 2012, and believe that the Tijuana facility can produce any products that Kawasumi was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply Streamline or ReadySet bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

We obtain some of our raw materials, components and finished goods from a single source or a limited group of suppliers. We also obtain sterilization services from a single supplier. The partial or complete loss of one of these suppliers could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues.

We depend upon a number of single-source suppliers for certain of raw materials and components as well as finished goods and sterilization services. Two of our most critical single-source supply relationships are with Membrana and Kawasumi. Our dependence upon these and other single-source suppliers of raw materials, components, finished goods and sterilization services exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables to continue their therapy.

Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long term disruption in supply from any single source supplier could lead to supply delays or interruptions which would damage our business, at least in the near term.

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

Kawasumi is our only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles to us can be, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle supply to meet the demands of our customers. The flooding experienced by Kawasumi at its bloodline manufacturing facility in Thailand has not impacted its needle manufacturing operations. However, there can be no assurance that its operations will not be impacted by any other event which could lead to an interruption in supply. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the short term. However, any significant interruption in Kawasumi’s ability to supply products to us would impair our business, at least in the near term.

Until recently, we had purchased some of our finished goods blood tubing sets from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand, with the remainder manufactured at our facility in Tijuana, Mexico. While Kawasumi’s contractual obligation to manufacture bloodlines expired in February 2012, flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand prevented Kawasumi from supplying any further bloodlines to us prior to the expiration of that agreement. Although we have been successfully transitioning bloodline supply from Kawasumi to our Tijuana facility, and believe that the Tijuana facility can produce any products that Kawasumi was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply any of our bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term.

We have manufacturing facilities in Mexico, Germany and Italy. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. We recently decided not to renew our agreement with Entrada. As a result of that decision, we are now transitioning these activities to our Tijuana facility. As we consolidate bloodline manufacturing and manufacturing and service of the System One to our facility in Tijuana, the risks associated with the loss of that facility for any reason have increased.

Our In-Center segment relies heavily upon third-party distributors.

We sell the majority of our In-Center segment products through several distributors, which collectively accounted for substantially all of In-Center revenues during 2011, 2010, and 2009, with Henry Schein and Gambro being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2013, which term shall be automatically extended for additional one year periods until either party provides prior notice of its intent to terminate. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

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

We import into the United States disposable medical supplies from Germany, Thailand and Mexico. We also import into the United States disposable medical components from Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. We also import into Mexico components and assemblies from the U.S., Germany, Italy and Thailand. To a lesser, but increasing degree, our business also involves the export of finished goods from the United States to foreign countries. The import and export of these items are subject to extensive laws and regulations with which we need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.

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

The relocation of our headquarters to a new facility in Lawrence, Massachusetts may disrupt our ability to perform critical functions, which could negatively affect our business, at least in the near term.

In 2012, we will relocate our corporate headquarters to a new facility in Lawrence, Massachusetts. Critical functions are performed at our corporate headquarters, including research and development, general and administrative support functions, customer service and IT support services. The transition to our new facility may delay or disrupt our ability to perform critical functions, distract our management and employees or result in unanticipated expenses, all of which could negatively affect our business, at least in the near term.

Risks Related to the Regulatory Environment

We are subject to significant regulation, primarily by the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

Our products are medical devices subject to extensive regulation in the United States, and in foreign markets in which we are currently present or which we may wish to enter. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, we recently completed an approval IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study. Nevertheless, the FDA recently notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approved IDE. The FDA did not clear our 510(k) application for home nocturnal use and we continue to evaluate next steps in determining a pathway to clearance for our System One for nocturnal use. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance of when this or other clearances or approvals might be issued, if at all. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.

The regulatory approval procedure in the EU differs from the FDA clearance process. Manufacturers are required to demonstrate compliance of their medical devices with the essential requirements provided in the medical devices directives and related guidance. Although conformity assessment procedures are conducted by notified bodies, the decision to affix the CE mark to a medical device and related responsibility and liability for devices marketed in the EU remains with the manufacturer of the devices. Although we take all available measures to ensure compliance with applicable regulatory obligations in the EU extensive forthcoming revisions to current EU medical device legislation may impose additional obligations. We cannot provide assurance that we will be able to comply with any such new obligations imposed on medical devices currently on the EU market within the deadlines imposed by the new legislation. New obligations may also adversely affect our ability to introduce new products onto the EU market in a timely manner.

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

Any substantial modification to a CE marked device may require further conformity assessment of the device by a notified body before the modified device is introduced onto the EU market. Delays in conduct of any conformity assessment will cause delays in our ability to sell our products in the EU which will have a negative effect on our revenues growth.

Even if we obtain the necessary regulatory clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.

We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. Similar obligations are imposed in foreign countries. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

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

Medical devices can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall by us. The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA or foreign regulatory authorities would request that we initiate a voluntary recall if a product was defective or presented a risk of injury or gross deception. From time to time over our history we have chosen to voluntarily recall certain products that were defective. We have never had a mandatory government recall. Although we do not believe that any of our recent recalls have had any long term negative effect on our business, we cannot be sure that other recalls would not materially divert management attention and financial resources, cause the price of our stock to decline, expose us to product liability or other claims, or harm our reputation with customers.

If we or our contract manufacturers fail to comply with FDA’s Quality System Regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Foreign regulatory authorities impose similar obligations. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. The FDA has inspected our Lawrence, Massachusetts facility and quality system multiple times. In our first inspection, one observation was made, but was rectified during the inspection, requiring no further response from us. Our subsequent inspections, including our most recent inspection in 2010, resulted in no inspectional observations. Medisystems has been inspected by the FDA on multiple occasions, and all inspections resulted in no action indicated. While all of our previous inspections have resulted in no significant observations, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities, or that future inspections would have the same result.

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

In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products outside of the United States. We are currently selling the System One in Europe, Australia and other select markets. We are assessing other international markets for the System One as well. Our In-Center products are presently sold in the United States as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada, Europe, Australia and selected other geographies. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. In addition, the time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in other markets beyond these we are currently in, which could negatively affect our overall market penetration. Additionally, any loss of foreign regulatory approvals, for any reason, could negatively affect our business.

New regulatory requirements can impose additional burdens on us, and our business could be adversely affected if we are unable to timely satisfy all applicable new requirements.

New regulations impacting our product technologies are periodically adopted in the United States as well as other countries. These regulations may require us to change our existing product technologies in order to continue marketing our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. One example of this type of new regulation is found in IEC 60601-1:2005 (3rd edition), which was published in December 2005. In this publication, new standards are listed as general requirements concerning basic product safety and the essential performance of equipment. Some of these new standards will become fully effective on June 1, 2012 in Europe on June 30, 2013 in the United States. Our ability to sell or market product in certain foreign jurisdictions could be negatively affected and if we are unable to adhere to this or other regulations. This would have a negative impact on our business.

We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. United States federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information (PHI) known as the HIPAA Privacy and Security Rules. Most healthcare facilities that purchase and use our products are covered entities. We are not a covered entity but due to activities that we could perform for or on behalf of covered entities, we could potentially become a business associate, as such term is defined by HIPAA. HIPAA requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. In the past, we entered into a few agreements with certain of our customers that are also covered entities. Pursuant to the terms of these agreements, we agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent unauthorized disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. If we were to violate one of these agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed.

The Health Information Technology for Economic and Clinical Health Act, or HITECH made significant amendments to the HIPAA Privacy and Security Rules. Under HITECH, business associates’ obligations with respect to PHI are no longer solely contractual in nature. HITECH strengthened and expanded HIPAA and made a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule requirements directly applicable to business associates. In the event we were to become a business associate, we would be subject to HIPAA civil and criminal penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. In the event we were to become a business associate, these new provisions would require us to incur compliance related costs and could restrict our business operations. We are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business.

In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. The national legislation of foreign countries includes provisions that impose obligations equivalent to or, in some cases, more extensive than those provided in HIPAA. These provisions may impose obligations with which we are obliged to comply and related penalties if we fail to fulfill our obligations. Compliance with these obligations may require us to incur compliance related costs and may restrict our business operations. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded or even if we are in compliance with applicable laws, could damage our reputation and harm our business.

We are subject to federal and state laws prohibiting “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties. Additionally, any challenges to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. Recently, the federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and it will require us to begin publicly disclosing certain payments and other transfers of value to physicians and teaching hospitals beginning in 2013. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase our products, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to government healthcare programs or other payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers and physicians concerning the benefits of daily therapy. Likewise, our financial relationships with customers, physicians, or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

Increasingly, foreign countries are adopting laws similar in application and consequence to the anti-kickback and false claims laws in the U.S. If we fail to comply with these laws we may face civil or criminal penalties. The negative consequences of any failure to comply with these laws may also harm our ability to operate in foreign countries and have an negative effect on our reputation that discourages third parties from doing business with us.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

Historically, our marketing efforts had been confined nearly exclusively to the United States. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. In some foreign countries, particularly in the EU, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws. While we have policies and procedures in place designed to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws, as well as the laws of foreign countries, governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations or foreign country laws, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or failure to comply with environmental laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.

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

We purchase raw materials and components from third-party suppliers, including some single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for finished goods, our ability to meet customer demand could be delayed or interrupted and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers, which would be time consuming and disruptive and could lead to disruptions in product supply, which could permanently impair our customer base and reputation. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long term disruption in supply from any single source supplier could lead to supply delays or interruptions which would damage our business, at least in the near term.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 55,686,167 shares of common stock outstanding as of December 31, 2011. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 556,862 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.

At December 31, 2011, subject to certain conditions, holders of an aggregate of approximately 6.2 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

As of December 31, 2011, 8,754,801 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of December 31, 2011, 5,290,509 shares were subject to outstanding options, of which 3,949,696 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

We have filed resale registration statements covering both shares of our common stock that we sold in a May 2008 private placement and shares of our common stock issuable upon the exercise of a warrant held by DaVita. If the holders of these shares or shares issued pursuant to the terms of the warrant are unable to sell these shares under the respective registration statements, we may be obligated to pay them damages, which could harm our financial condition. Further, these resale registration statements could result in downward pressure on the price of our common stock and may affect the ability of our stockholders to realize the current trading price of our common stock.

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

On July 22, 2010, we issued to DaVita a warrant which, subject to the achievement of certain System One growth targets, may be exercisable for up to a cumulative total of 5,500,000 shares of our common stock. In connection with issuance of this warrant we entered into a registration rights agreement with DaVita, pursuant to which (subject to certain conditions) we agreed to file, on or prior to April 1, 2011, a registration statement on Form S-3 with respect to the resale by DaVita of any shares of our common stock issued to DaVita under the warrant. We registered the shares of common stock issuable upon the exercise of the warrant on February 16, 2011 on an automatic shelf registration statement on Form S-3 filed on November 17, 2010.

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

Warrants held by DaVita and certain investors in our 2008 private placement could result in the issuance of up to 6.5 million additional shares of common stock. In addition, in the event our Term Loan with Asahi reaches maturity, Asahi may require that all of the principal and interest on the Term Loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

Our executive officers and directors own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

Our directors and executive officers together with their affiliates and related persons, beneficially hold, in the aggregate, approximately 16% of our outstanding common stock. David S. Utterberg holds approximately 9% of our outstanding common stock. Although these numbers are lower than they have been historically, due to certain recent selling by larger affiliated stockholders, these stockholders, if acting together, may nevertheless still have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

We are headquartered in Lawrence, Massachusetts, where we lease approximately 52,000 square feet under a lease expiring in July 2012 used for research and development, general and administrative support functions, customer service and IT support services. In 2012 we will relocate our Corporate Headquarters to a new facility located in Lawrence, Massachusetts, under a lease expiring in 2023 that will allow us to lease up to 141,000 square feet over a period of eight years. We have a 118,000 square foot manufacturing facility in Tijuana, Mexico with a lease expiring in 2019 that supports both our System One and In-center segments. We also lease a 36,300 square foot manufacturing facility in Modena, Italy with a lease expiring in late 2012 which supports our System One and In-center segments. We have a 12,369 square foot manufacturing facility in Rosdorf, Germany with a term expiring in December 2012 with an option to extend which supports our System One segment. We are currently managing the construction of a building in Goettingen Germany, under our agreement with Asahi. This 35,000 square foot facility has planned occupancy in 2012. In this facility we will continue to manufacture products for our System One segment. We also have a 35,000 square foot manufacturing facility in Fresnillo, Mexico through our relationship with Entrada that supports our System One segment with a lease expiring in April 2012 which we have elected not to renew. All activities occurring at our Fresnillo, Mexico facility are being transferred to our Tijuana, Mexico facility. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available at such time as it becomes needed on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. A civil complaint was filed against the Company on February 28, 2012 in the US District Court for the District of Massachusetts by Gambro (Case No. 1:12cv10370-PBS). The Company has not had an opportunity to thoroughly review the complaint. The complaint alleges that the Company has violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about the Company’s and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that the Company wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. The Company believes the suit is without merit and intends to defend itself vigorously.

Item 4.	Mine Safety Disclosures - not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

	High	Low
2011
First Quarter	$26.80	$19.41
Second Quarter	$24.68	$17.25
Third Quarter	$21.06	$16.96
Fourth Quarter	$23.77	$16.96
2010
First Quarter	$11.45	$7.69
Second Quarter	$15.50	$10.96
Third Quarter	$19.40	$13.59
Fourth Quarter	$24.88	$19.35

Holders

On February 17, 2012, the last reported sale price of our common stock was $21.20 per share. As of February 17, 2012, there were approximately 71 holders of record of our common stock and approximately 5,000 beneficial holders of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future. Our loan agreements with Asahi and SVB restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

During 2011, we received 115,730 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our 2010 Corporate Bonus and Performance Share Plans and 40,089 shares that were surrendered in payment for the exercise of stock options. See Note 14 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for further information.

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

The comparative stock performance graph below compares the cumulative stockholder return on our common stock for the period from December 31, 2006 through December 31, 2011 with the cumulative total return on (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index, and (ii) the NASDAQ Medical Equipment Index. This graph assumes the investment of $100 on December 31, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Medical Equipment Index and assumes all dividends are reinvested. Measurement points are the last trading days of the three month period ended March 31, June 30, September 30, and December 31, during 2011, 2010, 2009, 2008 and 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NxStage Medical, Inc, the NASDAQ Composite Index,

and the NASDAQ Medical Equipment Index

* $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as of December 31, 2011 and 2010 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2008 and 2007 and balance sheet data as of December 31, 2009, 2008 and 2007 set forth below have been derived from the audited consolidated financial statements for such years not included in this Annual Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$217,256	$179,218	$148,676	$128,763	$59,964
Cost of revenues	139,648	121,091	111,812	108,387	65,967

Gross profit (deficit)	77,608	58,127	36,864	20,376	(6,003)

Operating expenses:
Selling and marketing	37,550	34,166	30,047	27,965	21,589
Research and development	14,437	12,900	9,814	8,890	6,335
Distribution	17,916	14,751	13,918	14,267	13,111
General and administrative	23,206	22,774	19,532	19,239	13,046

Total operating expenses	93,109	84,591	73,311	70,361	54,081

Loss from operations	(15,501)	(26,464)	(36,447)	(49,985)	(60,084)
Other (expense) income, net	(5,002)	(4,480)	(6,755)	(852)	1,750

Net loss before income taxes	(20,503)	(30,944)	(43,202)	(50,837)	(58,334)
Provision for income taxes	899	768	265	374	62

Net loss	$(21,402)	$(31,712)	$(43,467)	$(51,211)	$(58,396)

Net loss per share, basic and diluted	$(0.39)	$(0.66)	$(0.93)	$(1.23)	$(1.86)

Weighted-average shares outstanding, basic and diluted	54,217	48,188	46,627	41,803	31,426

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,909	$104,339	$21,720	$26,642	$34,345
Working capital	123,470	119,089	36,037	34,362	40,655
Total assets	291,708	286,094	196,978	212,066	210,386
Long-term liabilities	109,723	97,574	78,267	52,580	46,134
Accumulated deficit	(329,828)	(308,426)	(276,714)	(233,247)	(182,036)
Total stockholders’ equity(1)(2)(3)(4)	151,186	152,129	89,446	122,447	129,717

(1)	In November 2010, we issued and sold 3.7 million shares of common stock pursuant to an underwriting agreement with Canaccord Genuity. Net proceeds from the sale were $73.4 million.

(2)	In May 2008, we issued and sold 5.6 million unregistered shares of common stock and warrants to purchase 1.1 million shares of our common stock. In August 2008, we issued and sold an additional 4.0 million share of common stock and warrants to purchase 0.8 million shares of our common stock. The aggregate net proceeds of both sales was $42.3 million.

(3)	On October 1, 2007, we issued 6.5 million shares of common stock at $12.50 per share in connection with the Medisystems Acquisition.

(4)	On February 7, 2007, we issued and sold to DaVita 2.0 million shares of common stock at a purchase price of $10.00 per share, for net proceeds of $19.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Financial Performance

During 2011, we grew our revenues by 21% from $179.2 million during 2010 to $217.3 million during 2011, with growth occurring in each market: home, critical care and in-center. In the home market, revenues increased $22.7 million, or 27%, during 2011 compared to 2010, with the significant majority resulting from an increase in the number of patients prescribed to use the System One. We have continued to increase both the average number of patients at existing centers and centers offering the System One, primarily through existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $6.9 million, or 25%, during 2011 compared to 2010, primarily due to increased sales of disposables from our growing installed base of System One equipment and increased sales of the System One resulting from our efforts to increase our market share. In 2012, we expect to see continued growth in our System One revenues, primarily driven by the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth. If the purchasing patterns of either of these customers adversely change, our business will be adversely affected, at least in the near term. In-center revenues increased $8.4 million, or 13%, during 2011 compared to 2010. The increase was driven by increased sales of Streamline, our next generation blood tubing set product, due to increased end user demand and increased inventories at our distributors. We expect future demand will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users, particularly as they complete the transition of a majority of their blood tubing set requirements from our ReadySet to our Streamline product.

We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continue to improve gross profit as a percentage of revenues from 25% during 2009 to 32% during 2010 to 36% during 2011. The improvement in gross profit as a percentage of revenues was mainly attributable to lower product and service costs and favorable product mix with higher relative sales of higher margin products, partially offset by costs incurred by our In-Center segment related to the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term as a result of costs to rationalize and consolidate our manufacturing operations and will be impacted favorably and unfavorably by foreign exchange rates versus the U.S. dollar.

We are encouraged by the improvements to our operating margins and are continuing to work hard toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and, its timing and sustainability, depend principally upon continued improvements in gross margins, growing revenues, and leverage of our operating infrastructure including any investment in selling and marketing or research and development activities. Additionally, our profitability may be impacted beginning in 2013 due to the 2.3% medical device excise tax which will be assessed on certain of our products.

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

In the critical care market we recognize revenues from direct product sales at the time of shipment or, if applicable, delivery in accordance with contract terms. Our contracts with hospitals generally include terms providing for the sale of our System One hardware and disposables, although we also provide a hardware rental option. These contracts typically have a term of one year. We derive a small amount of revenues from the sale of one-and two-year service contracts following the expiration of our standard one-year warranty period for System One hardware. To further support service in the critical care market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One hardware. As more System One equipment is placed within hospitals, we expect to continue to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from the sale of service and bio-medical training contracts.

In the In-Center segment nearly all sales to end users are structured through supply and distribution contracts with several significant distributors; however, in many instances we have direct contractual relationships with our end user customers. These contracts typically contain minimum volume commitments with negotiated pricing triggers at different volume tiers.

In addition to contractually determined volume discounts, we offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of December 31, 2011, we had $2.1 million and $0.7 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $6.7 million, $5.5 million, and $8.6 million during 2011, 2010 and 2009, respectively, as a reduction of In-Center segment revenues and $3.0 million, $2.3 million and $1.2 million during 2011, 2010 and 2009, respectively, as a reduction of System One segment revenues in connection with rebates and discounts.

Currently nearly all of our revenues have been generated from sales to customers in the U.S. However, in 2009 we began selling our System One and certain of our other products internationally through distributors. For sales to our international distributors that occurred prior to January 1, 2011, we recognize revenues from the equipment sale ratably over the expected term of our remaining service obligation, which is five years. For sales occurring on or after January 1, 2011, we recognize revenues from equipment sales at the time of shipment or, if applicable, delivery in accordance with contract terms. Disposable product revenues has continually been recognized upon delivery.

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

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Our revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
System One segment
Home	$108,489	50%	$85,762	48%
Critical Care	34,991	16%	28,093	16%

Total System One segment	143,480	66%	113,855	64%
In-Center segment	73,776	34%	65,363	36%

Total	$217,256	100%	$179,218	100%

In the home market, revenues increased $22.7 million, or 27%, during 2011 compared to 2010, with the significant majority resulting from an increase in the number of patients prescribed to use the System One. During 2011, we increased both the average number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Home market revenues also increased due to increased sales to our international distributors. Critical care market revenues increased $6.9 million, or 25%, during 2011 compared to 2010, primarily due to increased sales of disposables from our growing number of System One equipment placed within hospitals and increased sales of the System One resulting from our efforts to further penetrate the market. Future demand for our products and revenue growth in both the home and critical care markets is expected to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. As our international business grows our System One revenue may be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

In-Center segment revenues increased $8.4 million, or 13%, during 2011 compared to 2010. The increase in revenues was driven by higher sales of our Streamline blood tubing sets due to increased end user demand and increased inventory levels at our distributors largely driven by the transition of the majority of their blood tubing set requirements from our ReadySet to our Streamline product. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation, especially in the near term, due to the transition of our major distributors and customers to our next generation Streamline blood tubing set and, longer-term, as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Gross Profit

Our gross profit and gross profit as a percentage of revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
System One segment	$60,847	42%	$42,620	37%
In-Center segment	16,761	23%	15,507	24%

Gross Profit	$77,608	36%	$58,127	32%

Gross profit increased $19.5 million, or 34%, and increased as an overall percentage of revenue during 2011 compared to 2010 driven in large part by the System One Segment. Gross profit for the System One Segment increased $18.2 million, or 43%, during 2011 compared to 2010, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was attributable to several factors, including lower product manufacturing and service costs driven by continued leveraging of our manufacturing infrastructure, certain cost saving initiatives and improvements in product design and reliability, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years.

Gross profit for the In-Center segment increased in absolute dollars but decreased slightly as a percentage of revenues during 2011 compared to 2010. The change in gross profit was driven by increased revenues offset by costs incurred relating to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility, increased freight costs and increased resin costs as a result of higher oil prices.

We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased sales volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations or the projected timing associated with our expectations will be achieved with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, rationalization and consolidation of our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
System One segment	$32,335	23%	$29,377	26%
In-Center segment	5,215	7%	4,789	7%

Total Selling and marketing	$37,550	17%	$34,166	19%

Selling and marketing expenses increased $3.4 million or 10% during 2011 compared to 2010. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs and increased spending due to expanded marketing programs within both segments.

Selling and marketing expenses for the System One segment decreased as a percentage of revenues during 2011 compared to 2010 due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues during 2011 compared to 2010 due to our efforts to continue to broaden our marketing programs while still leveraging our existing infrastructure. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives, increase public awareness of the System One in the home market, and support growth in international markets.

Research and Development

Our research and development expenses and research and development expenses as a percentage of revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
Research and development	$14,437	7%	$12,900	7%

Research and development expenses increased $1.5 million, or 12%, during 2011 compared to 2010 but remained consistent as a percentage of revenues. The increase was primarily due to increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One and related products.

Distribution

Our distribution expenses and distribution expenses as a percentage of revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
System One segment	$14,892	10%	$12,960	11%
In-Center segment	3,024	4%	1,791	3%

Total Distribution	$17,916	8%	$14,751	8%

Distribution expenses increased $3.2 million, or 21%, during 2011 compared to 2010 due to increased business volumes but remained consistent as a percentage of revenues. Distribution expenses for the System One segment decreased as a percentage of revenues, due primarily to efficiencies gained from economies of scale resulting from increased business volume, improved product reliability of our System One and PureFlow SL hardware and efficiencies in our distribution network. Distribution expenses as a percentage of revenues for the In-Center segment increased due primarily to increased costs associated with shipping certain of our products shipped from our international manufacturing locations to our customers and overall increased fuel prices. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.

General and Administrative

Our general and administrative expenses and general and administrative expenses as a percentage of revenues for 2011 and 2010 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011		2010
General and administrative	$23,206	11%	$22,774	13%

General and administrative expenses increased $0.4 million, or 2%, during 2011 compared to 2010 but decreased as a percentage of revenues. The increase in general and administrative expenses was primarily the result of increased professional services and other infrastructure related costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.

Other Income and Expense

Interest income is derived primarily from investments in money market funds.

Interest expense increased $0.1 million during 2011 compared to 2010, due primarily to compounding interest on the interest amounts deferred until maturity with our term loan and security agreement from Asahi.

The change in other (expense) income, net during both periods is derived primarily by foreign currency gains and losses.

Provision for Foreign Income Taxes

The provision for income taxes of $0.9 million in 2011 and $0.8 million in 2010 relates primarily to the profitable operations of certain of our foreign entities.

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

Gross Profit

Our gross profit and gross profit as a percentage of revenues for 2010 and 2009 were as follows (in thousands, except percentages):

	December 31, 2010	% Revenues	December 31, 2009	% Revenues
System One segment	$42,620	37%	$21,263	25%
In-Center segment	$15,507	24%	$15,601	25%

Gross Profit	$58,127	32%	$36,864	25%

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

Selling and Marketing

Our selling and marketing expenses for 2010 and 2009 were as follows (in thousands, except percentages):

	Years Ended
	December 31, 2010	December 31, 2009	Change	Percentage Change
System One segment	$29,377	$26,144	$3,233	12%
In-Center segment	4,789	3,903	886	23%

Total Selling and marketing	$34,166	$30,047	$4,119	14%

The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs, primarily non-cash stock-based compensation expenses, and increased spending due to expanded marketing programs.

Research and Development

Our research and development expenses for 2010 and 2009 were as follows (in thousands, except percentages):

	Years Ended
	December 31, 2010	December 31, 2009	Change	Percentage Change
Research and development	$12,900	$9,814	$3,086	31%

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

Distribution

Our distribution expenses for 2010 and 2009 were as follows (in thousands, except percentages):

	Years Ended
	December 31, 2010	December 31, 2009	Change	Percentage Change
System One segment	$12,960	$12,564	$396	3%
In-Center segment	1,791	1,354	437	32%

Total Distribution	$14,751	$13,918	$833	6%

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

General and Administrative

Our general and administrative expenses for 2010 and 2009 were as follows (in thousands, except percentages):

	Years Ended
	December 31, 2010	December 31, 2009	Change	Percentage Change
General and administrative	$22,774	$19,532	$3,242	17%

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

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2011, our accumulated deficit was $329.8 million and we had cash and cash equivalents of $102.9 million, with nearly all of that cash located in the U.S., and working capital of $123.5 million.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long-term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profit, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.

Historically, our business was fairly capital intensive due to the manner in which we placed our System One equipment in the home market. However, over the past several years there has been an increase in the number of customers who choose to purchase rather than rent their System One equipment, which has been important to our historical cash flow improvements. Shifting our customers to an equipment purchase versus rental model allows us to recover the cost of our products upon initial sale rather than over an extended period of time, thereby reducing our working capital requirements. A majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements. While a significant majority of patients use purchased rather than rented System One equipment, there can be no assurance that we will be able to continue to expand or sustain this level of equipment placements that are purchased rather than rented.

Another important factor that has affected our historical improvements in our cash flows is our effective management of our field equipment assets, including those rented by customers and our “service pool” equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. Any excess equipment, unused equipment or material write-offs of equipment would negatively impact our working capital requirements.

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

The term loan and security agreement with Asahi includes certain affirmative covenants, including requirements to make timely filings and limitations on contingent debt obligations and sales of assets. At December 31, 2011, we were in compliance with these covenants. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to the rights of SVB’s senior security interest. Any of these remedies would likely have a material adverse effect on our business.

We have the flexibility under our term loan with Asahi to seek up to $40.0 million in additional debt at market interest rates. In March 2010, we entered into a loan and security agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). The agreement has certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At December 31, 2011, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment, and we have $15 million of the credit commitment available for borrowing. The expiration of this agreement is not expected to have a significant impact on our liquidity as we believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives.

We have begun construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $7.7 million recorded in property and equipment and other long-term liabilities at December 31, 2011 reflects the construction costs incurred to date in connection with this project.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million and $1.5 million at December 31, 2011 and 2010, respectively, for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2011, 2010 and 2009.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash (used in) provided by operating activities	$(1,516)	$3,111	$(13,157)
Net cash used in investing activities	(5,156)	(1,216)	(2,065)
Net cash provided by financing activities	5,386	81,163	10,031
Foreign exchange effect on cash and cash equivalents	(144)	(439)	269

Net cash flow	$(1,430)	$82,619	$(4,922)

Net cash (used in) provided by operating activities.    Net cash used in operating activities was $1.5 million during 2011, which represents a $4.6 million decrease in cash flows from operating activities from 2010. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense had a favorable impact on cash flows increasing to a positive $17.8 million during 2011 versus a positive $8.3 million during 2010. This improvement in cash flows was offset by an increase in working capital requirements driven in part by lower sales of previously rented equipment and a $4.3 million one-time customer prepayment on first quarter 2011 orders received by us during the fourth quarter of 2010, partially offset by the favorable impact of decreased inventory levels. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. The cash flow impact of deferred revenues decreased $15.2 million during 2011 compared to 2010 due to lower sales of previously rented equipment, the change in accounting for equipment sales to our international distributors and an increase in amortization of deferred revenues into revenues. We recognized $16.0 million and $11.5 million during 2011 and 2010, respectively, of deferred revenues into revenues.

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

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $3.6 million during 2011 compared to 2010 but increased $10.3 million during 2010 compared to 2009. This activity fluctuates due to the timing of home market patient additions and the equipment levels required in our service pool.

Non-cash transfers from field equipment to deferred costs of revenues decreased $8.6 million during 2011 compared to 2010 but increased $13.8 million during 2010 compared to 2009. This activity fluctuates based on the number of customers who choose to purchase rather than rent and customer conversions to purchasing from renting our System One equipment.

Net cash used in investing activities.    For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $3.6 million in purchases of property and equipment during 2011 compared to 2010 was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility.

Net cash provided by financing activities.    Net cash provided by financing activities decreased $75.8 million during 2011 compared to 2010 and increased by $71.1 million during 2010 compared to 2009. Net cash provided by financing activities during 2011 included lower proceeds from exercises of stock options and warrants and employee stock purchase plans net of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans compared to 2010. Net cash provided by financing activities during 2010 also included net proceeds from the sale of our common stock of $73.4 million. Net cash provided by financing activities during 2009 included $40.0 million of borrowings under our term loan with Asahi offset by $0.1 million in fees paid in connection with the Asahi debt issuance, $30.0 million in repayments of borrowings under our credit and security agreement with GE and a $0.5 million amendment fee paid in connection with the March 16, 2009 amendment to our credit and security agreement with GE.

Off-Balance Sheet Arrangements

Except for operating lease agreements, we do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual commitments as of December 31, 2011 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$49,956	$1,627	$48,329	$—	$—
Operating leases	27,051	2,283	4,511	5,098	15,159
Purchase obligations	46,428	31,615	11,645	3,168	—

Total	$123,435	$35,525	$64,485	$8,266	$15,159

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

The contractual commitments included in the table above do not include certain contingent liabilities pursuant to an agreement with Asahi and unrecognized tax benefits. Our agreement with Asahi related to the construction of a manufacturing facility in Germany requires that we cover construction costs incurred over a specified amount and obligates us to reimburse Asahi for all construction costs and/or purchase the completed facility upon termination of the agreement under certain circumstances. Please see Footnote 4 to our consolidated financial statements for the year ended December 31, 2011 for further details. We may be required to make cash outlays related to our unrecognized tax benefits. However, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Please see Footnote 11 to our consolidated financial statements for the year ended December 31, 2011 for further details.

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

Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of our consolidated financial statements. A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

Goodwill

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit’s fair value is estimated using a discounted cash flow approach. Our reporting units are our System One and In-center operating segments. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of the net assets of our reporting units based on estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, our annual impairment testing indicated no significant risk of impairment based upon various factors including the positive performance of our reporting units and positive industry and economic trends.

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

We conduct business globally and file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have accumulated significant losses since our inception in 1998. Utilization of the net operating losses may be subject to limitations and certain tax years in the respective tax jurisdictions remain open to examination.

Related-Party Transactions

A discussion of related-party transactions is included in Note 15 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

Our investment portfolio consists primarily of treasury obligation money market funds. We manage our investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. Our investments are subject to changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the conservative nature of our investments, we believe interest rate risk is mitigated. Our investment policy specifies the credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.

Foreign Currency Exposure

We operate a manufacturing and research facility in Germany as well as manufacturing facilities in Italy and Mexico. We purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the United States from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro. We also have contracts with key suppliers that expose us to foreign currency risks, including the Euro and the Thai Baht. As a result, our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into U.S. dollars. We did not hedge our foreign currency transactions during 2011, 2010 or 2009 but are engaging in limited hedging transactions in 2012 . A 10% movement in the Euro, Peso and Baht would have an overall impact to the statement of operations of approximately $5.5 million for 2011, which would have been approximately 3% of total annual expenses.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 29, 2012

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,909	$104,339
Accounts receivable, net	15,808	14,107
Inventory	32,775	34,950
Prepaid expenses and other current assets	2,777	2,084

Total current assets	154,269	155,480
Property and equipment, net	17,599	8,290
Field equipment, net	12,182	13,660
Deferred cost of revenues	41,132	40,081
Intangible assets, net	22,615	25,412
Goodwill	42,698	42,698
Other assets	1,213	473

Total assets	$291,708	$286,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,634	$16,811
Accrued expenses	15,165	19,537
Current portion of long-term debt	—	43

Total current liabilities	30,799	36,391
Deferred revenues	57,014	55,366
Long-term debt	43,235	40,454
Other long-term liabilities	9,474	1,754

Total liabilities	140,522	133,965
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 56,167,090 and 54,043,317 shares issued as of December 31, 2011 and 2010, respectively	56	53
Additional paid-in capital	489,542	465,642
Accumulated deficit	(329,828)	(308,426)
Accumulated other comprehensive income	(68)	85
Treasury stock, at cost: 480,923 and 325,104 shares as of December 31, 2011 and 2010, respectively	(8,516)	(5,225)

Total stockholders’ equity	151,186	152,129

Total liabilities and stockholders’ equity	$291,708	$286,094

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$217,256	$179,218	$148,676
Cost of revenues	139,648	121,091	111,812

Gross profit	77,608	58,127	36,864

Operating expenses:
Selling and marketing	37,550	34,166	30,047
Research and development	14,437	12,900	9,814
Distribution	17,916	14,751	13,918
General and administrative	23,206	22,774	19,532

Total operating expenses	93,109	84,591	73,311

Loss from operations	(15,501)	(26,464)	(36,447)

Other expense:
Interest income	4	3	35
Interest expense	(4,714)	(4,597)	(6,522)
Other (expense) income, net	(292)	114	(268)

	(5,002)	(4,480)	(6,755)

Net loss before income taxes	(20,503)	(30,944)	(43,202)
Provision for income taxes	899	768	265

Net loss	$(21,402)	$(31,712)	$(43,467)

Net loss per share, basic and diluted	$(0.39)	$(0.66)	$(0.93)

Weighted-average shares outstanding, basic and diluted	54,217	48,188	46,627

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
			(in thousands except share data)
Balance at December 31, 2008	46,548,585	$47	$355,266	$(233,247)	$381	$—	$122,447
Comprehensive loss:
Net loss	—	—	—	(43,467)	—	—	(43,467)
Foreign currency translation adjustment	—	—	—	—	184	—	184

Total comprehensive loss	—	—	—	—	—	—	(43,283)
Reclassify warrant liability to equity	—	—	1,858	—	—	—	1,858
Exercise of stock options	86,927	—	270	—	—	—	270
Shares issued under employee stock purchase and incentive plan	116,799	—	403	—	—	—	403
Shares issued to Directors in lieu of cash	43,548	—	196	—	—	—	196
Stock-based compensation expense	—	—	7,555	—	—	—	7,555

Balance at December 31, 2009	46,795,859	47	365,548	(276,714)	565	—	89,446

Comprehensive loss:
Net loss	—	—	—	(31,712)	—	—	(31,712)
Foreign currency translation adjustment	—	—	—	—	(480)	—	(480)

Total comprehensive loss	—	—	—	—	—	—	(32,192)
Issuance of common stock, net of issuance costs	3,680,000	4	73,350	—	—	—	73,354
Exercise of stock options	1,831,253	1	12,034	—	—	(642)	11,393
Exercise of warrants	250,610	—	415	—	—	—	415
Shares issued under employee restricted stock plans	1,251,746	1	—	—	—	(4,070)	(4,069)
Shares issued under employee bonus plans	160,707	—	1,600	—	—	(513)	1,087
Shares issued under employee stock purchase plan	61,387	—	638	—	—	—	638
Shares issued to Directors in lieu of cash	11,755	—	186	—	—	—	186
Stock-based compensation expense	—	—	11,871	—	—	—	11,871

Balance at December 31, 2010	54,043,317	53	465,642	(308,426)	85	(5,225)	152,129

Comprehensive loss:
Net loss	—	—	—	(21,402)	—	—	(21,402)
Foreign currency translation adjustment	—	—	—	—	(153)	—	(153)

Total comprehensive loss	—	—	—	—	—	—	(21,555)
Exercise of stock options	1,352,289	1	8,207	—	—	(758)	7,450
Exercise of warrants	327,970	1	3,555	—	—	—	3,556
Shares issued under employee restricted stock plans	267,557	1	(3,733)	—	—	(1,588)	(5,320)
Shares issued under employee bonus plans	128,228	—	2,807	—	—	(945)	1,862
Shares issued under employee stock purchase plan	38,777	—	691	—	—	—	691
Shares issued to Directors in lieu of cash	8,952	—	182	—	—	—	182
Stock-based compensation expense	—	—	12,191	—	—	—	12,191

Balance at December 31, 2011	56,167,090	$56	$489,542	$(329,828)	$(68)	$(8,516)	$151,186

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,402)	$(31,712)	$(43,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,087	22,379	20,778
Stock-based compensation	13,093	15,351	9,226
Other	3,064	2,319	2,690
Changes in operating assets and liabilities:
Accounts receivable	(1,773)	235	(2,208)
Inventory	(16,371)	(28,744)	(9,209)
Prepaid expenses and other assets	(1,491)	(877)	1,513
Accounts payable	(1,047)	(2,781)	2,568
Accrued expenses and other liabilities	(324)	10,065	(119)
Deferred revenues	1,648	16,876	5,071

Net cash (used in) provided by operating activities	(1,516)	3,111	(13,157)

Cash flows from investing activities:
Purchases of property and equipment	(5,156)	(1,556)	(1,725)
Decrease (Increase) in other assets	—	340	(340)

Net cash used in investing activities	(5,156)	(1,216)	(2,065)

Cash flows from financing activities:
Issuance of common stock	—	73,354	—
Proceeds from exercise of stock options and warrants and employee stock purchase plans	7,965	12,446	673
Purchase of treasury stock	(2,533)	(4,583)	—
Proceeds from loans and lines of credit	—	—	39,895
Repayments on loans and lines of credit	(46)	(54)	(30,537)

Net cash provided by financing activities	5,386	81,163	10,031

Foreign exchange effect on cash and cash equivalents	(144)	(439)	269

(Decrease) increase in cash and cash equivalents	(1,430)	82,619	(4,922)
Cash and cash equivalents, beginning of year	104,339	21,720	26,642

Cash and cash equivalents, end of year	$102,909	$104,339	$21,720

Supplemental Disclosures
Cash paid for interest	1,623	$1,628	4,749

Cash paid for taxes	587	$365	401

Noncash Investing Activities
Transfers from inventory to field equipment	$16,943	$20,567	$10,315

Transfers from field equipment to deferred cost of revenues	$12,586	$21,185	$7,358

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S. Europe, Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD. These products are cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets. We believe our largest product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long-term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profits, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years’ financial statements to conform to the 2011 presentation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. The adoption of the amended guidance did not have a material impact on our revenues during 2011.

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

Foreign Currency Translation and Transactions

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of operations and totaled $0.3 million, $0.1 million and $0.3 million during 2011, 2010 and 2009, respectively.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

We consider all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in federal agency securities, commercial paper and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. To mitigate such risk, we maintain our cash in treasury obligation money market funds and bank deposit accounts that are fully insured by the U.S. government.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. Two customers represented 14% and 13% of accounts receivable at December 31, 2011 and one customer represented 23% of accounts receivable at December 31, 2010. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due and, as a result of our assessment, believe that our accounts receivable credit risk exposure is limited. Historically, we have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts, aging of unpaid accounts receivable balances and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Provision (Recoveries)	Write-offs	Balance at End of Year
December 31, 2011	$601	$—	$(91)	$510
December 31, 2010	$725	$(86)	$(38)	$601
December 31, 2009	$918	$—	$(193)	$725

We use and are dependent upon a number of single source suppliers of raw materials, components, finished goods and sterilization services. We are dependent on the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers would have a material adverse effect on us, at least in the near term. We believe that our relationships with our suppliers are satisfactory.

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

We capitalize certain costs, including internal payroll and external direct project costs, incurred in connection with developing or obtaining software designated for internal use. These costs are included in property and equipment and are amortized over the estimated useful lives of the related software.

Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction-in-process until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2011 and 2010 primarily represents the costs of building, machinery and equipment under installation.

Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” equipment. Service pool equipment is equipment owned and maintained by us that are swapped for equipment that need repairs or maintenance by us while being rented or owned by a customer. We record a provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment in the service pool. Write-downs for equipment are included in distribution expenses.

The estimated useful lives of property and equipment and field equipment are as follows:

Estimated Useful Life
Manufacturing equipment and tooling	5 to 6 years
Molds	4 to 7 years
Leasehold improvements	Lesser of 5 years or lease term
Computer and office equipment	3 years
Furniture	5 to 7 years
Field equipment	5 to 7 years

Intangibles and Other Long Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated discounted cash flows to be generated from such assets or group of assets. During 2011, 2010 and 2009, no such impairment was recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

Goodwill relates to amounts that arose in connection with the Medisystems Acquisition. We believe the factors contributing to the goodwill that resulted from the Medisystems Acquisition include (but are not limited to), increased manufacturing capacity and efficiency, securing long-term rights to certain technology and brand names and strengthening long-term customer relationships common to both Medisystems and NxStage. We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This impairment test is performed annually during the fourth quarter. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit’s fair value is estimated using a discounted cash flow approach. Our reporting units are our System One and In-center operating segments. When testing goodwill for impairment we primarily look to the fair value of the System One segment, as a majority of the goodwill relates to the System One segment. During 2011, 2010 and 2009, no such impairment was recognized. The goodwill recognized in connection with the Medisystems acquisition is not deductible for tax purposes.

Stock-Based Compensation

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock options and quoted market prices of our common stock to estimate fair value of restricted stock. Historically, we used the simplified method, as defined in Staff Accounting Bulletin No. 107, to estimate the expected term. We now believe we have sufficient internal historical data to refine the expected term assumption. As such, beginning in March 2011, the expected term is estimated based on the contractual term of each grant and takes into account the historical experience and relevant factors concerning expected exercise and termination behavior of participants. The risk free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected term. Historically, because of our limited trading history as a public company, the stock volatility assumption was based on an analysis of our historical volatility and the volatility of the common stock of comparable companies in the medical device and technology industries. Beginning in March 2011, the stock volatility assumption is based on our historical volatility as we now believe that is more indicative of the option grant’s expected volatility in the future. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future.

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

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of operations. The following is a rollforward of our warranty accrual (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Usage	Balance at End of Year
December 31, 2011	268	695	(583)	380
December 31, 2010	205	452	(389)	268
December 31, 2009	235	331	(361)	205

Distribution Expenses

Distribution expenses are charged to operations as incurred and consist of costs incurred in shipping product to and from customers and the cost of any equipment lost or damaged in the distribution process. Shipping and handling costs billed to customers are included in revenues.

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

We conduct business globally and file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We have accumulated significant losses since our inception in 1998. Utilization of the net operating losses may be subject to limitations and certain tax years in the respective tax jurisdictions remain open to examination.

Comprehensive Loss

We have chosen to disclose comprehensive loss, which consists of net loss and other comprehensive income (loss), in the consolidated statements of changes in stockholders’ equity. Other comprehensive income (loss) primarily includes foreign currency translation adjustments that are excluded from results of operations.

Subsequent Events

Events occurring subsequent to December 31, 2011 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does it affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for us for fiscal years and interim periods within those years beginning January 1, 2012. As this update only requires enhanced disclosure, the adoption of this update will not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for our annual and interim reporting periods beginning on January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to early adopt this ASU effective October 1, 2011 for our annual goodwill impairment test.

3.	Inventory

Inventory includes material, labor and overhead. The components of inventory are as follows (in thousands):

	December 31,
	2011	2010
Purchased components	$12,532	$14,928
Work in process	9,109	6,372
Finished goods	11,134	13,650

	$32,775	$34,950

4.	Property and Equipment, Field Equipment and Deferred Cost of Revenues

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2011	2010
Manufacturing equipment and tooling	$12,599	$10,683
Leasehold improvements	4,089	3,913
Computer and office equipment	2,021	2,272
Molds	2,312	1,848
Furniture	248	238
Construction-in-process	11,414	1,179

	32,683	20,133
Less accumulated depreciation	(15,084)	(11,843)

Property and equipment, net	$17,599	$8,290

Depreciation expense for property and equipment was $3.4 million, $3.3 million and $3.4 million during 2011, 2010 and 2009, respectively.

At December 31, 2011, we had $7.7 million recorded in property and equipment and other long-term liabilities related to construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction-in-process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy, or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $7.7 million recorded at December 31, 2011 reflects the construction costs incurred to date in connection with this project and is a non-cash financing activity.

The components of field equipment, net are as follows (in thousands):

	December 31,
	2011	2010
Field equipment	$45,040	$42,753
Less accumulated depreciation	(32,858)	(29,093)

Field equipment, net	$12,182	$13,660

Depreciation expense for field equipment, which is recorded in costs of revenues in the consolidated statements of operations, was $5.4 million, $8.1 million and $9.8 million during 2011, 2010 and 2009, respectively.

Amortization expense of direct costs relating to deferred equipment revenues was $11.5 million, $8.1 million and $4.6 million during 2011, 2010 and 2009, respectively.

5.	Intangible Assets

The components of intangible assets, net are as follows (in thousands):

	December 31, 2011		December 31, 2010		Estimated Useful Life
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Bloodline, needle and other patented and unpatented technology	$6,200	$(3,294)	$6,200	$(2,519)	8 years
Trade names	2,300	(698)	2,300	(534)	14 years
Customer relationships	26,000	(7,893)	26,000	(6,035)	14 years

Intangible assets	$34,500	$(11,885)	$34,500	$(9,088)

We recognized amortization expense of $2.8 million during each of 2011, 2010 and 2009.

The estimated future aggregated amortization expense for intangible assets owned as of December 31, 2011 is as follows (in thousands):

2012	$2,796
2013	2,796
2014	2,796
2015	2,603
2016	2,021
Thereafter	9,603

$22,615

6.	Net Loss per Share

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Years Ended December 31,
	2011	2010	2009
Options to purchase common stock	3,057	3,072	584
Restricted stock	382	913	888
Warrants to purchase common stock	1,053	989	—

Total	4,492	4,974	1,472

7.	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	December 31,
	2011	2010
Payroll, compensation and related benefits	$6,288	$7,109
Customer prepayment	—	4,316
Distribution expenses	1,738	2,228
Other	7,139	5,884

Total	$15,165	$19,537

8.	Debt

In June 2009, we closed a $40.0 million term loan and security agreement with Asahi. Concurrent with entering into the term loan with Asahi we terminated the credit and security agreement, as amended, GE and repaid all outstanding borrowings owed, including $2.0 million of prepayment and other transactions fees, including a $0.5 million amendment fee, which were recorded to interest expense during 2009. Borrowings under our term loan with Asahi bear interest at a rate of 8% per annum payable in arrears on November 1st and May 1st, with fifty percent of such interest being deferred until the maturity date on May 31, 2013. Principal is payable in one balloon payment at maturity. The term loan is secured by substantially all of our assets. The term loan may be prepaid, without penalty, at our option. In the event the term loan reaches maturity, Asahi may require that all of the principal and interest on the term loan that is unpaid as of the maturity date be converted into shares of our common stock, with the number of shares to be determined based upon the average closing stock price of our common stock during the thirty business days preceding the maturity date. Under no circumstance would we be obligated to issue more than 10% of the number of our shares of common stock outstanding on the maturity date to Asahi in satisfaction of this obligation; provided that we and Asahi may mutually agree, in each of our own sole discretion, to increase the 10% limitation up to 20%. The term loan and security agreement with Asahi includes certain affirmative covenants including timely filings and limitations on contingent debt obligations and sales of assets. The term loan and security agreement also contains customary events of default, including nonpayment, misrepresentation, breach of covenants, material adverse effects, and bankruptcy. In the event we fail to satisfy the covenants, or otherwise go into default, Asahi has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, subject to SVB’s senior security interest. Borrowings under the term loan and security agreement were recorded at their estimated fair value at issuance, net of a $3.7 million discount. The discount is being recorded to interest expense over the term of the agreement, through May 31, 2013.

In March 2010, we entered into a loan and security agreement with SVB for a $15.0 million revolving line of credit with a maturity date of April 1, 2012. The agreement was amended in March 2011 to reduce the interest rate on borrowings, fees on unused revolving line of credit and monthly reporting requirements. The agreement is secured by all or substantially all of our assets. In connection with the agreement, we amended our term loan and security agreement with Asahi to provide for certain amendments, including granting to Asahi junior liens on certain of our assets for so long as the agreement with SVB remains outstanding. Upon termination of all obligations under that facility, Asahi’s security will revert to a security in all assets other than cash, bank accounts, accounts receivable, field equipment and inventory. Borrowings under the agreement, as amended, bear interest at a floating rate per annum equal to 0.5% percentage points above the prime rate (initial prime rate of 4.00%). Pursuant to the agreement, we have agreed to certain financial covenants relating to liquidity requirements and adjusted EBITDA, as defined in the agreement with SVB. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At December 31, 2011, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment.

Our debt obligation outstanding at December 31, 2011 of $44.5 million, gross of a $1.3 million discount, relates to the principal and deferred interest outstanding under our term loan and security agreement with Asahi and matures during 2013.

9.	Business Segment and Geographic Information

After an evaluation of the business activities regularly reviewed by our chief operating decision maker for which separate discrete financial information is available, we determined that we have two reporting segments: System One and InCenter. The accounting policies of the reportable segments are the same as those described in Note 2. The profitability measure employed by us and our chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

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

Within the In-Center segment, we sell blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center segment products are sold through national distributors.

Our reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Year Ended December 31, 2011
Revenues from external customers	$143,480	$73,776	$—	$217,256
Segment profit (loss)	13,620	8,522	(37,643)	(15,501)
Segment assets	84,732	17,165	189,811	291,708
Year Ended December 31, 2010
Revenues from external customers	$113,855	$65,363	$—	$179,218
Segment profit (loss)	283	8,927	(35,674)	(26,464)
Segment assets	86,469	16,329	183,296	286,094
Year Ended December 31, 2009
Revenues from external customers	$85,801	$62,875	$—	$148,676
Segment (loss) profit	(17,445)	10,344	(29,346)	(36,447)
Segment assets	74,534	17,346	105,098	196,978

The majority of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Years Ended December 31,
	2011	2010	2009
Customer A	21%	22%	22%
Customer B	13%	16%	28%
Customer C	13%	13%	—

Sales to Customer A are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to customer A. All of Customer C’s sales of our products are to Customer A.

The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,
	2011	2010
Total segment assets	$101,897	$102,798
Corporate assets:
Cash and cash equivalents	102,909	104,339
Property and equipment, net	17,599	8,290
Intangible assets, net	22,615	25,412
Goodwill	42,698	42,698
Prepaid and other assets	3,990	2,557

Total assets	$291,708	$286,094

Long-lived tangible assets consist of property and equipment, net and field equipment, net. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,
	2011	2010	2009
United States	$15,302	$16,796	$25,922
Europe	13,138	4,536	5,290
Mexico	1,341	618	850

	$29,781	$21,950	$32,062

10.	Commitments and Contingencies

We enter into arrangements to purchase inventory requiring minimum purchase commitments in the ordinary course of business.

We purchase all of our needles from Kawasumi under an agreement which expires in February 2014 and includes provision requiring us to purchase certain annual minimum quantities of needles.

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

We maintain our corporate headquarters in a leased building located in Lawrence, Massachusetts and maintain our manufacturing operations in Mexico, Germany, and Italy. Our lease agreement at our headquarters expires in July 2012 and we have elected not to renew. Our leased manufacturing facilities are subject to lease agreements with termination dates beginning in late 2012. Our lease agreements contain certain provisions that require us to pay executory costs such as real estate taxes, operating expenses and common utilities. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. Rent expense, net of sublease income, was $1.8 million during 2011 and $1.7 million during both 2010 and 2009. The lease agreement for our headquarters included a tenant improvement allowance paid by the landlord of $0.6 million, which has been recorded as both a leasehold improvement and a deferred rent obligation. All of our leases are accounted for as operating leases.

In June 2011, we entered into a new lease agreement with 350 Riverwalk LLC for our new corporate headquarters to be located in Lawrence, Massachusetts. The term of the lease will begin on or before June 1, 2012 and continue for an initial term of eleven years with an early termination provision after seven years, subject to certain terms and conditions. We have two, five year options to extend this lease on substantially the same terms and at rent equal to ninety-five percent of the then fair market value. In addition, we are responsible for the real estate taxes and operating expenses related to this facility. The landlord is providing us a $4.3 million tenant improvement allowance pursuant to the agreement.

The future minimum rental payments as of December 31, 2011 under our operating leases are as follows (in thousands):

2012	2,283
2013	2,189
2014	2,322
2015	2,525
2016	2,573
Thereafter	15,159

$27,051

A civil complaint was filed against the Company on February 28, 2012 in the US District Court for the District of Massachusetts by Gambro (Case No. 1:12cv10370-PBS). The Company has not had an opportunity to thoroughly review the complaint. The complaint alleges that the Company has violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about the Company’s and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that the Company wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. The Company believes the suit is without merit and intends to defend itself vigorously; therefore, the Company does not believe a loss is probable.

11.	Income Taxes

Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes.

Deferred tax assets (liabilities), the majority of which are non-current, are comprised of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$108,816	$105,578
Tax credits	6,638	6,438
Capitalized research and development	5,185	—
Other	174	5,495

Total deferred tax assets	120,813	117,511

Deferred tax liabilities:
Fixed assets	(1,805)	(2,432)
Intangible assets	(8,550)	(9,707)
Other	(63)	—

Total deferred tax liabilities	(10,418)	(12,139)
Net deferred tax assets before valuation allowance	110,395	105,372
Less Valuation allowance	(110,395)	(105,372)

Net deferred tax assets	$—	$—

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $313 million and $276 million, respectively, available to offset future taxable income, if any. Substantially all net losses are in the U.S. The federal and state net operating loss carryforwards will expire between 2019 and 2031 if not utilized. We also had federal and state research and development credit carryforwards of $4.7 million and $1.5 million, respectively, which begin to expire in 2015 if not utilized. We also had foreign tax credits of approximately $0.9 million that will expire between 2018 and 2021 if not utilized. During 2011, the deferred tax valuation allowance increased by approximately $5.0 million, primarily as the result of increases to net operating losses. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset our deferred tax assets because the future realizability of such assets is uncertain. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The deferred tax assets above exclude deductions related to the exercise of stock options subsequent to the adoption of the guidance related to share-based payments. We will realize the benefit of these losses through increases to stockholders’ equity in future periods when and if the losses are utilized to reduce future tax payments.

The provision for income taxes of $0.9 million, $0.8 million and $0.3 million during 2011, 2010 and 2009 respectively, relates to the profitable operations of certain foreign entities.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
Stock compensation	(1.3)%	9.2%	(2.6)%
State income tax, net of federal tax benefit	3.6%	5.3%	4.9%
Valuation allowance	(41.1)%	(53.0)%	(38.5)%
Other, net	0.4%	2.0%	1.6%

Effective tax rate	(4.4)%	(2.5)%	(0.6)%

The below table details the changes in unrecognized tax benefits, which if recognized would favorably impact our effective tax rate (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of the year	$450	$117	$—
Tax positions taken for the current year	228	333	117

Balance at end of year	$678	$450	$117

Our current intention is to reinvest the total amount of our unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax-effective. As such, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practical due to the complexity associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

12.	Stock Plans and Stock-Based Compensation

Stock Incentive Plans

We maintain the 2005 Stock Incentive Plan, or the 2005 Plan, that governs awards to both employees and non-employees. The 2005 Plan replaced and superseded our 1999 Stock Option and Grant Plan, or the 1999 Plan, except that awards granted under the 1999 Plan remain in effect pursuant to their original terms. Pursuant to the 2005 Plan, each share award issued after May 28, 2009 other than options or stock appreciation rights will reduce the number of total shares available for grant by 1.23 shares for shares granted from May 28, 2009 through May 26, 2011 and 1.62 shares for shares granted thereafter. A total of 13.5 million shares have been authorized for grant under the 2005 Plan and, at December 31, 2011, 3.2 million shares are available for future grant.

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

We also maintain a performance based restricted stock plan, or the Performance Share Plan, in which we commit to grant shares of restricted stock to certain employees and executive officers based on the achievement of certain annual corporate financial performance metrics. The restricted stock, if awarded, vests over a requisite service period of three years. Further, we maintain a bonus plan, or Corporate Bonus Plan, for the benefit of our employees. Payout under the Corporate Bonus Plan is based on individual performance and the achievement of certain annual corporate financial performance metrics and is paid in shares of our common stock, or in cash, at the discretion of the Compensation Committee of the Board. The estimated payout under the Corporate Bonus Plan is recognized as compensation expense during the performance year and is classified as a liability, until settlement, on our consolidated balance sheet. A majority of the compensation expense associated with the Corporate Bonus Plans for the 2011, 2010 and 2009 performance years has been classified as stock-based compensation expense because these amounts have been or are expected to be paid in shares of our common stock.

Our 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan, authorized the issuance of up to 0.7 million shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of our common stock on the NASDAQ Global Select Market on the lower of the first or last day of the offering period, unless otherwise determined by the Board of Directors or Compensation Committee of the Board. As of December 31, 2011, 0.3 million shares are available for future issuance under the 2005 Purchase Plan.

Stock Options

A summary of the status of stock options granted under all of our plans at December 31, 2011, and changes during the year then ended, is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
			(In thousands)	(In years)
Outstanding at beginning of year	6,222,962	$7.75
Granted	485,939	$19.87
Exercised	(1,352,289)	$6.07
Forfeited or expired	(66,103)	$9.26

Outstanding at end of year	5,290,509	$9.29	$46,096	3.64

Fully vested and exercisable	3,949,696	$8.52	$36,841	3.09

Fully vested, exercisable and expected to vest	5,236,876	$9.29	$45,726	3.62

The intrinsic value for stock options is calculated based on the market price of our common stock as of December 30, 2011, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during 2011, 2010 and 2009 was $7.5 million, $6.6 million and $6.0 million, respectively. The aggregate intrinsic value of options exercised is calculated based on the market price of our common stock on the exercise date, less the exercise price of underlying award and was $18.7 million, $21.7 million and $0.3 million during 2011, 2010 and 2009, respectively.

The weighted-average fair value of options granted during 2011, 2010 and 2009 was $11.23, $5.84 and $1.33 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (in years)	4.61 to 4.75	4.75	4.75
Risk-free interest rate	1.35% to 2.16%	1.17% to 2.58%	1.71% to 2.58%
Expected stock price volatility	64% to 70%	64% to 65%	65% to 75%
Expected dividend yield	—	—	—

Restricted Stock

The total fair value of restricted stock that vested was $5.8 million, $1.8 million and $0.1 million during 2011, 2010 and 2009. The weighted-average fair value of restricted stock granted during 2011, 2010 and 2009 was $18.75, $10.00 and $2.11 per unit, respectively. The following table summarizes the status of the unvested restricted stock units:

	Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Nonvested at December 31, 2010	1,153,383	$7.34
Granted	327,556	$18.75
Vested	(886,902)	$6.54
Forfeited	(3,277)	$18.00

Nonvested at December 31, 2011	590,760	$14.81	$10,504	5.9

Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during 2011, 2010 and 2009 was $6.12, $2.72 and $0.97 per share, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (in months)	6	6	6
Risk-free interest rate	0.10% to 0.19%	0.20% to 0.22%	0.18% to 0.33%
Expected stock price volatility	64%	64%	65%
Expected dividend yield	—	—	—

There were 38,777, 61,387 and 103,551 shares issued under the 2005 Purchase Plan during 2011, 2010 and 2009, respectively, which resulted in share-based compensation expense of $0.2 million, $0.2 million and $0.1 million during 2011, 2010 and 2009.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$1,881	$2,347	$1,593
Selling and marketing	5,117	5,540	3,507
Research and development	1,230	2,222	774
General and administrative	4,865	5,242	3,352

Total stock-based compensation expense	$13,093	$15,351	$9,226

As of December 31, 2011, approximately $13 million of unrecognized stock compensation cost related to nonvested stock options and restricted stock (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.8 years.

Other Compensation Plans

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million and $1.5 million at December 31, 2011 and 2010, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2011, 2010 and 2009.

13.	Employee Benefit Plan

We have a 401(k) retirement plan, or the 401(k) Plan, for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. We contribute 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. We contributed $1.2 million to the 401(k) Plan during 2011 and $1.0 million during both 2010 and 2009.

14.	Stockholders’ Equity

We received 115,730 and 288,992 shares during 2011 and 2010, respectively, that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans. Additionally, we received 40,089 and 36,112 shares that were surrendered in payment for the exercise of stock options during 2011 and 2010, respectively. The settlement of $2.8 million and $1.6 million during 2011 and 2010, respectively, of the Company’s 2010 Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.

In connection our Amended and Restated National Service Provider Agreement with DaVita we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain DaVita and NxStage System One home patient growth targets on separate measurement dates occurring on June 30, 2011, 2012 and 2013. At December 31, 2011, 5.1 million shares are issuable under the warrant based on the achievement of these performance criteria. The warrants have an exercise price of $14.22 per share, are non-transferable, must be exercised in cash and, if vested, expire during 2013. The warrants will be measured at fair value through their date of vesting using the Black-Scholes option pricing model, and recognized as a reduction of revenues, based on the number of warrants expected to vest, over the same period as the related product revenues which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. The reduction of revenues recorded in connection with these warrants was not significant during 2011 or 2010. For the period ended June 30, 2011, DaVita achieved System One home patient growth targets that entitled DaVita to become vested in warrants to purchase 250,000 shares of our common stock.

In November 2010, we filed an automatic shelf registration statement on Form S-3, which will allow us to offer and sell, from time to time in one or more offerings of common or preferred stock, debt securities or warrants for the purchase of common or preferred stock as we deem prudent or necessary to raise capital at a later date. On November 23, 2010, we completed the sale of 3,680,000 shares of our common stock pursuant to an underwriting agreement with Canaccord Genuity at a price of $20.04 per share. We received proceeds of $73.4 million, net of related expenses, and intend to use the proceeds for working capital and general corporate purposes.

In May 2008, we entered into a $43.0 million private placement agreement to sell an aggregate of 9.6 million shares of our common stock at a price of $4.50 per share and warrants to purchase 1.9 million shares of our common stock at an exercise price of $5.50 per share to certain accredited investors managed by a single advisor, OrbiMed Advisors LLC, and other affiliates, including a member of the Company’s board of directors. As of December 31, 2011, 1.4 million warrants are outstanding and expire on May 28, 2013 or August 1, 2013. The warrants also contain a net share settlement feature that is available to investors once the underlying shares are registered. Additional provisions require us, in the event of a change of control, to pay promptly to the warrant holder an amount calculated by the Black-Scholes option pricing formula. Such payment is required to be in cash or shares in the same proportion that other stockholders receive in such change of control transaction. We were required to register the common stock and the common stock issuable upon exercise of the warrants with the Securities and Exchange Commission, which registration occurred on August 8, 2008. If the holders of the shares or the accompanying warrant shares are unable to sell such shares or warrant shares under the registration statement for more than 30 days in any 365 day period after the effectiveness of the registration statement, we may be obligated to pay damages equal to up to 1% of the share purchase price per month that the registration statement is not effective and the investors are unable to sell their shares.

15.	Related-Party Transactions

On June 4, 2007, we entered into a stock purchase agreement with David S. Utterberg, a director and significant stockholder, under which we agreed to purchase from Mr. Utterberg the issued and outstanding shares of Medisystems Corporation and certain affiliated entities in exchange for the issuance of 6.5 million shares of our common stock. We may be required to issue additional shares of common stock to Mr. Utterberg because, pursuant to the terms of the stock purchase agreement, Mr. Utterberg and we have agreed to indemnify each other in the event of certain breaches or failures, and any such indemnification amounts must be paid in shares of our common stock, valued at the time of payment. However, we will not be required to issue shares for indemnification purposes that in the aggregate would exceed 20% of the then outstanding shares of our common stock without first obtaining stockholder approval, and any such shares will not be registered under the Securities Act of 1933, as amended. Additionally, in connection with the Medisystems acquisition, we also agreed that if Mr. Utterberg is no longer a director of NxStage, our Board of Directors will nominate for election to our Board of Directors any director nominee proposed by Mr. Utterberg, subject to certain conditions.

16.	Fair Value Measurements

At December 31, 2011, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The carrying amount of our long-term debt approximates fair value at December 31, 2011. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

17.	Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly information (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$50,564	$53,768	$55,903	$57,021
Gross profit	18,033	18,865	19,540	21,170
Net loss	(6,010)	(5,550)	(5,278)	(4,564)
Net loss per common share, basic and diluted	$(0.11)	$(0.10)	$(0.10)	$(0.08)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$40,408	$44,008	$45,033	$49,769
Gross profit	11,813	13,762	14,960	17,592
Net loss	(8,999)	(8,256)	(8,164)	(6,293)
Net loss per common share, basic and diluted	$(0.19)	$(0.17)	$(0.17)	$(0.13)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of NxStage’s disclosure controls and procedures as of December 31, 2011 our chief executive officer and chief financial officer concluded that, as of such date, NxStage’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in NxStage’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, NxStage’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2011.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on its assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NxStage Medical, Inc.

We have audited NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NxStage Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 29, 2012

Item 9B.	Other Information

PART III

We have included information about our executive officers in Part I of the report under the caption “Executive Officers”.

The information required by Part III, Items 10-14 of this report is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned “Stock Ownership of Certain Beneficial Owners and Management,” “Proposal 1 — Election of Directors,” “Corporate Governance,” “Information about Executive Officer and Director Compensation,” “Certain Relationships and Related Transactions,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance”.

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
February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Robert S. Brown Robert S. Brown	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Philippe O. Chambon Philippe O. Chambon, M.D., Ph.D.	Chairman of the Board of Directors	February 29, 2012

/s/ Daniel A. Giannini Daniel A. Giannini	Director	February 29, 2012

/s/ Nancy J. Ham Nancy J. Ham	Director	February 29, 2012

/s/ Earl R. Lewis Earl R. Lewis	Director	February 29, 2012

/s/ Craig W. Moore Craig W. Moore	Director	February 29, 2012

/s/ Reid S. Perper Reid S. Perper	Director	February 29, 2012

/s/ Barry M. Straube Barry M. Straube, M.D.	Director	February 29, 2012

/s/ David S. Utterberg David S. Utterberg	Director	February 29, 2012

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005	333-126711

3.2	Amended and Restated By-Laws	S-1/A	3.5	10/7/2005	333-126711

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005	333-126711

4.2	Form of Securities Purchase Agreement, dated May 22, 2008 and a schedule of signatories thereto	8-K	4.1	5/23/2008	000-51567

4.3	Form of Warrant to Purchase Common Stock	8-K	4.2	5/23/2008	000-51567

10.1#	1999 Stock Option and Grant Plan, as amended	S-1/A	10.1	10/7/2005	333-126711

10.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.2	10/7/2005	333-126711

10.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan, as amended	S-1/A	10.3	10/7/2005	333-126711

10.4#	2005 Stock Incentive Plan, as amended by Amendment No. 1, together with Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement and Form of Restricted Stock Agreement	10-Q S-1/A 10-K	10.3 10.22 10.5	11/7/2007 10/20/2005 3/16/2007	000-51567 333-126711 000-51567

10.5#	2005 Employee Stock Purchase Plan, as amended by Amendment No. 1	10-K	10.5	3/7/2008	000-51567

10.6#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005	333-126711

10.7#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005	333-126711

10.8#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005	333-126711

10.9#	Employment Agreement dated November 27, 2006 between Registrant and Robert S. Brown	10-K	10.1	3/16/2007	000-51567

10.10	Employment Agreement dated August 16, 2007 between Registrant and Michael J. Webb	10-K	10,100.00	2/18/2011	000-51567

10.11#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005	333-126711

10.12#	Director Compensation Policy	10-Q	10.2	5/5/2006	000-51567

10.13	Standard Form Commercial Lease dated October 17, 2000 between the Registrant and Heritage Place, LLC, as amended by Modification to Standard Form Commercial Lease	S-1	10.1	7/19/2005	333-126711

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.14†	Supply Agreement dated as of October 26, 2004 between the Registrant and B. Braun Medizintechnologie GmbH	S-1	10.17	7/19/2005	333-126711

10.15†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007	000-51567

10.16†	First Amended and Restated National Service Provider Agreement dated as of July 22, 2010 between the Registrant and DaVita Inc.	10-Q	10.01	8/6/2010	000-51567

10.17†	Extracorporeal Disposables Distribution Agreement, dated July 25, 2007, by and between Medisystems Corporation and Henry Schein	10-Q	10.40	11/7/2007	000-51567

10.18†	Supply and Distribution Agreement, dated February 1, 2001 by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.60	11/7/2007	000-51567

10.19	Investors’ Rights Agreement dated June 30, 1999 between the Registrant and the Investors, as amended on January 24, 2000, May 24, 2001, April 15, 2003, August 18, 2004, December 23, 2004 and July 8, 2005	S-1	10.90	7/19/2005	333-126711

10.01†	Needle Purchase Agreement, dated January 6, 2008, by and between the Registrant and DaVita Inc.	10-K	10.37	3/7/2008	000-51567

10.21†	Shelter Agreement, dated March 21, 2007 by and among the Registrant, Entrada Partners and Entrada Group de Mexico, S. de R.L. de C.V.	10-Q	10.60	5/9/2007	000-51567

10.22†	Supply and Distribution Agreement, dated May 6, 2008, by and between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.43	8/8/2008	000-51567

10.23†	Supply Agreement, dated April 10, 2009, by and between the Registrant and Laboratorios PiSA	10-Q/A	10.45	10/19/2009	000-51567

10.24†	Extracorporeal Disposables Distribution Agreement, dated June 15, 2009, by and between Medisystems Corporation and Gambro Renal Products, Inc.	10-Q	10.46	8/7/2009	000-51567

10.25†	Term Loan and Security Agreement effective June 5, 2009 by and between the Registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Medimexico s. de R.L. de C.V., NxStage Verwaltungs GmbH, NxStage GmbH & Co. KG and Medisystems Europe S.p.A., as Guarantors and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender	10-Q	10.47	8/7/2009	000-51567

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26†	Amendment, dated as of March 10, 2010, to the Term Loan and Security Agreement, effective June 5, 2009, by and between the Registrant, EIR Medical, Inc., Medisystems Services Corporation, Medisystems Corporation, as Borrowers, and Asahi Kasei Kuraray Medical, Co., Ltd., as the Lender	10-Q	10.49	5/5/2010	000-51567

10.27†	Technology and Trademark License Agreement effective June 15, 2009 by and between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009	000-51567

10.28†	Loan and Security Agreement, dated March 10, 2010, by and among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers	10-Q/A	10.48	7/22/2010	000-51567

10.29	Warrant to Purchase Shares of Common Stock, dated July 22, 2010, issued to DaVita Inc.	10-Q	10.20	8/6/2010	000-51567

10.30	Registration Rights Agreement, dated July 22, 2010, between the Registrant and DaVita Inc.	10-Q	10.30	8/6/2010	000-51567

10.31#	Employment Agreement, dated April 25, 2011, between Registrant and Michael Miller, Jr. (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2011)	10-Q	10.32	5/4/2011	000-51567

10.32	Amendment, dated March 29, 2011, to the Loan and Security Agreement, dated March 10, 2010, by and among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers	10-Q	10.33	5/4/2011	000-51567

10.33†	Lease, dated as of June 22, 2011 by and between Registrant and 350 Riverwalk, LLC	10-Q/A	10.33	10/7/2011	000-51567

10.34#	Amendment No. 3 to 2005 Stock Incentive Plan of NxStage Medical, Inc	10-Q	10.34	8/3/2011	000-51567

*21.1	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.