Form 10-Q
period 2012-03-31
NxStage Medical, Inc.
filed 2012-05-08
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 56,188,862 shares of the registrant’s common stock outstanding as of the close of business on May 1, 2012.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,265	$102,909
Accounts receivable, net	17,626	15,808
Inventory	34,955	32,775
Prepaid expenses and other current assets	2,249	2,777

Total current assets	157,095	154,269
Property and equipment, net	20,933	17,599
Field equipment, net	11,562	12,182
Deferred cost of revenues	39,723	41,132
Intangible assets, net	21,916	22,615
Goodwill	42,698	42,698
Other assets	1,873	1,213

Total assets	$295,800	$291,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,717	$15,634
Accrued expenses	16,331	15,165

Total current liabilities	32,048	30,799
Deferred revenues	55,766	57,014
Long-term debt	43,950	43,235
Other long-term liabilities	12,126	9,474

Total liabilities	143,890	140,522
Commitments and contingencies (Note 10)
Stockholders’ equity:

Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—

Common stock: par value $0.001, 100,000,000 shares authorized; 56,640,378 and 56,167,090 shares issued as of March 31, 2012 and December 31, 2011, respectively	56	56
Additional paid-in capital	495,408	489,542
Accumulated deficit	(334,972)	(329,828)
Accumulated other comprehensive income (loss)	105	(68)

Treasury stock, at cost: 490,481 and 480,923 shares as of March 31, 2012 and December 31, 2011, respectively	(8,687)	(8,516)

Total stockholders’ equity	151,910	151,186

Total liabilities and stockholders’ equity	$295,800	$291,708

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues	$56,951	$50,564
Cost of revenues	35,639	32,531

Gross profit	21,312	18,033

Operating expenses:
Selling and marketing	9,920	9,210
Research and development	3,897	3,717
Distribution	4,532	4,158
General and administrative	6,622	5,582

Total operating expenses	24,971	22,667

Loss from operations	(3,659)	(4,634)

Other expense:
Interest expense	(1,193)	(1,157)
Other expense, net	(52)	(26)

	(1,245)	(1,183)

Net loss before income taxes	(4,904)	(5,817)
Provision for income taxes	240	193

Net loss	$(5,144)	$(6,010)

Net loss per share, basic and diluted	$(0.09)	$(0.11)

Weighted-average shares outstanding, basic and diluted	55,773	53,423

Other comprehensive loss:
Foreign currency gain	$149	$224
Other gain	24	5

Comprehensive loss	$(4,971)	$(5,781)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,144)	$(6,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,720	5,690
Stock-based compensation	3,199	3,414
Other	794	874
Changes in operating assets and liabilities:
Accounts receivable	(1,779)	(667)
Inventory	(4,738)	(6,671)
Prepaid expenses and other assets	(96)	(324)
Accounts payable	(32)	3,985
Accrued expenses and other liabilities	1,916	(3,887)
Deferred revenues	(1,248)	602

Net cash used in operating activities	(1,408)	(2,994)

Cash flows from investing activities:
Purchases of property and equipment	(1,564)	(623)

Net cash used in investing activities	(1,564)	(623)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	2,115	1,451
Purchase of treasury stock	—	(2,526)
Repayments on loans and lines of credit	—	(15)

Net cash provided by (used in) financing activities	2,115	(1,090)

Foreign exchange effect on cash and cash equivalents	213	298

Decrease in cash and cash equivalents	(644)	(4,409)
Cash and cash equivalents, beginning of period	102,909	104,339

Cash and cash equivalents, end of period	$102,265	$99,930

Noncash Investing Activities
Transfers from inventory to field equipment	$2,209	$4,595

Transfers from field equipment to deferred cost of revenues	$1,804	$2,942

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent, or “daily,” dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, or U.S., Europe, Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets. We believe our largest product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profits, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results for the entire year or future periods. The December 31, 2011 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 19% of accounts receivable at March 31, 2012 and two customers represented 14% and 13% of accounts receivable at December 31, 2011.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2011	$380
Provision	93
Usage	(162)

Balance at March 31, 2012	$311

Derivative Instruments and Hedging

Derivative instruments, namely our foreign exchange forward contracts, are recognized on the balance sheet at fair value at the balance sheet date. Changes in the fair value of derivatives that are designated and highly effective as cash flow hedges are recorded either in cost of revenues or deferred in accumulated other comprehensive income (loss) and subsequently recognized in cost of revenues in the same period the hedged items are recognized. The ineffective portion of derivative instruments designated as cash flow hedges, are recorded in other income (expense), net. For derivatives that are designated as cash flow hedges, if the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains and losses on the related derivative instrument are recognized in earnings and any related gains and losses recorded in other comprehensive income are reclassified into earnings.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and, instead, requires presentation of total comprehensive income, which includes the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is required to be applied retrospectively. We have chosen to disclose comprehensive loss, which consists of the components of net loss and other comprehensive income (loss), as part of one continuous statement, referred to as the Consolidated Statement of Comprehensive Loss. Other than a change in presentation, the implementation of this guidance did not impact our financial statements.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2012	December 31, 2011
Purchased components	$13,671	$12,532
Work in process	9,856	9,109
Finished goods	11,428	11,134

	$34,955	$32,775

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $16.0 million and $15.1 million at March 31, 2012 and December 31, 2011, respectively. Accumulated depreciation on field equipment was $32.4 million and $32.9 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, we had $10.1 million recorded in property and equipment and other long-term liabilities related to construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Medical Co., Ltd., or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction-in-process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy, or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $10.1 million capitalized at March 31, 2012 reflects the construction costs incurred to date in connection with this project and the $2.2 million and $3.1 million recorded during the three months ended March 31, 2012 and 2011, respectively, represents a non-cash financing activity.

5.	Intangible Assets

Accumulated amortization on intangible assets was $12.6 million and $11.9 million at March 31, 2012 and December 31, 2011, respectively.

6.	Net Loss per Share

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	2,466	3,624
Unvested restricted stock	296	731
Warrants to purchase common stock	1,023	1,174

Total	3,785	5,529

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. As of March 31, 2012, the assumed conversion of 2,427,895 shares would not have been included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred. The issuance of these shares will increase the weighted average shares outstanding in future periods.

7.	Segment Disclosures

We report the results of our operations in two segments: System One and In-Center. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The profitability measure employed by us and our chief operating decision maker, or CODM, for making decisions about allocating resources to segments and assessing segment performance is segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

Our CODM’s measures are designed to assess performance of these operating segments, excluding certain items. As a result, certain corporate expenses are excluded from the segment operating performance measures, including research and development expenses and general and administrative expenses, as they are managed centrally.

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

Our reportable segments consist of the following (in thousands):

	System One	In-Center	Unallocated	Total
Three Months Ended March 31, 2012
Revenues from external customers	$39,340	$17,611	$—	$56,951
Segment profit (loss)	5,050	1,810	(10,519)	(3,659)

Three Months Ended March 31, 2011
Revenues from external customers	$33,483	$17,081	$—	$50,564
Segment profit (loss)	2,513	2,152	(9,299)	(4,634)

Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended March 31,
	2012	2011
Customer A	21%	21%
Customer B	10%	13%
Customer C	13%	13%
Customer D	11%	8%

Sales to Customer A and D are primarily in the System One segment and sales to Customer B and Customer C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to customer A. All of Customer C’s sales of our products are to Customer A.

8.	Income Taxes

The provision for income taxes of $0.2 million for both the three months ended March 31, 2012 and 2011 relates to the profitable operations of certain foreign entities.

9.	Derivative Instruments and Hedging

We enter into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings related to foreign currency exchange rate fluctuations on Peso denominated expenses. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material.

Cash Flow Hedges

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of less than twelve months and are designated as cash flow hedges. As of March 31, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $0.9 million. The fair value of these contracts at March 31, 2012 was not material. The gains and losses related to changes in fair value of these contracts were not material during 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

10.	Commitments and Contingencies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, a civil complaint was filed against us on February 28, 2012 in the US District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv10370-PBS). The complaint alleges that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. We believe the suit is without merit and intend to defend our self vigorously; therefore, we do not believe a loss is probable.

Other significant commitments and contingencies at March 31, 2012 are consistent with those discussed in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

11.	Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$332	$540
Selling and marketing	1,260	1,330
Research and development	402	342
General and administrative	1,205	1,202

	$3,199	$3,414

Stock Options and Restricted Stock Units

The Company granted options to purchase 267,813 and 75,026 shares of common stock during the three months ended March 31, 2012 and 2011, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2012 and 2011 was $10.19 and $12.50 per option, respectively.

The Company awarded 93,801 restricted stock units during the three months ended March 31, 2012 which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units was $18.54 per unit.

Performance Based Plans

In March 2012, the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the Company’s 2012 Performance Share Plan in which it committed to grant up to 284,677 restricted stock units to certain employees and executive officers based on the achievement of certain Company financial performance metrics for the year ending December 31, 2012. The restricted stock units, if earned, vest over a requisite service period of three years. The estimated expense under the 2012 Performance Share Plan is being recognized as stock-based compensation expense over the requisite service period. Further, in March 2012, the Compensation Committee approved the Company’s 2012 Corporate Bonus Plan. Payout under the 2012 Corporate Bonus Plan will be based on individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2012 and will be paid in shares of the Company’s common stock, or in cash, at the discretion of the Compensation Committee. The estimated payout under the 2012 Corporate Bonus Plan is being recognized as compensation expense during 2012, with a significant majority of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.

12.	Stockholders’ Equity

We received 9,558 and 7,407 shares that were surrendered in payment for the exercise of stock options through the three months ended March 31, 2012 and 2011. We received 115,418 shares during the three months ended March 31, 2011 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Shares Plans.

The settlement of $0.9 million and $2.8 million during the first quarter of 2012 and 2011, respectively, of the Company’s Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.

13.	Fair Value Measurements

At March 31, 2012, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The carrying amount of our long-term debt approximates fair value at March 31, 2012. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

14.	Subsequent Events

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. The shares were issued pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi dated May 4, 2012. In connection with the issuance of the shares, we entered into a Registration Rights Agreement with Asahi. Pursuant to the Registration Rights Agreement, subject to certain conditions, we have agreed to file, on or prior to June 4, 2012, a prospectus supplement to the prospectus forming a part of a currently effective registration statement on Form S-3, with respect to the resale of these shares by Asahi. We are further required to use commercially reasonable efforts to keep such registration statement continuously effective until such time as all of the shares covered by such prospectus supplement have been publicly sold or may be sold pursuant to Rule 144 without restrictions, whichever is earlier. We issued the shares to Asahi in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder relative to sales by an issuer not involving any public offering.

On May 7, 2012, we amended our loan and security agreement with Silicon Valley Bank, or SVB. The amendment extended the maturity date from April 1, 2012 to March 31, 2014 and reduced the interest rate on borrowings to prime with a floor of 3.25%. Financial covenants and other terms remain essentially unchanged. The agreement, as amended, continues to provide for a $15 million revolving line of credit, is secured by all or substantially all of our assets, includes certain financial covenants relating to liquidity requirements and adjusted EBITDA, contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At March 31, 2012, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three months ended March 31, 2012, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; expectations with respect to future demand for our products and revenue growth; the timing and success of our initiatives to improve our gross profit as a percentage of revenues; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study and other ongoing clinical studies evaluating home and/or daily, more frequent hemodialysis; expectations as to the continued availability of raw materials, components, and finished goods, including from key single source suppliers; expectations with respect to our ability to supply on a timely and uninterrupted basis all products ordered by our customers; expectations with respect to the Gambro litigation; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to over two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented approximately 31% and 32% of our System One segment revenues for the three months ended March 31, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Direct sales to Fresenius represented approximately 16% of our System One segment revenues for the three months ended March 31, 2012. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro Renal Products, Inc., or Gambro, and Henry Schein, Inc., or Henry Schein. Revenues from Gambro represented approximately 43% and 39% of our In-Center segment revenues during the three months ended March 31, 2012 and 2011, respectively. Revenues from Henry Schein represented approximately 31% and 39% of our In-Center segment revenues during the three months ended March 31, 2012 and 2011, respectively.

DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three months ended March 31, 2012 and 2011. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro’s long term product supply agreement with DaVita, entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets to DaVita.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of March 31, 2012, we had $1.5 million and $1.0 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.3 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively, as a reduction of In-Center segment revenues in connection with rebates and discounts. For the System One segment, we recorded $1.3 million and $1.2 million during the three months ended March 31, 2012 and 2011, respectively, in connection with rebates and discounts.

As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest over the same expected period as the related expected product revenues, which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. At March 31, 2012, approximately 5% of the 5.5 million warrant shares have been earned based on the achievement of certain performance targets at June 30, 2011 and 3% has expired, unearned. While DaVita continues to grow, it is unlikely they will achieve the level of performance needed to earn a significant number of the outstanding warrants. The reduction of revenues recorded in connection with these warrants has not been significant during 2012 and 2011.

Financial Performance

During the three months ended March 31, 2012, we grew our revenues by 13% to $57.0 million from $50.6 million during the prior year comparable period with growth occurring in each market: home, critical care and in-center. Home revenues drove the growth, increasing $3.5 million, or 13%, for the three months ended March 31, 2012 versus the prior year comparable period, driven by an increase in the number of patients prescribed to use and centers offering the System One. Critical care market revenues increased $2.3 million, or 32%, for the three months ended March 31, 2012, versus the prior year comparable period, primarily due to increased sales of disposables from our growing installed base of System One equipment. We expect to see continued growth in our System One revenues, primarily driven by the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy. In-center revenues increased $0.5 million, or 3%, for the three months ended March 31, 2012 versus the prior year comparable period. The increase was driven by increased needle sales due to increased end user demand and fluctuations in inventory levels at our distributors. We expect future demand will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users, particularly as they complete the transition of a majority of their blood tubing set requirements from our ReadySet to our Streamline product.

We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continue to improve gross profit as a percentage of revenues from 36% during the three months ended March 31, 2011 to 37% during the three months ended March 31, 2012. The improvement in gross profit as a percentage of revenues was mainly attributable to favorable product mix with higher relative sales of higher margin products and lower product costs, partially offset by costs incurred by our In-Center segment related to the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives, including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term as a result of costs to rationalize and consolidate our manufacturing operations and will be impacted favorably and unfavorably by foreign exchange rates versus the U.S. dollar.

We are encouraged by the improvements to our operating margins and are continuing to work toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and the timing and sustainability, depend principally upon continued improvements in gross margins, growing revenues, and the leverage of our operating infrastructure including after taking into account the effects of any investment in selling and marketing or research and development activities. Additionally, our profitability will be impacted beginning in 2013 due to the 2.3% medical device excise tax which will be assessed on certain of our products sold in the U.S.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

Our revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
System One segment
Home	$29,553	52%	$26,045	51%
Critical Care	9,787	17%	7,438	15%

Total System One segment	39,340	69%	33,483	66%
In-Center segment	17,611	31%	17,081	34%

Total	$56,951	100%	$50,564	100%

In the home market, revenues increased $3.5 million, or 13%, for the three months ended March 31, 2012 versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use and centers offering the System One. We have increased both the average number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $2.3 million, or 32%, for the three months ended March 31, 2012 versus the prior year comparable periods, primarily due to increased sales of disposables from our growing number of System One equipment placed within hospitals and increased sales of the System One resulting from our efforts to further penetrate the market. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. As our international business grows, our System One revenue may be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

In-Center segment revenues increased $0.5 million, or 3%, for the three months ended March 31, 2012 versus the prior year comparable periods. The increase in revenues was driven by higher sales of our needles due to increased end user demand and fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation, especially in the near term, due to the transition of our major distributors and customers to our Streamline blood tubing set and, longer-term, as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Gross Profit

Our gross profit and gross profit as a percentage of revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
System One segment	$17,609	45%	$13,921	42%
In-Center segment	3,703	21%	4,112	24%

Gross profit	$21,312	37%	$18,033	36%

Gross profit increased $3.3 million, or 18%, and increased as an overall percentage of revenue for the three months ended March 31, 2012 versus the prior year comparable period, driven in large part by the System One Segment. Gross profit for the System One Segment increased $3.7 million, or 26%, for the three months ended March 31, 2012 versus the prior year comparable period, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues was attributable to several factors, including lower product manufacturing costs driven by continued leveraging of our manufacturing infrastructure, certain cost saving initiatives and improvements in product design and reliability, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years.

Gross profit for the In-Center segment decreased in absolute dollars and as a percentage of revenues for the three months ended March 31, 2012 versus the prior year comparable period. The change in gross profit was driven by increased revenues offset by costs incurred relating to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility.

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

Selling and Marketing

Our selling and marketing expenses and selling and marketing as a percent of revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
System One segment	$8,557	22%	$7,896	24%
In-Center segment	1,363	8%	1,314	8%

Total Selling and marketing	$9,920	17%	$9,210	18%

Selling and marketing expenses increased $0.7 million or 8% for the three months ended March 31, 2012 versus the prior year comparable period. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs due to expanded marketing programs within both segments.

Selling and marketing expenses for the System One segment decreased as a percentage of revenues for the three months ended March 31, 2012 versus the prior year comparable period due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues for the three months ended March 31, 2012 versus the prior year comparable period due to our efforts to continue to broaden our marketing programs while still leveraging our existing infrastructure. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing initiatives, increase public awareness of the System One in the home market, and support growth in international markets.

Research and Development

Our research and development expenses and research and development as a percent of revenues for the months ended and were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
Research and development	$3,897	7%	$3,717	7%

Research and development expenses increased $0.2 million, or 5%, for the three months ended March 31, 2012 versus the prior year comparable period but remained consistent as a percentage of revenues. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One and related products.

Distribution

Our distribution expenses and distribution as a percent of revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
System One segment	$4,002	10%	$3,512	10%
In-Center segment	530	3%	646	4%

Total Distribution	$4,532	8%	$4,158	8%

Distribution expenses increased $0.4 million, or 9%, for the three months ended March 31, 2012 versus the prior year comparable period, due to increased business volumes but remained consistent as a percentage of revenues. Distribution expenses for the System One segment remained consistent as a percentage of revenues. Improvements in equipment reliability and distribution network efficiencies were offset by higher fuel charges. Distribution expenses as a percentage of revenues for the In-Center segment decreased due primarily to decreased costs associated with shipping certain of our products from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.

General and Administrative

Our general and administrative expenses and general and administrative expenses as a percent of revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
General and administrative	$6,622	12%	$5,582	11%

General and administrative expenses increased $1.0 million, or 19%, for the three months ended March 31, 2012 versus the prior year comparable period and increased as a percentage of revenues. The increase in general and administrative expenses was primarily the result of increased professional services, personnel and personnel related and other infrastructure related costs. We expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure.

Other Expense

Interest expense increased $36 thousand, or 3% for the three months ended March 31, 2012 versus the prior year comparable period, due primarily to compounding interest on the interest amounts deferred until maturity with our term loan and security agreement from Asahi.

The change in other income (expense) during both periods is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, relates primarily to the profitable operations of certain foreign entities.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of March 31, 2012, our accumulated deficit was $335.0 million and we had cash and cash equivalents of $102.3 million, with nearly all of that cash located in the U.S., and working capital of $125.0 million.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued improvements in gross profit, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment.

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

We have a loan and security agreement with SVB for a $15.0 million revolving line of credit with an original maturity date of April 1, 2012. On May 7, 2012, we entered into an amendment to this agreement which extended the maturity date to March 31, 2014 and reduced the interest rate on borrowings to prime with a floor of 3.25%. Financial covenants and other terms remain essentially unchanged. The agreement, as amended, has certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At March 31, 2012, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment, and we have $15 million of the credit commitment available for borrowing.

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. The shares were issued pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi dated May 4, 2012. In connection with the issuance of the shares, we entered into a Registration Rights Agreement with Asahi. Pursuant to the Registration Rights Agreement, subject to certain conditions, we have agreed to file, on or prior to June 4, 2012, a prospectus supplement to the prospectus forming a part of a currently effective registration statement on Form S-3, with respect to the resale of these shares by Asahi. We are further required to use commercially reasonable efforts to keep such registration statement continuously effective until such time as all of the shares covered by such prospectus supplement have been publicly sold or may be sold pursuant to Rule 144 without restrictions, whichever is earlier. We issued the shares to Asahi in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder relative to sales by an issuer not involving any public offering.

We have begun construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $10.1 million recorded in property and equipment and other long-term liabilities at March 31, 2012 reflects the construction costs incurred to date in connection with this project.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at March 31, 2012 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2012 or 2011.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(1,408)	$(2,994)
Net cash used in investing activities	(1,564)	(623)
Net cash provided by (used in) financing activities	2,115	(1,090)
Foreign exchange effect on cash and cash equivalents	213	298

Net cash flow	$(644)	$(4,409)

Net cash used in operating activities. Net cash used in operating activities decreased by $1.6 million during the three months ended March 31, 2012, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense, had a favorable impact on cash flows increasing to a positive $4.6 million during the three months ended March 31, 2012 versus a positive $4.0 million for the prior year comparable period. Additionally, working capital requirements decreased with lower inventory levels and higher total liabilities, including accounts payable, accrued expenses and other liabilities, partially offset by an increase in accounts receivables. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues during the three months ended March 31, 2012, reflecting amortization of $4.5 million into revenues, and lower sales of home equipment as a result of the timing of patient additions, efficiencies in our customers’ utilization of purchased equipment, and the mix between sales and rental of equipment, including the conversion of rental equipment to sold equipment. During the three months ended March 31, 2012 and 2011, we amortized $4.5 million and $3.7 million, respectively, of deferred revenues into revenues.

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $2.4 million during the three months ended March 31, 2012 versus the prior year comparable period. This activity fluctuates due to the timing of home market patient additions and the equipment levels required in our service pool. Non-cash transfers from field equipment to deferred costs of revenues decreased $1.1 million during the three months ended March 31, 2012 versus the prior year comparable period due, in part, to lower purchases of previously rented equipment.

        Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $0.9 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2012 and 2011 we received $2.1 million and $1.5 million, respectively, of proceeds from stock option and stock purchase plans due to an increase in the number of stock options exercised. Cash inflows during the three months ended March 31, 2011 were reduced by $2.5 million of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.

Significant contractual obligations at March 31, 2012 are consistent with those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2012 are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated as necessary in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those described Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated as necessary in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and have been updated as necessary below.

Foreign Currency Exchange Risk

All of our revenues and a majority of our expenses are denominated in U.S. dollars. However, we operate a manufacturing and research facility in Germany, a manufacturing and service facility in Mexico and a manufacturing facility in Italy and we purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro and the Thai Baht. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. During the first quarter of 2012, we began entering into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on Peso denominated expenses. These contracts are entered into with large multinational financial institutions and have a duration of less than twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of March 31, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $0.9 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10 percent against our contracts would have resulted in a net loss in fair value of these contracts of approximately $0.1 million.

In addition, we are exposed to foreign currency exchange risk related to certain foreign currency denominated receivable and payable balances. We utilize natural hedges to mitigate this exposure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Since our inception, we have devoted a substantial amount of our efforts to the development of the System One and the related products used with the System One. We commenced marketing the System One and the related disposable products to the critical care market in February 2003. We commenced marketing the System One for chronic hemodialysis treatment in September 2004. Prior to the Medisystems Acquisition, on October 1, 2007, nearly 100% of our revenues were derived from the rental or sale of our System One and the sale of related disposables. Although the Medisystems Acquisition broadened our product offerings, we expect that in 2012 and in the foreseeable future, we are likely to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and we do not have other significant products in development that could readily replace these revenues.

We cannot accurately predict the size of the home hemodialysis market, and it may be smaller, and may develop more slowly than we expect.

We believe our largest future product market opportunity is the home hemodialysis market. However, this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the U.S. Renal Data System, or USRDS, approximately 8% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home with either peritoneal dialysis or home hemodialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients and their partners who desire to, and are capable of, administering hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the U.S. for ESRD. On August 12, 2010, CMS published the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. With approximately 80% of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare administrative contractors and is further consolidating the jurisdictions covered by those contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on an analysis of historical Medicare payment files by the UM-KECC, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only 3 of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification a clinic’s decision as to how much it is willing to spend on home daily dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

CMS is expected to expand the prospective payment system’s single bundled payment to include oral medications in 2014. Although a stated goal of the prospective payment system is to encourage home dialysis, and the inclusion of drugs into the prospective rate and the retention of a home patient training payment adjustment with a modest update from current levels are intended to support this goal, currently, the prospective payment system has not had a significant impact on the adoption of home and/or daily hemodialysis or the price for which we can sell our products and barring any modifications, we would not expect it to have a significant impact in the future.

We have limited operating experience, a history of net losses and an accumulated deficit of $335.0 million at March 31, 2012. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At March 31, 2012, we had an accumulated deficit of approximately $335.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

Our customers in the System One and In-Center segments are highly consolidated, with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the U.S. Collectively, these entities provide treatment to over two-thirds of U.S. dialysis patients; and this percentage may continue to grow with further market consolidation. DaVita, for example, announced that it completed the acquisition of DSI Renal, Inc. More recently, we believe Fresenius has finalized their purchase of Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage. With less than one-third of U.S. dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the U.S., would be more constrained without the presence of both DaVita and Fresenius as customers.

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its recently cleared home hemodialysis system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Our earlier agreement with DaVita contained certain limited exclusivity rights which restricted our ability to sell the System One in certain markets and to Fresenius. These restrictions do not exist under our July 2010 Amended and Restated National Service Provider Agreement with DaVita and a growing percentage of our home market sales are to Fresenius, which is our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended month to month thereafter. Our agreement with Fresenius expires at the end of 2012, but may be automatically extended for an additional year if neither party provides advance notice of its desire to have the agreement terminate. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ recently cleared home hemodialysis system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for both the three months ended March 31, 2012 and 2011. Direct sales to DaVita represented approximately 31% and 32% of our System One segment revenues for the three months ended March 31, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended on a month to month basis thereafter. Our contract for needles with DaVita, expiring in December 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We have a Loan and Security Agreement with Silicon Valley Bank, or SVB the terms of which may restrict our current and future operations, which could affect our ability to respond to changes in our business and to manage our operations.

We have an agreement with SVB for a $15.0 million revolving line of credit with a maturity date of March 31, 2014. The agreement is secured by all or substantially all of our assets. Borrowings under the agreement bear interest at prime with a floor of 3.25%. Pursuant to the agreement, we are subject to certain financial covenants relating to liquidity requirements and adjusted EBITDA. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

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

Our System One in the critical care market competes against Gambro, Fresenius, B. Braun and others. Our System One in the home market is currently the only portable system specifically indicated for use in the home market in the U.S. However, in February 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS CO., LTD and others. Our competitors each market one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.

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

Also, Fresenius has recently commented that it expects to bring its Portable Artificial Kidney (“PAK”) to market in the U.S. for use in the home in 2013. In addition to Fresenius, Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, for the development of a new home hemodialysis system. Baxter has commented that they have started one of the clinical studies intended to support FDA clearance of this system. Baxter has indicated that it hopes to obtain regulatory approval for DEKA’s system in Europe in 2013 and to file for regulatory approval in the U.S. in 2014. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth. We also are unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.

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

•

regulations that impose additional burden on patients and their caregivers, such as the Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors.

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

In order to conserve our cash, the pricing discount was structured to be paid as a warrant, in lieu of cash. The Amended Agreement provides for a range of warrant levels that may be earned based on DaVita and NxStage System One home patient targets. Under this tiered structure, DaVita was required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent from the level at the time of entering into the agreement in order to obtain any discount, while achieving the highest discount would require a significant increase above that. If all tiers of discounts are achieved, the Amended Agreement provides that DaVita may earn warrants to purchase up to 5.5 million shares of our common stock. At March 31, 2012, approximately 5% of the 5.5 million warrants has been earned based on the achievement of certain performance targets at June 30, 2011 and 3% has expired, unearned. While DaVita continues to grow, it is unlikely that they will achieve the level of performance needed to earn a significant number of the outstanding warrants. The warrants have an exercise price of $14.22 per share, which is equal to the trailing fifteen day volume weighted average price of a share of NxStage Common Stock on the NASDAQ Global Market as of the close of business on July 21, 2010, the day prior to entering into our agreement, and are non-transferable and must be exercised in cash. The discount associated with these warrants will be measured at fair value through the date of vesting using a Black-Scholes option pricing model, and is being recognized as a reduction of revenues over the same period as the related product revenues (between seven to ten years) based on the number of warrants expected to vest. The reduction of revenues recorded in connection with these warrants has not been significant during 2012 and 2011. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability may be impacted beginning 2013 due to the 2.3% medical device excise which will be assessed on certain of our products. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. If significant reforms are made to the healthcare system in the U.S., or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

The governments of foreign countries are actively pursuing similar actions intended to reduce costs related to provision of healthcare. The results of these actions may also have a material adverse effect on our financial condition and results of operations.

As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.

As our business continues to grow, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Also, if demand for our products continues to grow, and as we continue to consolidate manufacturing operations into our Tijuana, Mexico facility, we may not be able to increase our manufacturing capacity at that facility fast enough to meet customer demand.

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

While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. According to USRDS data, in 2008, approximately 17,700 patients received kidney transplants in the U.S. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products. The development of viable medical, pharmaceutical, or other solutions for renal replacement or prolonging kidney life may also limit the market for our products.

We are currently party to litigation and could be subject to additional litigation claims from time to time.

On February 28, 2012 a civil complaint was filed against us in the US District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv 10370-PBS). The complaint alleges that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a) and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that we wrongfully interfered with contractual and advantageous relationships of Gambro’s critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. We believe the suit is without merit and intend to defend the claim vigorously.

From time to time, we are also threatened with individual actions involving our business, including without limitation, products liability claims. If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. There are no active claims against us, except for the Gambro litigation. However, there can be no assurance that no additional claims may be filed against us in the future.

Any claims made against us could adversely affect our reputation, which could damage our position in the market. While we maintain insurance, including products and general liability insurance, claims may be brought against us that could result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance. Claims can also be time consuming, distracting, and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.

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

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. We did not hedge our foreign currency transactions during 2011, 2010 or 2009 but are engaging in limited hedging transactions in 2012. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand in late 2011 prevented Kawasumi from supplying bloodlines to us. Since that time, and in connection with the expiration of our bloodline supply agreement with Kawasumi in February 2012, we have transitioned bloodline supply from Kawasumi to our Tijuana facility., Although we believe that the Tijuana facility can produce any products that Kawasumi did supply or was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply Streamline or ReadySet bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

Kawasumi is our only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi’s contractual obligation to supply needles to us can be, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle supply to meet the demands of our customers. The flooding experienced by Kawasumi at its bloodline manufacturing facility in Thailand did not impact its needle manufacturing operations. However, there can be no assurance that its operations will not be impacted by any other event which could lead to an interruption in supply. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the short term. However, any significant interruption in Kawasumi’s ability to supply products to us would impair our business, at least in the near term.

Until recently, we had purchased some of our finished goods blood tubing sets from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand, with the remainder manufactured at our facility in Tijuana, Mexico. While Kawasumi’s contractual obligation to manufacture bloodlines expired in February 2012, flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand prevented Kawasumi from supplying any further bloodlines to us prior to the expiration of that agreement. Although we have transitioned bloodline supply from Kawasumi to our Tijuana facility, and believe that the Tijuana facility can produce any products that Kawasumi supplied and/or was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply any of our bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term.

We have manufacturing facilities in Mexico, Germany and Italy. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. In 2011, we decided not to renew our agreement with Entrada. As a result of that decision, we have been transitioning these activities to our Tijuana facility. As we consolidate bloodline manufacturing and manufacturing and service of the System One to our facility in Tijuana, the risks associated with the loss of that facility for any reason have increased.

Our In-Center segment relies heavily upon third-party distributors.

We sell the majority of our In-Center segment products through several distributors, which collectively account for substantially all of In-Center revenues, with Gambro and Henry Schein being our most significant distributors. Our distribution agreement with Henry Schein expires in April 2013, which term shall be automatically extended for additional one year periods until either party provides prior notice of its intent to terminate. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.

Our blood tubing set business has historically been a commodities business. Our products continue to compete favorably in the dialysis blood tubing set business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling over two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline product or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set business to competitors in the dialysis industry.

The activities of our business involve the import of finished goods into the U.S. from foreign countries, subject to customs inspections and duties, and the export of components and certain other products from other countries into Germany, Mexico, Thailand and Italy. To a lesser, but increasing degree, our business also involves the export of finished goods from the U.S. to foreign countries. If we misinterpret or violate these laws, or if laws governing our exemption from certain duties change, we could be subject to significant fines, liabilities or other adverse consequences.

We import into the U.S. disposable medical supplies from Germany, Thailand and Mexico. We also import into the U.S. disposable medical components from Germany and Italy and export components and assemblies into Mexico, Thailand and Italy. We also import into Mexico components and assemblies from the U.S., Germany, Italy and Thailand. To a lesser, but increasing degree, our business also involves the export of finished goods from the U.S. to foreign countries. The import and export of these items are subject to extensive laws and regulations with which we need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.

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

Our products are medical devices subject to extensive regulation in the U.S., and in foreign markets in which we are currently present or which we may wish to enter. To market a medical device in the U.S., approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study; nevertheless, in 2011, the FDA notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approved IDE. As a result, the FDA did not clear our 510(k) application for home nocturnal use and we continue to evaluate next steps in determining a pathway to clearance for our System One for nocturnal use. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance of when this or other clearances or approvals might be issued, if at all. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.

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

If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including issuing a public warning letter, shutting down our manufacturing operations, embargoing the import of components from outside of the U.S., recalling our products, refusing to approve new marketing applications, instituting legal proceedings to detain or seize products or imposing civil or criminal penalties or other sanctions, any of which could cause our business and operating results to suffer.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products outside the U.S.

In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products outside of the U.S. We are currently selling the System One in Europe, Australia and other select markets. We are assessing other international markets for the System One as well. Our In-Center products are presently sold in the U.S. as well as in several other countries, through distributors. We presently have CE marking as well as Canadian regulatory authority to sell our System One as well as certain other products in Canada, Europe, Australia and selected other geographies. However, in order to market directly our products in other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. In addition, the time required to obtain approval abroad may be longer than the time required to obtain FDA clearance. The foreign regulatory approval process includes many of the risks associated with obtaining FDA clearance and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries.

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

New regulations impacting our product technologies are periodically adopted in the U.S. as well as other countries. These regulations may require us to change our existing product technologies in order to continue marketing our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. One example of this type of new regulation is found in IEC 60601-1:2005 (3rd edition), which was published in December 2005. In this publication, new standards are listed as general requirements concerning basic product safety and the essential performance of equipment. Some of these new standards will become fully effective on June 1, 2012 in Europe and on June 30, 2013 in the U.S. Our ability to sell or market product in certain foreign jurisdictions could be negatively affected and if we are unable to adhere to this or other regulations. This would have a negative impact on our business.

We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information (PHI) known as the HIPAA Privacy and Security Rules. Most healthcare facilities that purchase and use our products are covered entities. We are not a covered entity but as our service offering expands to include other services and/or activities for or on behalf of covered entities, we expect that we will become a business associate, as such term is defined by HIPAA, with respect to these specific services and/or activities. HIPAA requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. In the past, we entered into a few agreements with certain of our customers that are also covered entities. Pursuant to the terms of these agreements, we agreed, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent unauthorized disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. If we were to violate one of these agreements, or any future agreements, we could lose customers and be exposed to liability and/or our reputation and business could be harmed.

The Health Information Technology for Economic and Clinical Health Act, or HITECH made significant amendments to the HIPAA Privacy and Security Rules. Under HITECH, business associates’ obligations with respect to PHI are no longer solely contractual in nature. HITECH strengthened and expanded HIPAA and made a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule requirements directly applicable to business associates. In the event we become a business associate, we will be subject to these laws and HIPAA civil and criminal penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. In the event we become a business associate, these new provisions will require us to incur compliance related costs and could restrict our business operations. We are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts, Minnesota and Vermont, impose outright bans on certain gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. Recently, the federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and it will require us to begin publicly disclosing certain payments and other transfers of value to physicians and teaching hospitals beginning in 2013. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

Increasingly, foreign countries are adopting laws similar in application and consequence to the anti-kickback and false claims laws in the U.S. If we fail to comply with these laws we may face civil or criminal penalties. The negative consequences of any failure to comply with these laws may also harm our ability to operate in foreign countries and have a negative effect on our reputation that discourages third parties from doing business with us.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

Historically, our marketing efforts had been confined nearly exclusively to the U.S. In 2009, we began entering into arrangements with distributors to sell the System One and certain of our other products internationally. In some foreign countries, particularly in the EU, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the U.S., which would negatively affect the long-term growth of our business. Further, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws. While we have policies and procedures in place designed to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Our wholly-owned subsidiary in Italy has a national labor contract with Contratto collettivo nazionale di lavoro per gli addetti all’industria della gomma cavi elettrici ed affini e all’industria delle materie plastiche, and our wholly-owned subsidiary in Mexico has entered into a collective bargaining agreement with a Union named Mexico Moderno de Trabajadores de la Baja California C.R.O.C. We have not to date experienced strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or in Italy, anti-union behavior, however we cannot guarantee that we will not be subject to such activity in the future. Any such activity would likely cause production delays, and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer. Additionally, some of our key single source suppliers have labor agreements. We cannot guarantee that we will not have future disruptions, which could adversely affect our reputation and cause our business and operating results to suffer

We do not have long-term supply contracts with many of our third-party suppliers.

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

The laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the U.S. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize similar technologies, which could result in a decrease in our revenues and market share.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 56,149,897 shares of common stock outstanding as of March 31, 2012. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 561,499 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.

At March 31, 2012, subject to certain conditions, holders of an aggregate of approximately 6.2 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

As of March 31, 2012, 8,305,157 shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of March 31, 2012, 5,145,606 shares were subject to outstanding options, of which 3,861,533 were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

On July 22, 2010, we issued to DaVita a warrant under which DaVita could have earned, subject to the achievement of certain System One growth targets, up to a cumulative total of 5,500,000 shares of our common stock. In connection with issuance of this warrant we entered into a registration rights agreement with DaVita, pursuant to which (subject to certain conditions) we agreed to file, on or prior to April 1, 2011, a registration statement on Form S-3 with respect to the resale by DaVita of any shares of our common stock issued to DaVita under the warrant. We registered the shares of common stock issuable upon the exercise of the warrant on February 16, 2011 on an automatic shelf registration statement on Form S-3 filed on November 17, 2010.

Investors should be aware that the current or future market price of their shares of our common stock could be negatively impacted by the sale or perceived sale of all or a significant number of these shares that are available for sale pursuant to these registration statements or that will be available for sale in the future.

Our outstanding warrants may result in substantial dilution to our stockholders.

Warrants held by certain investors in our 2008 private placement could result in the issuance of up to 1.4 million additional shares of common stock. Warrants held by DaVita could result in the issuance of up to 5.1 million additional shares of common stock. However, while DaVita continues to grow, it is unlikely they will achieve the level of performance needed to earn a significant number of the outstanding warrants. These warrants vest and become exercisable based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

Item 5. Other Information

Included by reference in this Item is the information included under the heading Liquidity and Capital Resources in Part I, Item 1. on the entry into of an amendment to our Loan and Security Agreement with Silicon Valley Bank, termination of our Term Loan and Security Agreement dated June 5, 2009, with Asahi, the issuance of shares of our common stock pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi and the entry into of a  Registration Rights Agreement with Asahi.

Item 6. Exhibits

Exhibit Number

*10.35	Amendment, dated May 7, 2012, to the Loan and Security Agreement, dated March 10, 2010, as amended on March 29, 2011, by and among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers.

*10.36	Subscription, Sale and Purchase Agreement, dated as of May 4, 2012, by and between the Registrant and Asahi Kasei Medical Co., Ltd.

*10.37	Registration Rights Agreement, entered into as of May 4, 2012, by and between the Registrant and Asahi Kasei Medical Co., Ltd.

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Robert S. Brown
Robert S. Brown

Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

May 8, 2012