Form 10-Q
period 2012-06-30
NxStage Medical, Inc.
filed 2012-08-08
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2012

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

There were 58,944,696 shares of the registrant’s common stock outstanding as of the close of business on August 3, 2012.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,859	$102,909
Accounts receivable, net	17,643	15,808
Inventory	34,670	32,775
Prepaid expenses and other current assets	2,084	2,777

Total current assets	157,256	154,269
Property and equipment, net	29,049	17,599
Field equipment, net	9,971	12,182
Deferred cost of revenues	39,792	41,132
Intangible assets, net	21,217	22,615
Goodwill	42,698	42,698
Other assets	2,066	1,213

Total assets	$302,049	$291,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,559	$15,634
Accrued expenses	17,932	15,165

Total current liabilities	32,491	30,799
Deferred revenues	55,668	57,014
Long-term debt	—	43,235
Other long-term liabilities	18,612	9,474

Total liabilities	106,771	140,522
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 59,391,169 and 56,167,090 shares issued as of June 30, 2012 and December 31, 2011, respectively	59	56
Additional paid-in capital	544,997	489,542
Accumulated deficit	(340,035)	(329,828)
Accumulated other comprehensive loss	(192)	(68)
Treasury stock, at cost: 541,584 and 480,923 shares as of June 30, 2012 and December 31, 2011, respectively	(9,551)	(8,516)

Total stockholders’ equity	195,278	151,186

Total liabilities and stockholders’ equity	$302,049	$291,708

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$59,009	$53,768	$115,960	$104,332
Cost of revenues	36,620	34,903	72,259	67,434

Gross profit	22,389	18,865	43,701	36,898

Operating expenses:
Selling and marketing	9,918	9,369	19,838	18,579
Research and development	4,250	3,589	8,147	7,306
Distribution	4,582	4,431	9,114	8,589
General and administrative	6,930	5,460	13,552	11,042

Total operating expenses	25,680	22,849	50,651	45,516

Loss from operations	(3,291)	(3,984)	(6,950)	(8,618)

Other expense:
Interest expense	(1,456)	(1,170)	(2,649)	(2,327)
Other expense, net	(79)	(170)	(131)	(196)

	(1,535)	(1,340)	(2,780)	(2,523)

Net loss before income taxes	(4,826)	(5,324)	(9,730)	(11,141)
Provision for income taxes	237	226	477	419

Net loss	$(5,063)	$(5,550)	$(10,207)	$(11,560)

Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.18)	$(0.22)

Weighted-average shares outstanding, basic and diluted	57,733	54,014	55,319	53,716

Other comprehensive loss:
Foreign currency (loss) gain	$(249)	$80	$(100)	$304
Other (loss) gain	(48)	1	(24)	6

Comprehensive loss	$(5,360)	$(5,469)	$(10,331)	$(11,250)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,207)	$(11,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,580	11,459
Stock-based compensation	6,252	6,701
Other	2,345	1,737
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	(1,753)
Inventory	(7,809)	(13,363)
Prepaid expenses and other assets	(170)	(546)
Accounts payable	(946)	5,471
Accrued expenses and other liabilities	3,038	(2,446)
Deferred revenues	(1,346)	629

Net cash provided by (used in) operating activities	886	(3,671)

Cash flows from investing activities:
Purchases of property and equipment	(3,953)	(1,999)

Net cash used in investing activities	(3,953)	(1,999)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	3,656	3,898
Purchase of treasury stock	(522)	(2,533)
Repayments on loans and lines of credit	—	(31)

Net cash provided by financing activities	3,134	1,334

Foreign exchange effect on cash and cash equivalents	(117)	423

Decrease in cash and cash equivalents	(50)	(3,913)
Cash and cash equivalents, beginning of period	102,909	104,339

Cash and cash equivalents, end of period	$102,859	$100,426

Noncash Investing Activities
Transfers from inventory to field equipment	$5,032	$8,421

Transfers from field equipment to deferred cost of revenues	$5,202	$5,874

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results for the entire year or future periods. The December 31, 2011 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 21% of accounts receivable at June 30, 2012 and two customers represented 14% and 13% of accounts receivable at December 31, 2011.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2011	$380
Provision	237
Usage	(363)

Balance at June 30, 2012	$254

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

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted revised guidance related to the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and, instead, requires presentation of total comprehensive income, which includes the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is required to be applied retrospectively. We have chosen to disclose comprehensive loss, which consists of the components of net loss and other comprehensive income (loss), as part of one continuous statement, referred to as the Consolidated Statement of Comprehensive Loss. Other than a change in presentation, the implementation of this guidance did not impact our financial statements.

3. Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2012	December 31, 2011
Purchased components	$11,116	$12,532
Work in process	9,725	9,109
Finished goods	13,829	11,134

	$34,670	$32,775

4. Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $16.6 million and $15.1 million at June 30, 2012 and December 31, 2011, respectively. Accumulated depreciation on field equipment was $33.0 million and $32.9 million at June 30, 2012 and December 31, 2011, respectively. The tenant improvement allowance of $4.3 million paid by our landlord during the six months ended June 30, 2012 pursuant to our lease agreement for our new corporate headquarters represents a non-cash investing activity.

At June 30, 2012, we had $12.6 million recorded in property and equipment and other long-term liabilities related to construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Medical Co., Ltd., or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction-in-process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy, or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $12.6 million capitalized at June 30, 2012 reflects the construction costs incurred to date in connection with this project and the $5.5 million and $3.7 million of construction-in-process additions recorded during the six months ended June 30, 2012 and 2011, respectively, represents a non-cash financing activity.

5. Intangible Assets

Accumulated amortization on intangible assets was $13.3 million and $11.9 million at June 30, 2012 and December 31, 2011, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	1,746	3,171	1,958	3,405
Unvested restricted stock	252	772	265	738
Warrants to purchase common stock	957	1,215	992	1,242

Total	2,955	5,158	3,215	5,385

7. Debt

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain minimum withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. The extinguishment of this debt gave rise to early recognition of approximately $1.0 million of unamortized debt discount which has been recorded as additional interest expense during the second quarter of 2012. The payment during the six months ended June 30, 2012 of all principal and interest due to Asahi of $45.2 million through the issuance of shares of our common stock represents a non-cash financing activity.

The shares were issued pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi dated May 4, 2012. In connection with the issuance of the shares, we entered into a Registration Rights Agreement with Asahi. Pursuant to the Registration Rights Agreement, subject to certain conditions, we were required to register these shares for resale under a registration statement filed with the SEC, which we have done, and to use commercially reasonable efforts to keep such registration statement continuously effective until such time as all of the shares have been publicly sold or may be sold pursuant to Rule 144 without restrictions, whichever is earlier. We issued the shares to Asahi in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder relative to sales by an issuer not involving any public offering.

On May 7, 2012, we amended our loan and security agreement with Silicon Valley Bank, or SVB. The amendment extended the maturity date from April 1, 2012 to March 31, 2014 and reduced the interest rate on borrowings to prime with a floor of 3.25%. Financial covenants and other terms remain essentially unchanged. The agreement, as amended, continues to provide for a $15.0 million revolving line of credit, is secured by all or substantially all of our assets, includes certain financial covenants relating to liquidity requirements and adjusted EBITDA, and contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

8. Segment Disclosures

The results of our operations are included in two separately reportable segments, System One and In-Center. Other business activities relates primarily to the manufacturing of dialyzers for sale to Asahi, certain business development activities and certain corporate expenses which are excluded from the segment operating performance measures, namely our research and development expenses and general and administrative expenses.

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

Our reportable segments consist of the following (in thousands):

	System One	In-Center	Other	Total
Three Months Ended June 30, 2012
Revenues from external customers	$40,064	$18,229	$716	$59,009
Segment profit (loss)	6,132	2,133	(11,556)	(3,291)
Depreciation and amortization	4,525	387	948	5,860
Three Months Ended June 30, 2011
Revenues from external customers	$35,604	$18,164	$—	$53,768
Segment profit (loss)	3,387	1,891	(9,262)	(3,984)
Depreciation and amortization	4,498	389	882	5,769
Six Months Ended June 30, 2012
Revenues from external customers	$79,404	$35,840	$716	$115,960
Segment profit (loss)	11,386	3,943	(22,279)	(6,950)
Depreciation and amortization	8,974	754	1,852	11,580
Six Months Ended June 30, 2011
Revenues from external customers	$69,087	$35,245	$—	$104,332
Segment profit (loss)	6,024	4,043	(18,685)	(8,618)
Depreciation and amortization	8,915	784	1,760	11,459

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	20%	21%	21%	21%
Customer B	10%	13%	10%	13%
Customer C	11%	14%	12%	13%
Customer D	12%	9%	12%	9%

Sales to Customer A and D are nearly all in the System One segment and sales to Customer B and C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.

9. Income Taxes

The provision for income taxes of $0.2 million for both the three months ended June 30, 2012 and 2011 and $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, relates to the profitable operations of certain foreign entities.

10. Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $9.4 million. The fair value of these contracts at June 30, 2012 which has been recorded on the balance sheet in other current assets and accrued expenses was not material. The gains and losses related to changes in fair value of these contracts were not material during 2012. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

11. Commitments and Contingencies

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, a civil complaint was filed against us on February 28, 2012 in the US District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv10370-PBS). The complaint alleges that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. We believe the suit is without merit and intend to defend ourself vigorously. At this time we do not believe a loss is probable and we are not able to estimate a range of possible loss.

Other significant commitments and contingencies at June 30, 2012 are consistent with those discussed in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

12. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$313	$494	$645	$1,034
Selling and marketing	1,139	1,300	2,399	2,630
Research and development	347	324	749	666
General and administrative	1,254	1,169	2,459	2,371

	$3,053	$3,287	$6,252	$6,701

Stock Options and Restricted Stock Units

The Company granted options to purchase 128,669 and 398,369 shares of common stock during the three months ended June 30, 2012 and 2011, respectively, and options to purchase 396,482 and 473,395 shares of common stock during the six months ended June 30, 2012 and 2011, respectively, The weighted-average fair value of options granted during the six months ended June 30, 2012 and 2011 was $9.57 and $11.22 per option, respectively.

The Company awarded 29,580 and 102,239 restricted stock units during the three months ended June 30, 2012 and 2011, respectively, and 123,381 and 102,239 restricted stock units during the six months ended June 30, 2012 and 2011, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2012 and 2011 was $18.21 and $18.94 per unit, respectively.

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

13. Stockholders’ Equity

We received 32,310 and 40,401 shares of common stock that were surrendered in payment for the exercise of stock options through the six months ended June 30, 2012 and 2011. We received 28,351 shares of common stock during the six months ended June 30, 2012 for the payment of certain minimum withholding taxes related to the repayment of our Term Loan and Security Agreement with Asahi. We received 115,418 shares of common stock during the three months ended March 31, 2011 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans.

The settlement of $0.9 million and $2.8 million during the first quarter of 2012 and 2011, respectively, of the Company’s Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.

14. Fair Value Measurements

At June 30, 2012, we had $84.8 million in money market funds, included in cash and cash equivalents, measured at fair value on a recurring basis utilizing quoted prices (unadjusted) in active markets for identical assets, also referred to as level 1 inputs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and six months ended June 30, 2012, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; expectations with respect to future demand for our products and revenue growth; the timing and success of our initiatives to improve our gross profit as a percentage of revenues; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the clinical findings of our FREEDOM study and other ongoing clinical studies evaluating home and/or daily, more frequent hemodialysis; expectations as to the continued availability of raw materials, components, and finished goods, including from key single source suppliers; expectations with respect to our ability to supply on a timely and uninterrupted basis all products ordered by our customers; expectations with respect to the Gambro litigation; the impact of any new business development initiatives on our business, including any potentially negative response from customers; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

The results of our operations are included in two separately reportable segments, System One and In-Center. Other business activities relates primarily to the manufacturing of dialyzers for sale to Asahi, certain business development activities and certain corporate expenses which are excluded from the segment operating performance measures, namely our research and development expenses and general and administrative expenses. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis, which is referred to as the in-center market.

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. DaVita Inc., or DaVita, and Fresenius Medical Care, or Fresenius, own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to over two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 30% and 31% of our System One segment revenues for the three months ended June 30, 2012 and 2011, respectively, and 30% and 31% of our System One segment revenues for the six months ended June 30, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 17% of our System One segment revenues for both the three and six months ended June 30, 2012. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro Renal Products, Inc., or Gambro, and Henry Schein, Inc., or Henry Schein. Revenues from Gambro represented 36% and 40% of our In-Center segment revenues for the three months ended June 30, 2012 and 2011, respectively, and 40% of our In-Center segment revenues for both the six month periods ended June 30, 2012 and 2011. Revenues from Henry Schein represented 33% and 38% of our In-Center segment revenues for the three months ended June 30, 2012 and 2011, respectively, and 32% and 38% of our In-Center segment revenues for the six months ended June 30, 2012 and 2011, respectively.

DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2012 and 2011. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita's purchase obligations with respect to needles will expire under an agreement with us in January 2013. Gambro's long term product supply agreement with DaVita, entered into in connection with the sale of Gambro's United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets to DaVita.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of June 30, 2012, we had $1.8 million and $0.9 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.9 million and $1.6 million during the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $3.0 million during the six months ended June 30, 2012 and 2011, respectively, as a reduction of In-Center segment revenues in connection with rebates and discounts. For the System One segment, we recorded $1.3 million and $0.5 million during the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $1.1 million during the six months ended June 30, 2012 and 2011, respectively, in connection with rebates and discounts.

As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest over the same expected period as the related expected product revenues, which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. Approximately 5% of the 5.5 million warrant shares were earned based on the achievement of certain performance targets at June 30, 2011 and no warrants were earned during the performance period ended June 30, 2012. As of June 30, 2012, 30% of the warrants have expired, unearned. While DaVita continues to grow, it is unlikely they will achieve the level of performance needed to earn the remaining outstanding warrants. The reduction of revenues recorded in connection with these warrants has not been significant.

Financial Performance

During the three months ended June 30, 2012 we grew our revenues by 10% to $59.0 million and during the six months ended June 30, 2012 we grew our revenues by 11% to $116.0 million with growth occurring in each market: home, critical care and in-center. Home revenues drove the growth, increasing $3.7 million, or 14%, and $7.2 million, or 14%, for the three and six months ended June 30, 2012 versus the prior year comparable periods, driven by an increase in the number of patients prescribed to use and centers offering the System One. We expect to see continued growth in our System One segment revenues, primarily driven by the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy.

We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continue to improve gross profit as a percentage of revenues from 35% during the three and six months ended June 30, 2011 to 38% during the three and six months ended June 30, 2012. The improvement in gross profit as a percentage of revenues was mainly attributable to favorable product mix with higher relative sales of higher margin products and lower product costs, partially offset by costs incurred by our In-Center segment related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy, and the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives, including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term by associated costs and will be impacted favorably and unfavorably by fluctuations in foreign exchange rates versus the U.S. dollar.

We are encouraged by the improvements to our operating margins and are continuing to work toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and the timing and sustainability, depend principally upon continued improvements in gross margins, growing revenues, and the leverage of our operating infrastructure including after taking into account the effects of any investment in selling and marketing or research and development activities or investment in new business development. Additionally, our profitability will be impacted beginning in 2013 due to the 2.3% medical device excise tax which will be assessed on nearly all of our products sold in the U.S.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues

Our revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
System One segment
Home	$30,693	52%	$27,013	50%	$60,246	52%	$53,058	51%
Critical Care	9,371	16%	8,591	16%	19,158	16%	16,029	15%

Total System One segment	40,064	68%	35,604	66%	79,404	68%	69,087	66%
In-Center segment	18,229	31%	18,164	34%	35,840	31%	35,245	34%
Other	716	1%	—	—%	716	1%	—	—%

Total	$59,009	100%	$53,768	100%	$115,960	100%	$104,332	100%

In the home market, revenues increased $3.7 million, or 14%, and $7.2 million, or 14% for the three and six months ended June 30, 2012, respectively, versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use and centers offering the System One. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $0.8 million, or 9%, and $3.1 million, or 20%, for the three and six months ended June 30, 2012, respectively versus the prior year comparable periods, due to increased sales of disposables from our growing number of System One equipment placed within hospitals. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. Our two largest customers in the home market, DaVita and Fresenius, will be important to that growth, specifically in the U.S. market. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected. As our international business grows, our System One revenue will be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors.

In-Center segment revenues increased slightly for the three and six months ended June 30, 2012 versus the prior year comparable periods. The increase in revenues was driven by higher sales of needles due to increased end user demand and fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three months ended June 30, 2012 relates to dialyzers sold to Asahi pursuant to our Dialyzer Production Agreement.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
System One segment	$18,353	46%	$15,018	42%	$35,962	45%	$28,939	42%
In-Center segment	4,058	22%	3,847	21%	7,761	22%	7,959	23%
Other	(22)	(3)%	—	—%	(22)	(3)%	—	—%

Gross profit	$22,389	38%	$18,865	35%	$43,701	38%	$36,898	35%

Gross profit increased $3.5 million, or 19%, and $6.8 million, or 18%, and increased as an overall percentage of revenue for both the three and six months ended June 30, 2012, respectively, versus the prior year comparable periods, driven in large part by the System One Segment. Gross profit for the System One segment increased $3.3 million, or 22%, and $7.0 million, or 24%, for the three and six months ended June 30, 2012, respectively, versus the prior year comparable periods, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues for the three and six months ended June 30, 2012 was attributable to several factors, including lower product costs driven by certain cost savings initiatives, improvement in product design and reliability, continued leveraging of our manufacturing infrastructure, increased relative sales of higher margin products, and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years. Additionally, for the three months ended June 30, 2012 we realized favorable impact of foreign exchange rate fluctuations versus the U.S. dollar.

Gross profit for the In-Center segment increased slightly both in absolute dollars and as a percentage of revenues for the three months ended June 30, 2012 versus the prior year comparable period, due to lower costs of revenues driven in large part by lower product manufacturing costs coupled with the favorable impact of foreign exchange rate fluctuations partially offset by costs incurred by our In-Center segment related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy and costs related to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico. Gross profit for the In-Center segment decreased slightly in both absolute dollars and as a percentage of revenues for the six months ended June 30, 2012 versus the prior year comparable period, due to costs incurred related to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico, which began in the second quarter of 2011, and costs incurred by our In-Center segment related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy partially offset by increased relative sales of higher margin products.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes.

We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations or the projected timing associated with our expectations will be achieved with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, rationalization and consolidation of our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing expenses and selling and marketing as a percent of revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
System One segment	$8,272	21%		$7,894	22%		$16,625	21%		$15,666	23%
In-Center segment	1,292	7%		1,262	7%		2,655	7%		2,576	7%
Other	354	n/	a	213	n/	a	558	n/	a	337	n/	a

Total Selling and marketing	$9,918	17%		$9,369	17%		$19,838	17%		$18,579	18%

Selling and marketing expenses increased $0.5 million, or 6%, and $1.3 million, or 7%, for the three and six months ended June 30, 2012, respectively, versus the prior year comparable periods. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs due to expanded marketing programs within both segments.

Selling and marketing expenses for the System One segment decreased as a percentage of revenues for the three and six months ended June 30, 2012 versus the prior year comparable periods due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues for the three and six months ended June 30, 2012 versus the prior year comparable periods due to our efforts to continue to broaden our marketing programs while still leveraging our existing infrastructure. Selling and marketing expenses for our Other category relates primarily to personnel and personnel related costs related to business development activities. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing and business development initiatives, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses and research and development as a percent of revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Research and development	$4,250	7%	$3,589	7%	$8,147	7%	$7,306	7%

Research and development expenses increased $0.7 million, or 18%, and $0.8 million, or 12%, for the three and six months ended June 30, 2012, respectively, versus the prior year comparable period but remained consistent as a percentage of revenues. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One and related products.

Distribution

Our distribution expenses and distribution as a percent of revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
System One segment	$3,949	10%	$3,737	10%	$7,951	10%	$7,249	10%
In-Center segment	633	3%	694	4%	1,163	3%	1,340	4%

Total Distribution	$4,582	8%	$4,431	8%	$9,114	8%	$8,589	8%

Distribution expenses increased $0.2 million, or 3%, and $0.5 million, or 6%, for the three and six months ended June 30, 2012 versus the prior year comparable periods, due to increased business volumes but remained consistent as a percentage of revenues. Distribution expenses for the System One segment remained consistent as a percentage of revenues. Distribution network efficiencies were offset by higher carrier rates. Distribution expenses for the In-Center segment decreased in absolute dollars and as a percentage of revenues primarily due to decreased costs associated with shipping certain of our products from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.

General and Administrative

Our general and administrative expenses and general and administrative expenses as a percent of revenues for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
General and administrative	$6,930	12%	$5,460	10%	$13,552	12%	$11,042	11%

General and administrative expenses increased in absolute dollars $1.5 million, or 27%, and $2.5 million, or 23%, and as a percent of revenues for both the three and six months ended June 30, 2012 versus the prior year comparable periods. The increase in general and administrative expenses was primarily the result of increased professional services, personnel and other related infrastructure costs. While we expect that general and administrative expenses will decrease as a percentage of revenues over time as we continue to leverage our existing infrastructure, in the near term the level of these expenses may fluctuate as a percentage of revenues.

Other Expense

Interest expense increased $0.3 million, or 24%, and $0.3 million, or 14%, for the three and six months ended June 30, 2012 versus the prior year comparable periods. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock which resulted in the early recognition of approximately $1.0 million of unamortized debt discount during the second quarter of 2012 offset by a savings of one month of interest expense recognized during the quarter.

The change in other expense, net during both periods is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.2 million for both the three months ended June 30, 2012 and 2011 and $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, relates to the profitable operations of certain foreign entities.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of June 30, 2012, our accumulated deficit was $340.0 million and we had cash and cash equivalents of $102.9 million, with nearly all of that cash located in the U.S., and working capital of $124.8 million.

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

We have a loan and security agreement with SVB for a $15.0 million revolving line of credit with an original maturity date of April 1, 2012. On May 7, 2012, we entered into an amendment to this agreement which extended the maturity date to March 31, 2014 and reduced the interest rate on borrowings to prime with a floor of 3.25%. Financial covenants and other terms remain essentially unchanged. The agreement, as amended, has certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At June 30, 2012, we were in compliance with the covenants, there were no outstanding borrowings against the credit commitment, and we had $15.0 million of the credit commitment available for borrowing.

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain minimum withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. The shares were issued pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi dated May 4, 2012. In connection with the issuance of the shares, we entered into a Registration Rights Agreement with Asahi. Pursuant to the Registration Rights Agreement, subject to certain conditions, we were required to register these shares for resale under a registration statement filed with the SEC, which we have done, and to use commercially reasonable efforts to keep such registration statement continuously effective until such time as all of the shares have been publicly sold or may be sold pursuant to Rule 144 without restrictions, whichever is earlier. We issued the shares to Asahi in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder relative to sales by an issuer not involving any public offering.

We are constructing a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process and a corresponding liability has been recorded for the construction cost funded by Asahi. The $12.6 million recorded in property and equipment and other long-term liabilities at June 30, 2012 reflects the construction costs incurred to date in connection with this project.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at June 30, 2012 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2012 or 2011.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$886	$(3,671)
Net cash used in investing activities	(3,953)	(1,999)
Net cash provided by financing activities	3,134	1,334
Foreign exchange effect on cash and cash equivalents	(117)	423

Net cash flow	$(50)	$(3,913)

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities increased by $4.6 million during the six months ended June 30, 2012, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense, had a favorable impact on cash flows increasing to a positive $10.0 million during the six months ended June 30, 2012 versus a positive $8.3 million for the prior year comparable period. Additionally, working capital requirements decreased with lower inventory requirements and higher total liabilities relative to the prior year comparable period, including accrued expenses and other liabilities. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $1.3 million during the six months ended June 30, 2012 and increased $0.6 million during the six months ended June 30, 2011, reflecting an increase of $1.5 million of amortization of deferred revenues into revenues from $7.6 million during the six months ended June 30, 2011 to $9.1 million during the six months ended June 30, 2012 and lower sales of new home equipment during 2012 compared to 2011 as a result of the timing of patient additions, efficiencies in our customers’ utilization of purchased equipment and the conversion of rental equipment to sold equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $3.4 million during the six months ended June 30, 2012 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues decreased $0.7 million during the six months ended June 30, 2012 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $2.0 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility in Mexico and capital spending on our new corporate headquarters. A significant majority of the capital related to our new corporate headquarters was funded by our landlord through a $4.3 million tenant improvement allowance.

Net cash provided by financing activities. During the six months ended June 30, 2012 and 2011 we received $3.7 million and $3.9 million, respectively, of proceeds from stock option and stock purchase plans. Cash inflows during the six months ended June 30, 2012 were reduced by $0.5 million of cash used to repurchase shares of our common stock that were surrendered by Asahi in payment for the required minimum withholding taxes on the term loan and security agreement. Cash inflows during the six months ended June 30, 2011 were reduced by $2.5 million of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.

As discussed above, during the second quarter of 2012 we repaid all principal and interest under our Term Loan and Security Agreement with Asahi. Other than this repayment of our long-term debt obligations, significant contractual obligations at June 30, 2012 are consistent with those disclosed in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2012 are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated as necessary in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those described Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Foreign Currency Exchange Risk

All of our revenues and a majority of our expenses are denominated in U.S. dollars. However, we operate a manufacturing and research facility in Germany, a manufacturing and service facility in Mexico and a manufacturing facility in Italy and we purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro and the Thai Baht. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. During the first quarter of 2012, we began entering into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on Peso denominated expenses. These contracts are entered into with large financial institutions and have a duration of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of June 30, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $9.4 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10 percent against our contracts would have resulted in a net loss in fair value of these contracts of approximately $1.0 million.

In addition, we are exposed to foreign currency exchange risk related to certain foreign currency denominated receivable and payable balances. We utilize natural hedges to mitigate this exposure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our largest future product market opportunity is the home hemodialysis market. However, this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the U.S. Renal Data System, or USRDS, less than 10% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home with either peritoneal dialysis or home hemodialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients and their partners who desire to, and are capable of, administering hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapies.

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. A recent study presented by the University of Michigan Kidney Epidemiology and Cost Center (UM-KECC) at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the U.S. for ESRD. On August 12, 2010, CMS published the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer's decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient's physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If daily therapy is prescribed, a clinic's decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic's patients. Medicare is switching from intermediaries to Medicare administrative contractors and is further consolidating the jurisdictions covered by those contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on an analysis of historical Medicare payment files by the UM-KECC, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only 3 of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification a clinic's decision as to how much it is willing to spend on home daily dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home daily hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

CMS is expected to expand the prospective payment system's single bundled payment to include oral medications in 2014. Although a stated goal of the prospective payment system is to encourage home dialysis, it has not had a significant impact on the adoption of home and/or daily hemodialysis or the price for which we can sell our products and barring any modifications, we would not expect it to have a significant impact in the future.

We have limited operating experience, a history of net losses and an accumulated deficit of $340.0 million at June 30, 2012. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At June 30, 2012, we had an accumulated deficit of approximately $340.0 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

Our customers in the System One and In-Center segments are highly consolidated, with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the U.S. Collectively, these entities provide treatment to over two-thirds of U.S. dialysis patients; and this percentage may continue to grow with further market consolidation. DaVita, for example, announced that it completed the acquisition of DSI Renal, Inc. More recently, Fresenius finalized their purchase of Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage. With less than one-third of U.S. dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the U.S., would be more constrained without the presence of both DaVita and Fresenius as customers.

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Fresenius is also our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended month to month thereafter. Our agreement with Fresenius expires at the end of 2012, but may be automatically extended for an additional year if neither party provides advance notice of its desire to have the agreement terminate. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius' 2008K system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer's ordering or clinical practices, as might be the case in periodic contract negotiations, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2012 and 2011. Direct sales to DaVita represented 30% and 31% of our System One segment revenues for the three months ended June 30, 2012 and 2011, respectively, and 30% and 31% of our System One segment revenues for the six months ended June 30, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended on a month to month basis thereafter. Our contract for needles with DaVita, expiring in January 2013, includes certain minimum order requirements; however, these can be reduced significantly under certain circumstances. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with the potential development of centers of excellence focused on the provision of home hemodialysis services.

In connection with our evaluation of strategic alternatives for the Company, it is possible that we may in the future acquire or develop a new line of business or products. The Company made such a strategic acquisition in connection with its acquisition of Medisystems Corporation in 2007. More recently, the Company announced that it was considering forming a limited number of centers of excellence; dialysis clinics focused on the provision of home hemodialysis services. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business. In addition to the external risks any such new businesses or strategies may represent, the Company may face internal risks relating to developing knowledge of and experience in the new business, recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business. Failure to manage these risks in the development and implementation of new businesses or strategies successfully could materially and adversely affect our business, results of operations and financial condition.

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

Also, Fresenius has commented that it expects to bring its Portable Artificial Kidney (“PAK”) to market in the U.S. for use in the home in 2013. In addition to Fresenius, Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, for the development of a new home hemodialysis system. Baxter has commented that they have started one of the clinical studies intended to support FDA clearance of this system. Baxter has indicated that it hopes to obtain regulatory approval for DEKA's system in Europe in 2013 and to file for regulatory approval in the U.S. in 2014. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the market, it could adversely affect our sales and growth. We also are unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance. Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of ESRD and/or in the treatment of acute kidney failure or fluid overload. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.

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

In the home market, we have to convince five distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses, patients and payors (private payors and Medicare), that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince all of these constituencies, but to a lesser degree, patients, that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business. We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:

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

Global macro-economic conditions and the world's financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, there is no assurance that future economic changes or global uncertainties would not negatively impact our business, especially the manner and pace in which we sell equipment in the System One segment or delay equipment placements. Hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Further, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

In order to conserve our cash, the pricing discount was structured to be paid as a warrant, in lieu of cash. The Amended Agreement provides for a range of warrant levels that may be earned based on DaVita and NxStage System One home patient targets. Under this tiered structure, DaVita was required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent from the level at the time of entering into the agreement in order to obtain any discount, while achieving the highest discount would require a significant increase above that. If all tiers of discounts are achieved, the Amended Agreement provides that DaVita may earn warrants to purchase up to 5.5 million shares of our common stock. Approximately 5% of the 5.5 million warrants were earned based on the achievement of certain performance targets at June 30, 2011 and no warrants were earned during the performance period ended June 30, 2012. As of June 30, 2012, 30% of the warrants have expired, unearned. While DaVita continues to grow, it is unlikely that they will achieve the level of performance needed to earn the remaining outstanding warrants. The warrants have an exercise price of $14.22 per share, which is equal to the trailing fifteen day volume weighted average price of a share of NxStage Common Stock on the NASDAQ Global Market as of the close of business on July 21, 2010, the day prior to entering into our agreement, and are non-transferable and must be exercised in cash. The discount associated with these warrants will be measured at fair value through the date of vesting using a Black-Scholes option pricing model, and is being recognized as a reduction of revenues over the same period as the related product revenues (between seven to ten years) based on the number of warrants expected to vest. The reduction of revenues recorded in connection with these warrants has not been significant. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability will be impacted beginning 2013 due to the 2.3% medical device excise which will be assessed on nearly all of our products sold in the U.S. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. If significant reforms are made to the healthcare system in the U.S., or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

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

On February 28, 2012 a civil complaint was filed against us in the US District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv 10370-PBS). The complaint alleges that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a) and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro's allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that we wrongfully interfered with contractual and advantageous relationships of Gambro's critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. We believe the suit is without merit and intend to defend the claim vigorously.

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

We maintain insurance for property and general liability, directors' and officers' liability, product liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims could, however, exceed our applicable insurance coverage, or our coverage could not cover the applicable claims.

We face risks associated with having international manufacturing operations, and if we are unable to manage these risks effectively, our business could suffer.

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. We did not hedge our foreign currency transactions during 2011, 2010 or 2009 but are engaging in hedging transactions in 2012. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, the earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Since that time, we have made both repairs and improvements at this facility and were fully operational by the end of the second quarter 2012. Although we believe that supply to our customers has not been interrupted, there is no guarantee that we will not experience any future interruption in our ability to supply product at any of our facilities or third party facilities, or that any such interruptions will not increase our product costs or impair our product quality or reliability, at least in the near term. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier or manufacturing location, any permanent or long term disruption in supply from any single source supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, at least in the near term.

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

Kawasumi is our only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2014, with opportunities to extend the term beyond that date. Kawasumi's contractual obligation to supply needles to us can be, at times, less than our forecasted demand. In the event Kawasumi supplies no more than the amount of their required maximum monthly supply, we may not have enough needle supply to meet the demands of our customers. The flooding experienced by Kawasumi at its bloodline manufacturing facility in Thailand did not impact its needle manufacturing operations. However, there can be no assurance that its operations will not be impacted by any other event which could lead to an interruption in supply. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the short term. However, any significant interruption in Kawasumi's ability to supply products to us would impair our business, at least in the near term.

Until recently, we had purchased some of our finished goods blood tubing sets from Kawasumi, headquartered in Tokyo, Japan, with manufacturing facilities in Thailand, with the remainder manufactured at our facility in Tijuana, Mexico. While Kawasumi's contractual obligation to manufacture bloodlines expired in February 2012, flooding at the site of Kawasumi’s bloodline manufacturing facility in Thailand prevented Kawasumi from supplying any further bloodlines to us prior to the expiration of that agreement. Although we have transitioned bloodline supply from Kawasumi to our Tijuana facility, and believe that the Tijuana facility can produce any products that Kawasumi supplied and/or was unable to supply, there is no guarantee that we will not experience any interruption in our ability to supply any of our bloodlines, or that the transition of this supply will not increase our product costs or impair our product quality or reliability, at least in the near term.

We also have manufacturing facilities in Mexico Germany and Italy. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. The earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Since that time, we have made both repairs and improvements at this facility and were fully operational by the end of the second quarter 2012. Although supply to our customers has not been interrupted to date, natural disasters, such as the earthquake, highlight the risks associated with key manufacturing facilities. In 2011, we decided not to renew our agreement with Entrada. As a result of that decision, we have transitioned the activities from Entrada’s facilities to our Tijuana facility. The consolidation of bloodline manufacturing and manufacturing and service of the System One to our facility in Tijuana has increased the risks associated with any loss of that facility for any reason.

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

In July 2012, we relocated our corporate headquarters to a new facility in Lawrence, Massachusetts. Critical functions are performed at our corporate headquarters, including research and development, general and administrative support functions, customer service and IT support services. The transition to our new facility may delay or disrupt our ability to perform critical functions, distract our management and employees or result in unanticipated expenses, all of which could negatively affect our business, at least in the near term.

Risks Related to the Regulatory Environment

We are subject to significant regulation, primarily by the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

Our products are medical devices subject to extensive regulation in the U.S., and in foreign markets in which we are currently present or which we may wish to enter. To market a medical device in the U.S., approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study; nevertheless, in 2011, the FDA notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approved IDE . As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our IDE study designed to support a nocturnal indication for the System One. We have not yet restarted the trial. Although we do not see the delay in timing for our home nocturnal clearance as material to our opportunities, we cannot be certain when this clearance will be obtained. We also cannot provide assurance of when this or other clearances or approvals might be issued, if at all. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.

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

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer's staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information (PHI) known as the HIPAA Privacy and Security Rules. Most healthcare facilities that purchase and use our products are covered entities. We are not a covered entity but as our service offering is expanding to include other services and/or activities for or on behalf of covered entities, we will become a business associate, as such term is defined by HIPAA, with respect to these specific services and/or activities. HIPAA requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates which, among other things, obligate the business associates to safeguard the covered entity's PHI against improper use and disclosure. We will enter into business associate agreements with respect to certain new services provided by us with certain of our customers that are also covered entities. Pursuant to the terms of these agreements, we will agree, among other things, not to use or further disclose the covered entity's PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent unauthorized disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. If we were to violate any of these agreements we could lose customers and be exposed to liability and/or our reputation and business could be harmed.

The Health Information Technology for Economic and Clinical Health Act, or HITECH made significant amendments to the HIPAA Privacy and Security Rules. Under HITECH, business associates' obligations with respect to PHI are no longer solely contractual in nature. HITECH strengthened and expanded HIPAA and made a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule requirements directly applicable to business associates. As a business associate, we will be subject to these laws and HIPAA civil and criminal penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. As a business associate, these new provisions will require us to incur compliance related costs and could restrict our business operations. We are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business.

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

We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Failure to fully comply with data protection rules and regulations across the EU could result in monetary fines, damage our reputation and harm our business.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 58,849,585 shares of common stock outstanding as of June 30, 2012. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 588,496 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.

At June 30, 2012, subject to certain conditions, holders of an aggregate of approximately 8.6 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

As of June 30, 2012, 8.0 million shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of June 30, 2012, 5.0 million shares were subject to outstanding options, of which 3.9 million were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

Warrants held by certain investors in our 2008 private placement could result in the issuance of up to 1.4 million additional shares of common stock. Warrants held by DaVita could result in the issuance of up to 3.6 million additional shares of common stock. However, while DaVita continues to grow, it is unlikely they will achieve the level of performance needed to earn the remaining outstanding warrants. These warrants vest and become exercisable based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

Item 6. Exhibits

Exhibit Number
10.35	Amendment, dated May 7, 2012, to the Loan and Security Agreement, dated March 10, 2010, as amended on March 29, 2011, by and among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No 000-51567))

10.36	Subscription, Sale and Purchase Agreement, dated as of May 4, 2012, by and between the Registrant and Asahi Kasei Medical Co., Ltd. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No 000-51567))

10.37	Registration Rights Agreement, entered into as of May 4, 2012, by and between the Registrant and Asahi Kasei Medical Co., Ltd. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File No 000-51567))

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Robert S. Brown
Robert S. Brown
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

August 8, 2012