Form 10-Q
period 2012-09-30
NxStage Medical, Inc.
filed 2012-11-08
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51567

NxStage Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3454702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Merrimack St., Lawrence, MA	01843
(Address of Principal Executive Offices)	(Zip Code)

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

There were 59,088,324 shares of the registrant’s common stock outstanding as of the close of business on November 1, 2012.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,679	$102,909
Accounts receivable, net	19,588	15,808
Inventory	34,879	32,775
Prepaid expenses and other current assets	1,895	2,777

Total current assets	159,041	154,269
Property and equipment, net	33,716	17,599
Field equipment, net	10,143	12,182
Deferred cost of revenues	38,391	41,132
Intangible assets, net	20,518	22,615
Goodwill	42,698	42,698
Other assets	3,049	1,213

Total assets	$307,556	$291,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,812	$15,634
Accrued expenses	19,337	15,165
Other current liabilities	669	—

Total current liabilities	34,818	30,799
Deferred revenues	53,565	57,014
Long-term debt	—	43,235
Other long-term liabilities	21,376	9,474

Total liabilities	109,759	140,522
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 59,628,194 and 56,167,090 shares issued as of September 30, 2012 and December 31, 2011, respectively	59	56
Additional paid-in capital	549,387	489,542
Accumulated deficit	(342,617)	(329,828)
Accumulated other comprehensive income (loss)	519	(68)
Treasury stock, at cost: 541,584 and 480,923 shares as of September 30, 2012 and December 31, 2011, respectively	(9,551)	(8,516)

Total stockholders’ equity	197,797	151,186

Total liabilities and stockholders’ equity	$307,556	$291,708

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$61,152	$55,903	$177,112	$160,235
Cost of revenues	37,404	36,363	109,663	103,797

Gross profit	23,748	19,540	67,449	56,438

Operating expenses:
Selling and marketing	10,168	9,446	30,006	28,025
Research and development	4,274	3,388	12,421	10,694
Distribution	4,731	4,709	13,845	13,298
General and administrative	6,921	5,708	20,473	16,750

Total operating expenses	26,094	23,251	76,745	68,767

Loss from operations	(2,346)	(3,711)	(9,296)	(12,329)

Other expense:
Interest expense	(26)	(1,186)	(2,675)	(3,513)
Other income (expense), net	13	(146)	(118)	(342)

	(13)	(1,332)	(2,793)	(3,855)

Net loss before income taxes	(2,359)	(5,043)	(12,089)	(16,184)
Provision for income taxes	223	235	700	654

Net loss	$(2,582)	$(5,278)	$(12,789)	$(16,838)

Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.22)	$(0.31)

Weighted-average shares outstanding, basic and diluted	58,945	54,428	57,482	53,953

Other comprehensive loss:
Foreign currency gain (loss)	$164	$(232)	$64	$72
Other gain (loss)	547	(17)	523	(11)

Comprehensive loss	$(1,871)	$(5,527)	$(12,202)	$(16,777)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,789)	$(16,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,495	17,415
Stock-based compensation	9,213	10,166
Other	3,047	2,387
Changes in operating assets and liabilities:
Accounts receivable	(3,753)	(3,414)
Inventory	(11,638)	(15,196)
Prepaid expenses and other assets	(384)	(2,067)
Accounts payable	(863)	2,296
Accrued expenses and other liabilities	3,691	195
Deferred revenues	(3,449)	1,316

Net cash provided by (used in) operating activities	570	(3,740)

Cash flows from investing activities:
Purchases of property and equipment	(5,952)	(3,330)

Net cash used in investing activities	(5,952)	(3,330)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	5,530	6,471
Purchase of treasury stock	(522)	(2,533)
Repayments on loans and lines of credit	—	(46)

Net cash provided by financing activities	5,008	3,892

Foreign exchange effect on cash and cash equivalents	144	86

Decrease in cash and cash equivalents	(230)	(3,092)
Cash and cash equivalents, beginning of period	102,909	104,339

Cash and cash equivalents, end of period	$102,679	$101,247

Noncash Investing Activities
Transfers from inventory to field equipment	$8,183	$13,432

Transfers from field equipment to deferred cost of revenues	$7,279	$9,663

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, or U.S., Europe, Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets. We believe our largest product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results for the entire year or future periods. The December 31, 2011 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 19% of accounts receivable at September 30, 2012 and two customers represented 14% and 13% of accounts receivable at December 31, 2011.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2011	$380
Provision	347
Usage	(482)

Balance at September 30, 2012	$245

Derivative Instruments and Hedging

Derivative instruments, namely our foreign exchange forward contracts, are recognized on the balance sheet at fair value at the balance sheet date. Changes in the fair value of derivatives that are designated and highly effective as cash flow hedges are recorded either in cost of revenues or deferred in accumulated other comprehensive income (loss) and subsequently recognized in cost of revenues in the same period the hedged items are recognized. The ineffective portion of derivative instruments designated as cash flow hedges, are recorded in other income (expense), net. For derivatives that are designated as cash flow hedges, if the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains and losses on the related derivative instrument are recognized in earnings and any related gains and losses recorded in other comprehensive income (loss) are reclassified into earnings.

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

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2012	December 31, 2011
Purchased components	$15,333	$12,532
Work in process	8,219	9,109
Finished goods	11,327	11,134

	$34,879	$32,775

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $17.6 million and $15.1 million at September 30, 2012 and December 31, 2011, respectively. Accumulated depreciation on field equipment was $33.3 million and $32.9 million at September 30, 2012 and December 31, 2011, respectively. The tenant improvement allowance of $4.3 million paid by our landlord during the nine months ended September 30, 2012 pursuant to our lease agreement for our new corporate headquarters represents a non-cash investing activity.

At September 30, 2012, we had $14.8 million recorded in property and equipment and other long-term liabilities related to construction of a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi Kasei Medical Co., Ltd., or Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction-in-process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy, or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process with a corresponding liability for the construction cost funded by Asahi. The $14.8 million capitalized at September 30, 2012 reflects the construction costs incurred to date in connection with this project and the $7.2 million and $5.2 million of construction-in-process additions recorded during the nine months ended September 30, 2012 and 2011, respectively, represents a non-cash financing activity.

5.	Intangible Assets

Accumulated amortization on intangible assets was $14.0 million and $11.9 million at September 30, 2012 and December 31, 2011, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	1,313	2,752	1,771	3,187
Unvested restricted stock	239	843	191	747
Warrants to purchase common stock	875	1,085	959	1,135

Total	2,427	4,680	2,921	5,069

7.	Accrued expenses

The components of accrued expenses are as follows (in thousands):

	September 30, 2012	December 31, 2011
Payroll, compensation and related benefits	$8,306	$6,288
Distribution expenses	2,867	1,738
General and administrative expenses	3,290	2,322
Other	4,874	4,817

	$19,337	$15,165

8.	Debt

On May 4, 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our Term Loan and Security Agreement dated June 5, 2009 with Asahi through the issuance of 2,456,246 shares of our common stock, which after the retention by the Company of 28,351 shares for the payment of certain minimum withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the Term Loan and Security Agreement was terminated. The extinguishment of this debt gave rise to early recognition of approximately $1.0 million of unamortized debt discount which has been recorded as additional interest expense during the second quarter of 2012. The payment during the nine months ended September 30, 2012 of all principal and interest due to Asahi of $45.2 million through the issuance of shares of our common stock represents a non-cash financing activity.

The shares were issued pursuant to a Subscription, Sale and Purchase Agreement between us and Asahi dated May 4, 2012. In connection with the issuance of the shares, we also entered into a Registration Rights Agreement with Asahi. Pursuant to the Registration Rights Agreement, subject to certain conditions, we were required to register these shares for resale under a registration statement filed with the SEC, which we have done, and to use commercially reasonable efforts to keep such registration statement continuously effective until such time as all of the shares have been publicly sold or may be sold pursuant to Rule 144 without restrictions, whichever is earlier.

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

9.	Segment Disclosures

The results of our operations are included in two separately reportable segments, System One and In-Center. Other business activities relates primarily to the manufacturing of dialyzers for sale to Asahi, certain business development activities, including our early work on establishing centers of excellence which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and certain corporate expenses, specifically research and development and general and administrative expenses, which are excluded from the segment operating performance measures.

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

Our reportable segments consist of the following (in thousands):

	System One	In-Center	Other	Total
Three Months Ended September 30, 2012
Revenues from external customers	$41,024	$19,637	$491	$61,152
Segment profit (loss)	6,330	2,905	(11,581)	(2,346)
Depreciation and amortization	4,584	362	969	5,915
Three Months Ended September 30, 2011
Revenues from external customers	$36,388	$19,515	$—	$55,903
Segment profit (loss)	3,757	1,819	(9,287)	(3,711)
Depreciation and amortization	4,740	313	903	5,956
Nine Months Ended September 30, 2012
Revenues from external customers	$120,428	$55,477	$1,207	$177,112
Segment profit (loss)	17,716	6,848	(33,860)	(9,296)
Depreciation and amortization	13,605	1,069	2,821	17,495
Nine Months Ended September 30, 2011
Revenues from external customers	$105,475	$54,760	$—	$160,235
Segment profit (loss)	9,781	5,862	(27,972)	(12,329)
Depreciation and amortization	13,831	921	2,663	17,415

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	20%	20%	20%	21%
Customer B	11%	13%	10%	13%
Customer C	11%	14%	12%	14%
Customer D	11%	9%	11%	9%

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

We have recently financed certain purchases of property and equipment through capital leases. Approximate future minimum payments under capital leases as of September 30, 2012 for each of the years ended December 31st listed below are as follows (in thousands):

2012	$83
2013	332
2014	332
2015	285
2016	285

Total minimum lease payments	1,317
Less: Amount representing interest	(124)

Present value of future minimum lease payments	$1,193

The financing of purchases of property and equipment totaling $1.2 million during the nine months ended September 30, 2012 by entering into a capital lease represents a non-cash financing activity.

Other significant commitments and contingencies at September 30, 2012 are consistent with those discussed in Note 10 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

11.	Income Taxes

The provision for income taxes of $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.7 million for both the nine months ended September 30, 2012 and 2011 relates to the profitable operations of certain foreign entities.

12.	Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$299	$498	$944	$1,532
Selling and marketing	1,179	1,432	3,578	4,062
Research and development	345	258	1,094	924
General and administrative	1,138	1,277	3,597	3,648

	$2,961	$3,465	$9,213	$10,166

Stock Options and Restricted Stock Units

The Company granted options to purchase 55,037 and 12,544 shares of common stock during the three months ended September 30, 2012 and 2011, respectively, and options to purchase 451,519 and 485,939 shares of common stock during the nine months ended September 30, 2012 and 2011, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2012 and 2011 was $9.31 and $11.23 per option, respectively.

The Company awarded 53,117 and 20,270 restricted stock units during the three months ended September 30, 2012 and 2011, respectively, and 176,498 and 122,509 restricted stock units during the nine months ended September 30, 2012 and 2011, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2012 and 2011 was $17.19 and $18.78 per unit, respectively.

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

We received 32,310 and 40,401 shares of common stock that were surrendered in payment for the exercise of stock options through the nine months ended September 30, 2012 and 2011. We received 28,351 shares of common stock during the second quarter of 2012 that were surrendered for the payment of certain minimum withholding taxes related to the repayment of our Term Loan and Security Agreement with Asahi. We received 115,418 shares of common stock during the first quarter of 2011 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans.

The settlement of $0.9 million and $2.8 million during the first quarter of 2012 and 2011, respectively, of the Company’s Corporate Bonus Plan obligation in shares of our common stock represents a noncash financing activity.

14.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was $7.8 million. The fair value of these contracts at September 30, 2012 was an asset of $0.5 million recorded on the balance sheet in prepaid expenses and other current assets. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2012
Foreign exchange forward contracts	$601	$59	Cost of revenues
Nine Months Ended September 30, 2012
Foreign exchange forward contracts	$513	$(2)	Cost of revenues

15.	Fair Value Measurements

We have certain financial and non financial assets and liabilities measured at fair value on a recurring basis recorded in our condensed consolidated balance sheets. The fair value measurements used are based on quoted prices, when available, or through the use of alternative approaches. The inputs used to determine fair value have been classified as Level 1, 2 or 3. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the nine months ended September 30, 2012.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$84,778	$—	$—	$84,778
Foreign exchange forward contracts (2)	—	567	—	567

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report for the three and nine months ended September 30, 2012, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home hemodialysis market in particular; the development and commercialization of our products; changes in the historical purchasing patterns and preferences of our key customers, including DaVita Inc. and Fresenius Medical Care; the adequacy of our funding; our ability to achieve and sustain positive cash flows; expectations with respect to future demand for our products and revenue growth; the timing and success of our initiatives to improve our gross profit as a percentage of revenues; expectations with respect to our operating expenses and achieving our business plan; expectations with respect to achieving profitable operations; expectations with respect to achieving improvements in product reliability; the timing and success of the submission, acceptance and approval of regulatory filings and the impact of any changes in the regulatory environment with respect to our products or business; the scope of patent protection with respect to our products; expectations with respect to the findings of our FREEDOM study and other ongoing clinical studies evaluating home and/or more frequent hemodialysis; expectations as to the continued availability of raw materials, components, and finished goods, including from key single source suppliers; expectations with respect to our ability to supply on a timely and uninterrupted basis all products ordered by our customers; expectations with respect to the Gambro litigation; the impact of any new business development initiatives on our business, such as centers of excellence, and any potentially negative response from customers to such new initiatives; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Europe, Canada and certain other markets. We believe our largest product market opportunity is for our System One used in the home hemodialysis market for the treatment of ESRD.

The results of our operations are included in two separately reportable segments, System One and In-Center. Other business activities relates primarily to the manufacturing of dialyzers for sale to Asahi, certain business development activities, including our early work on establishing centers of excellence which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and certain corporate expenses, specifically research and development and general and administrative expenses, which are excluded from the segment operating performance measures. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis, which is referred to as the in-center market.

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. DaVita Inc., or DaVita, and Fresenius Medical Care, or Fresenius, own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to over two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 30% and 31% of our System One segment revenues for the three months ended September 30, 2012 and 2011, respectively, and 30% and 31% of our System One segment revenues for the nine months ended September 30, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 17% of our System One segment revenues for both the three and nine months ended September 30, 2012. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro Renal Products, Inc., or Gambro, and Henry Schein, Inc., or Henry Schein. Revenues from Gambro represented 34% and 41% of our In-Center segment revenues for the three months ended September 30, 2012 and 2011, respectively, and 38% and 40% of our In-Center segment revenues for the nine month periods ended September 30, 2012 and 2011, respectively. Revenues from Henry Schein represented 35% and 38% of our In-Center segment revenues for the three months ended September 30, 2012 and 2011, respectively, and 33% and 38% of our In-Center segment revenues for the nine months ended September 30, 2012 and 2011, respectively.

DaVita is also a significant customer in the in-center market. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2012 and 2011. DaVita has contractual purchase commitments under two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s purchase obligations with respect to needles will expire under an agreement with us at the end of March 2013. Gambro’s long term product supply agreement with DaVita, entered into in connection with the sale of Gambro’s United States dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. Our distribution agreement with Gambro, which expires in June 2014, contractually obligates Gambro to exclusively supply our blood tubing sets to DaVita.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of September 30, 2012, we had $1.9 million and $1.1 million reserved against trade accounts receivable for future rebates and discounts for customers in our In-Center and System One segments, respectively. We recorded $1.7 million and $1.8 million during the three months ended September 30, 2012 and 2011, respectively, and $4.9 million and $4.8 million during the nine months ended September 30, 2012 and 2011, respectively, as a reduction of In-Center segment revenues in connection with rebates and discounts. For the System One segment, we recorded $1.1 million and $0.9 million during the three months ended September 30, 2012 and 2011, respectively, and $3.7 million and $1.9 million during the nine months ended September 30, 2012 and 2011, respectively, in connection with rebates and discounts.

As an alternative to a cash-based rebate, we issued to DaVita a warrant that may vest and become exercisable to purchase up to 5.5 million shares of our common stock based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. This warrant-based rebate structure preserves our cash, and provides for the issuance of shares upon the exercise of any warrants earned only if patient access to home hemodialysis with the System One is materially expanded. The warrants have an exercise price of $14.22 per share, expire during 2013, are non-transferable and must be exercised in cash. The accounting for these warrants is similar to the accounting for cash-based rebates. Specifically, the warrants are measured at fair value through their date of vesting and recognized as a reduction of revenues, based on the number of warrants expected to vest over the same expected period as the related expected product revenues, which is 7 to 10 years. Estimates of the number of warrants expected to vest and the fair value of the warrants will be revised each reporting period through the date of vesting. Approximately 5% of the 5.5 million warrant shares were earned based on the achievement of certain performance targets at June 30, 2011 and no warrants were earned during the performance period ended June 30, 2012. As of September 30, 2012, 30% of the warrants have expired, unearned. While our business with DaVita continues to grow, we believe it is unlikely they will achieve the level of performance needed to earn the remaining outstanding warrants. The reduction of revenues recorded in connection with these warrants has not been significant.

Financial Performance

During the three months ended September 30, 2012 we grew our revenues by 9% to $61.2 million and during the nine months ended September 30, 2012 we grew our revenues by 11% to $177.1 million. Home revenues drove the growth, increasing $4.7 million, or 17%, and $11.9 million, or 15%, for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use and centers offering the System One. We expect to see continued growth in our System One segment revenues, primarily driven by the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy.

We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continue to improve gross profit as a percentage of revenues from 35% during the three and nine months ended September 30, 2011 to 39% and 38% during the three and nine months ended September 30, 2012, respectively. The improvement in gross profit as a percentage of revenues was mainly attributable to favorable product mix with higher relative sales of higher margin products and lower product costs, partially offset by costs incurred by our In-Center segment related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy, and the transition of manufacturing of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico beginning in the second quarter of 2011. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives, including the consolidation of our manufacturing network, these improvements will continue to be offset in the short-term by associated costs and will be impacted favorably and unfavorably by fluctuations in foreign exchange rates versus the U.S. dollar.

We are encouraged by the improvements to our operating margins and are continuing to work toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Our ability to become profitable and the timing and sustainability, depend principally upon continued improvements in gross margins, growing revenues, and the leverage of our operating infrastructure including after taking into account the effects of any investment in selling and marketing or research and development activities or investment in new business development, including with respect to centers of excellence. Additionally, our profitability will be negatively impacted beginning in 2013 due to the 2.3% medical device excise tax which will be assessed on nearly all of our products sold in the U.S.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Our revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
System One segment
Home	$31,925	52%	$27,218	49%	$92,171	52%	$80,276	50%
Critical Care	9,099	15%	9,170	16%	28,257	16%	25,199	16%

Total System One segment	41,024	67%	36,388	65%	120,428	68%	105,475	66%
In-Center segment	19,637	32%	19,515	35%	55,477	31%	54,760	34%
Other	491	1%	—	—	1,207	1%	—	—

Total	$61,152	100%	$55,903	100%	$177,112	100%	$160,235	100%

In the home market, revenues increased $4.7 million, or 17%, and $11.9 million, or 15% for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use and centers offering the System One. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues decreased slightly during the three months ended September 30, 2012 versus the prior year comparable period but increased $3.1 million, or 12%, during the nine months ended September 30, 2012 versus the prior year comparable period. Sales of disposables to our growing number of System One equipment placed within hospitals increased during both the three and nine months ended September 30, 2012 versus the prior year comparable period; however, these increases were offset by decreased sales of our System One equipment. Sales of our System One equipment in the critical care market are subject to fluctuation due to timing of sales and the overall capital spending environment. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. However, this revenue growth will be slightly offset on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period. Further, the U.S. dialysis market is highly consolidated with DaVita and Fresenius providing treatment to over two-thirds of U.S. dialysis patients. Our customers in the U.S. home market have a range of treatment options available, including traditional in-center dialysis and peritoneal dialysis. Convincing our customers, in particular DaVita and Fresenius, to make investments in their training infrastructure to expand their offering of home hemodialysis using our System One will be important to our continued revenue growth in the future. If the purchasing patterns of either of DaVita and Fresenius adversely change, our business would be negatively affected, at least in the near term. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors.

In-Center segment revenues increased $0.1 million, or 1%, and $0.7 million, or 1%, for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods. The increase in revenues during both periods was driven by higher sales of needles due to increased end user demand partially offset by decreased sales of blood tubing sets driven by fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. We expect future revenues will continue to be susceptible to fluctuation as a result of increased competition and variations in inventory management policies with both our distributors and end users. In-Center revenues will also be negatively impacted, at least in the near term, if we are unable to negotiate an extension of DaVita’s needle purchase agreement with us which is scheduled to terminate at the end of March 2013.

Other revenues for the three months ended September 30, 2012 relates to dialyzers sold to Asahi pursuant to our Dialyzer Production Agreement.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
System One segment	$18,810	46%	$15,412	42%	$54,772	45%	$44,351	42%
In-Center segment	4,978	25%	4,128	21%	12,739	23%	12,087	22%
Other	(40)	(8)%	—	—	(62)	(5)%	—	—

Gross profit	$23,748	39%	$19,540	35%	$67,449	38%	$56,438	35%

Gross profit increased $4.2 million, or 22%, and $11.0 million, or 20%, and increased as an overall percentage of revenue for both the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods, driven in large part by the System One Segment. Gross profit for the System One segment increased $3.4 million, or 22%, and $10.4 million, or 23%, for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues for the three and nine months ended September 30, 2012 was attributable to several factors, including lower product costs driven by certain cost savings initiatives, improvement in product design and reliability and continued leveraging of our manufacturing infrastructure, favorable impact of foreign exchange rate fluctuations versus the U.S. dollar, increased relative sales of higher margin products and lower depreciation expense on our field equipment assets resulting from the change in the useful life of certain of these assets from five to seven years.

Gross profit for the In-Center segment increased $0.9 million, or 21%, and as a percentage of revenues for the three months ended September 30, 2012 versus the prior year comparable period, due to lower costs of revenues driven in large part by lower product manufacturing costs including lower costs relating to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico and the favorable impact of foreign exchange rate fluctuations versus the U.S. dollar. Gross profit for the In-Center segment increased $0.7 million, or 5%, and as a percentage of revenues for the nine months ended September 30, 2012 versus the prior year comparable period, due to favorable foreign exchange rate fluctuations versus the U.S. dollar partially offset by costs incurred related to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing facility in Mexico, which began in the second quarter of 2011, and costs incurred by our In-Center segment related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes.

We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations or the projected timing associated with our expectations will be achieved with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow; however, higher relative sales of lower margin products, including the sale of dialyzers to Asahi, and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, rationalization and consolidation of our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing expenses and selling and marketing as a percent of revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
System One segment	$8,414	21%	$7,894	22%	$25,039	21%	$23,560	22%
In-Center segment	1,408	7%	1,361	7%	4,063	7%	3,937	7%
Other	346	n/a	191	n/a	904	n/a	528	n/a

Total Selling and marketing	$10,168	17%	$9,446	17%	$30,006	17%	$28,025	17%

Selling and marketing expenses increased $0.7 million, or 8%, and $2.0 million, or 7%, for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs and increased marketing programs within both segments.

Selling and marketing expenses for the System One segment decreased as a percentage of revenues for the three and nine months ended September 30, 2012 versus the prior year comparable periods due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues for the three and nine months ended September 30, 2012 versus the prior year comparable periods due to our efforts to continue to broaden our marketing programs while still leveraging our existing infrastructure. Selling and marketing expenses for our Other category relates primarily to personnel and personnel related costs related to business development activities, including our newly announced initiative with respect to centers of excellence. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing and business development initiatives, including with respect to centers of excellence, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses and research and development as a percent of revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Research and development	$4,274	7%	$3,388	6%	$12,421	7%	$10,694	7%

Research and development expenses increased $0.9 million, or 26%, and $1.7 million, or 16%, for the three and nine months ended September 30, 2012, respectively, versus the prior year comparable periods but remained relatively consistent as a percentage of revenues. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution expenses and distribution as a percent of revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
System One segment	$4,066	10%	$3,761	10%	$12,017	10%	$11,010	10%
In-Center segment	665	3%	948	5%	1,828	3%	2,288	4%

Total Distribution	$4,731	8%	$4,709	8%	$13,845	8%	$13,298	8%

Distribution expenses increased slightly during the three months ended September 30, 2012 and increased $0.5 million, or 4%, for the nine months ended September 30, 2012 versus the prior year comparable periods, but remained consistent as a percentage of revenues. Distribution expenses for the System One segment remained consistent as a percentage of revenues. Distribution network efficiencies were offset by higher carrier rates. Distribution expenses for the In-Center segment decreased in absolute dollars and as a percentage of revenues primarily due to decreased costs associated with shipping certain of our products from our international manufacturing locations to our customers. We expect that distribution expenses will increase at a lower rate than revenues due to expected efficiencies gained from increased business volume and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs.

General and Administrative

Our general and administrative expenses and general and administrative as a percent of revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
General and administrative	$6,921	11%	$5,708	10%	$20,473	12%	$16,750	10%

General and administrative expenses increased $1.2 million, or 21%, and $3.7 million, or 22%, and as a percent of revenues for both the three and nine months ended September 30, 2012 versus the prior year comparable periods. The increase in general and administrative expenses was primarily the result of increased professional services, personnel and personnel-related costs and other related infrastructure costs. We expect general and administrative expenses to increase beginning in 2013 due to the 2.3% medical device excise tax which will be assessed on nearly all of our products sold in the U.S. However, over time we expect general and administrative expenses will decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

Other Expense

Interest expense decreased $1.2 million and $0.8 million for the three and nine months ended September 30, 2012 versus the prior year comparable periods. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock. Interest expense ceased upon repayment; however, the repayment resulted in the early recognition of approximately $1.0 million of unamortized debt discount during the second quarter of 2012.

The change in other income (expense), net during both periods is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.7 million for both the nine months ended September 30, 2012 and 2011 relates to the profitable operations of certain foreign entities.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of September 30, 2012, our accumulated deficit was $342.6 million and we had cash and cash equivalents of $102.7 million, with nearly all of that cash located in the U.S., and working capital of $124.2 million.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long term goal of sustained positive cash flows from operating activities. However, there can be no assurance that we will be able to continue to improve cash flows from operating activities or whether we will be able to generate positive cash flows from operating activities in the future. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements. Our ability to and the rate at which we continue to improve cash flows from operating activities will depend on many factors, including growing revenues, continued

improvements in gross profit, leverage of our operating infrastructure and continued sale versus rental of a significant percentage of our System One equipment, and the rate at which we invest in selling and marketing, research and development or new business development activities, including centers of excellence.

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

We have a loan and security agreement with SVB for a $15.0 million revolving line of credit with an original maturity date of April 1, 2012. On May 7, 2012, we entered into an amendment to this agreement which extended the maturity date to March 31, 2014 and reduced the interest rate on borrowings to prime with a floor of 3.25%. Financial covenants and other terms remain essentially unchanged. The agreement, as amended, has certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At September 30, 2012, we were in compliance with the covenants, there were no outstanding borrowings against the credit commitment, and we had $15.0 million of the credit commitment available for borrowing.

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

We are constructing a new manufacturing facility in Germany pursuant to the terms of our Dialyzer Production Agreement entered into in May 2009 with Asahi. We are overseeing construction of this new facility and will operate the new facility under a manufacturing agreement upon its completion. Asahi will fund construction costs up to an original amount; however, we will be responsible for any additional costs. If the agreement is terminated during the construction period due to our breach, insolvency or bankruptcy, Asahi has the option to require us to pay for all amounts expended for construction of the new facility. If such event occurs we would take title to the land and any construction in process. Subsequent to the completion of construction, if the agreement is terminated due to our breach, insolvency or bankruptcy or by us pursuant to certain terms of the agreement, Asahi has the option to require us to purchase the new facility from them by paying one hundred percent of the then net book value of the new facility, as calculated in accordance with GAAP. Given these options and our involvement in the construction, we are considered the owner of the new facility for accounting purposes and will therefore record its cost as construction-in-process with a corresponding liability for the construction cost funded by Asahi. The $14.8 million recorded in property and equipment and other long-term liabilities at September 30, 2012 reflects the construction costs incurred to date in connection with this project.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at September 30, 2012 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2012 or 2011.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$570	$(3,740)
Net cash used in investing activities	(5,952)	(3,330)
Net cash provided by financing activities	5,008	3,892
Foreign exchange effect on cash and cash equivalents	144	86

Net cash flow	$(230)	$(3,092)

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities increased by $4.3 million during the nine months ended September 30, 2012, versus the prior year comparable period. Net loss after adjustments for non-cash charges, such as depreciation, amortization and stock-based compensation expense, had a favorable impact on cash flows increasing to a positive $17.0 million during the nine months ended September 30, 2012 versus a positive $13.1 million for the prior year comparable period. Additionally, working capital requirements decreased with lower inventory requirements and higher total liabilities relative to the prior year comparable period, including accrued expenses and other liabilities. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $3.4 million during the nine months ended September 30, 2012 and increased $1.3 million during the nine months ended September 30, 2011, reflecting an increase of $2.2 million of amortization of deferred revenues into revenues from $11.7 million during the nine months ended September 30, 2011 to $13.9 million during the nine months ended September 30, 2012 and lower sales of new home equipment during 2012 compared to 2011 as a result of the timing of patient additions, efficiencies in our customers’ utilization of purchased equipment and the timing of conversion of rental equipment to sold equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $5.2 million during the nine months ended September 30, 2012 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues decreased $2.4 million during the nine months ended September 30, 2012 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for manufacturing operations and capital improvements for our facilities and research and development and information technology. The increase of $2.6 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the increased demand for our Streamline blood tubing sets and the transition of manufacturing of certain of our blood tubing sets from our contract manufacturer to our own manufacturing facility in Mexico and capital spending on our new corporate headquarters. A significant majority of the capital related to our new corporate headquarters was funded by our landlord through a $4.3 million tenant improvement allowance.

Net cash provided by financing activities. During the nine months ended September 30, 2012 and 2011 we received $5.5 million and $6.5 million, respectively, of proceeds from stock option and purchase plans. Cash inflows during the nine months ended September 30, 2012 were reduced by $0.5 million of cash used to repurchase shares of our common stock that were surrendered by Asahi in payment for the required minimum withholding taxes on the term loan and security agreement. Cash inflows during the nine months ended September 30, 2011 were reduced by $2.5 million of cash used to repurchase shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our annual Bonus and Performance Share Plans.

As discussed above, during the second quarter of 2012 we repaid all principal and interest under our Term Loan and Security Agreement with Asahi. Other than this repayment of our long-term debt obligations, significant contractual obligations at September 30, 2012 are consistent with those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2012 are described in Note 2 to the consolidated financial statements included in our

Annual Report on Form 10-K for the year ended December 31, 2011 and updated as necessary in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those described Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Foreign Currency Exchange Risk

All of our revenues and a majority of our expenses are denominated in U.S. dollars. However, we operate a manufacturing and research facility in Germany, a manufacturing and service facility in Mexico and a manufacturing facility in Italy and we purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro and the Thai Baht. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. During the first quarter of 2012, we began entering into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on Peso denominated expenses. These contracts are entered into with large financial institutions and have a duration of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of September 30, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $7.8 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10 percent against our contracts would have resulted in a net loss in fair value of these contracts of approximately $0.8 million.

In addition, we are exposed to foreign currency exchange risk related to certain foreign currency denominated receivable and payable balances. We utilize natural hedges to mitigate this exposure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our largest future product market opportunity is the home hemodialysis market. However, this market is presently very small and adoption of the home hemodialysis treatment options has been limited. The most widely adopted form of dialysis therapy used in a setting other than a dialysis clinic is peritoneal dialysis. Based on the most recently available data from the U.S. Renal Data System, or USRDS, less than 10% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home with either peritoneal dialysis or home hemodialysis. Because the adoption of home hemodialysis has been limited to date, the number of patients and their partners who desire to, and are capable of, administering hemodialysis treatment with a system such as the System One is unknown and there is limited data upon which to make estimates. In addition, many dialysis clinics do not presently have the infrastructure in place to support home hemodialysis and most do not have the infrastructure in place to support a significant home hemodialysis patient population. Our long-term growth will depend on the number of patients who adopt home hemodialysis and how quickly they adopt it, which in turn is driven by the number of physicians willing to prescribe home hemodialysis and the number of dialysis clinics able or willing to establish and support home hemodialysis therapy.

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered five or more times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. A recent study presented by the University of Michigan Kidney Epidemiology and Cost Center (UM-KECC) at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

New regulations particularly impacting home hemodialysis technologies can also negatively impact the rate and extent of any further market expansion of our System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services, or CMS, released new Conditions for Coverage applicable to our customers. These Conditions for Coverage imposed water testing requirements on our patients using our PureFlow SL product. These water testing requirements increase the burden of our therapy for our patients and may impair market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced unique to the home environment, market adoption could be even further impaired.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the U.S. for ESRD. On August 12, 2010, CMS published the final rule for implementation of the new prospective payment system for dialysis treatment effective January 1, 2011. Under this new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). It has replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If more frequent therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare is switching from intermediaries to Medicare administrative contractors and is further consolidating the jurisdictions covered by those contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on an analysis of historical Medicare payment files by the UM-KECC, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only 3 of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification a clinic’s decision as to how much it is willing to spend on home more frequent dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

A stated goal of 2010’s prospective payment system was to encourage home dialysis. It did not have a positive impact on the adoption of home and/or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

CMS is expected to expand the prospective payment system’s single bundled payment to include oral medications in 2014. Barring any modifications, we similarly would not expect this change to have a significant impact on the adoption of home and/or more frequent hemodialysis in the future.

We have limited operating experience, a history of net losses and an accumulated deficit of $342.6 million at September 30, 2012. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At September 30, 2012, we had an accumulated deficit of approximately $342.6 million. We expect our operating expenses to continue to increase as we grow our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if they do improve, the rate at which they will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

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

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Fresenius is also our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended month to month thereafter. Our agreement with Fresenius, which was scheduled to terminate at the end of 2012, was recently automatically extended by one year to the end of 2013. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ 2008K system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or which could be caused by our adoption of any new business development initiatives, such as our plans to establish a number of centers of excellence, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2012 and 2011. Direct sales to DaVita represented 30% and 31% of our System One segment revenues for the three months ended September 30, 2012 and 2011, respectively, and 30% and 31% of our System One segment revenues for the nine months ended September 30, 2012 and 2011, respectively. Further, DaVita is our largest customer in the home market, constituting over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our Amended and Restated National Service Provider Agreement with DaVita expires in mid 2013, which term will be automatically extended on a month to month basis thereafter. Our contract for needles with DaVita, which includes certain minimum order requirements, expires at the end of March 2013, and there can be no assurance that this contract will be renewed. Our failure to renew this agreement would adversely impact our In-Center revenues, at least in the near term. Our contract for blood tubing sets with DaVita expired in September 2009. However, in June 2009, we entered into a five year distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with the potential development of centers of excellence focused on the provision of home hemodialysis services.

In connection with our evaluation of strategic alternatives for the Company, it is possible that we may in the future acquire or develop a new line of business or products. The Company made such a strategic acquisition in connection with its acquisition of Medisystems Corporation in 2007. More recently, the Company announced that it was considering forming a number of centers of excellence; dialysis clinics focused on the provision of home hemodialysis services. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks any such new businesses or strategies may represent, the Company may face internal risks relating to developing knowledge of and experience in the new business, recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business. Failure to manage these risks in the development and implementation of new businesses or strategies successfully could materially and adversely affect our business, results of operations and financial condition.

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

Our System One in the home market is currently the only portable system specifically indicated for use in the home market in the U.S. However, there is one other product in the market now with a home clearance, and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive to our System One in the home market. In February 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. Fresenius is also seeking clearance for its Portable Artificial Kidney (“PAK”) to market in the U.S. for in-center use now with plans to later introduce the product in the home. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC, or DEKA, for the development of a new home hemodialysis system. Baxter has commented that they have completed enrollment in one of the clinical studies intended to support FDA clearance of this system. Baxter has indicated that it hopes to obtain regulatory approval for DEKA’s system in Europe in 2013 and to file for regulatory approval in the U.S. in 2014. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of the products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the home market, it could adversely affect our sales and growth. We also are also unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

Our System One in the critical care market competes against Gambro, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS CO., LTD and others.

Our competitors in each of our markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.

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

Global macro-economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, there is no assurance that future economic changes or global uncertainties would not negatively impact our business, especially the manner and pace in which we sell equipment in the System One segment or delay equipment placements. Hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which can negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Further, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

In order to conserve our cash, the pricing discount was structured to be paid as a warrant, in lieu of cash. The Amended Agreement provides for a range of warrant levels that may be earned based on DaVita and NxStage System One home patient targets. Under this tiered structure, DaVita was required to grow its net patients on the NxStage System One at a compounded annual growth rate of approximately 20 percent from the level at the time of entering into the agreement in order to obtain any discount, while achieving the highest discount would require a significant increase above that. If all tiers of discounts are achieved, the Amended Agreement provides that DaVita may earn warrants to purchase up to 5.5 million shares of our common stock. Approximately 5% of the 5.5 million warrants were earned based on the achievement of certain performance targets at June 30, 2011 and no warrants were earned during the performance period ended June 30, 2012. As of September 30, 2012, 30% of the warrants have expired, unearned. While our business with DaVita continues to grow, we believe it is unlikely that they will achieve the level of performance needed to earn the remaining outstanding warrants. The warrants have an exercise price of $14.22 per share, which is equal to the trailing fifteen day volume weighted average price of a share of NxStage Common Stock on the NASDAQ Global Market as of the close of business on July 21, 2010, the day prior to entering into our agreement, and are non-transferable and must be exercised in cash. The discount associated with these warrants will be measured at fair value through the date of vesting using a Black-Scholes option pricing model, and is being recognized as a reduction of revenues over the same period as the related product revenues (between seven to ten years) based on the number of warrants expected to vest. The reduction of revenues recorded in connection with these warrants has not been significant. However, there can be no assurance that the value of the discount, and, therefore, the amount of reduction of revenues recorded, will not be higher in the future based upon the level of warrants DaVita actually earns under the agreement, as well as the price of our stock on the date the warrants vest. Should our stock price increase above its current price, the amount of the discount would be increased.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability will be negatively impacted beginning 2013 due to the 2.3% medical device excise which will be assessed on nearly all of our products sold in the U.S. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. If significant reforms are made to the healthcare system in the U.S., or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

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

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. We did not hedge our foreign currency transactions during 2011, 2010 or 2009 but are engaging in hedging transactions in 2012. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, the earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Although supply to our customers was not interrupted, there is no guarantee that we will not experience any future interruption in our ability to supply product at any of our facilities or third party facilities, or that any such interruptions will not increase our product costs or impair our product quality or reliability, at least in the near term. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

We also have manufacturing facilities in Mexico, Germany and Italy. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. The earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Although supply to our customers was not interrupted, natural disasters, such as the earthquake, highlight the risks associated with key manufacturing facilities. In 2011, we decided not to renew our agreement with Entrada. As a result of that decision, we have transitioned the activities from Entrada’s facilities to our Tijuana facility. The consolidation of bloodline manufacturing and manufacturing and service of the System One to our facility in Tijuana has increased the risks associated with any loss of that facility for any reason.

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

Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set or needle business to competitors in the dialysis industry.

Our blood tubing set and needle businesses have historically been commodities businesses. Our products continue to compete favorably in the dialysis blood tubing set and needle business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling over two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline blood tubing set, MasterGuard needle, Buttonhole needle or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry. Our needle agreement with DaVita, under which DaVita had committed to purchase a significant percentage of its needle requirements from us, is scheduled to expire at the end of March 2013. If we are unable to negotiate an extension of this agreement, our needle sales will decline, at least in the near term.

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

We import into the U.S. disposable medical supplies from our manufacturing facilities and vendors located outside the U.S. We have manufacturing facilities in Mexico, Germany and Italy and export various components and assemblies related to those operations. To a lesser, but increasing degree, our business also involves the export of finished goods from the U.S. to foreign countries. The import and export of these items are subject to extensive laws and regulations with which we need to comply. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption to our ability to deliver product, which could cause our combined businesses and operating results to suffer. To the extent there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol Classification such that our products would be subject to duties, our profitability would also be negatively impacted.

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

Our products are medical devices subject to extensive regulation in the U.S., and in foreign markets in which we are currently present or which we may wish to enter. To market a medical device in the U.S., approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study; nevertheless, in 2011, the FDA notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approved IDE. As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our IDE study designed to support a nocturnal indication for the System One. We have re-started the trial. After completion of the trial, we will be resubmitting an application for a home nocturnal clearance. We cannot be certain when this clearance will be obtained. We also cannot provide assurance of when this or other clearances or approvals might be issued, if at all. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.

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

New regulations impacting our product technologies are periodically adopted in the U.S. as well as other countries. These regulations may require us to change our existing product technologies in order to continue marketing our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. One example of this type of new regulation is found in IEC 60601-1:2005 (3rd edition), which was published in December 2005. In this publication, new standards are listed as general requirements concerning basic product safety and the essential performance of equipment. Some of these new standards became effective on June 1, 2012 in Europe and will become effective on June 30, 2013 in the U.S. Our ability to sell or market product in certain foreign jurisdictions could be negatively affected and if we are unable to adhere to this or other regulations. This would have a negative impact on our business.

We have obligations under our contracts with dialysis clinics and hospitals to protect the privacy of patient health information.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information (PHI) known as the HIPAA Privacy and Security Rules. Most healthcare facilities that purchase and use our products are covered entities. We are not a covered entity but with the expansion of our service offering to include other services and/or activities for or on behalf of covered entities, we are a business associate, as such term is defined by HIPAA, with respect to these specific services and/or activities. HIPAA requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. We have business associate agreements with respect to certain new services provided by us with certain of our customers that are also covered entities. Pursuant to the terms of these agreements, we agree, among other things, not to use or further disclose the covered entity’s PHI except as permitted or required by the agreements or as required by law, to use reasonable safeguards to prevent unauthorized disclosure of such PHI and to report to the covered entity any unauthorized uses or disclosures of such PHI. If we were to violate any of these agreements we could lose customers and be exposed to liability and/or our reputation and business could be harmed.

The Health Information Technology for Economic and Clinical Health Act, or HITECH made significant amendments to the HIPAA Privacy and Security Rules. Under HITECH, business associates’ obligations with respect to PHI are no longer solely contractual in nature. HITECH strengthened and expanded HIPAA and made a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule requirements directly applicable to business associates. As a business associate, we are subject to these laws and HIPAA civil and criminal penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. As a business associate, these new provisions require us to incur compliance related costs and could restrict our business operations. We are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business.

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

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to government healthcare programs or other payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers and physicians concerning the benefits of more frequent therapy. Likewise, our financial relationships with customers, physicians, or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act or UK Anti-Bribery Act could subject us to penalties and other adverse consequences.

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

•

reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of more frequent or home dialysis;

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 59,086,610 shares of common stock outstanding as of September 30, 2012. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which approximates 590,866 shares, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.

At September 30, 2012, subject to certain conditions, holders of an aggregate of approximately 7.4 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

As of September 30, 2012, 7.7 million shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan and outstanding stock options. As of September 30, 2012, 4.8 million shares were subject to outstanding options, of which 3.8 million were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

Warrants held by certain investors in our 2008 private placement could result in the issuance of up to 1.4 million additional shares of common stock. Warrants held by DaVita could result in the issuance of up to 3.6 million additional shares of common stock. However, while our business with DaVita continues to grow, we believe it is unlikely they will achieve the level of performance needed to earn the remaining outstanding warrants. These warrants vest and become exercisable based upon the achievement of certain System One home patient growth targets at June 30, 2011, 2012 and 2013. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

November 8, 2012