Form 10-Q
period 2013-03-31
NxStage Medical, Inc.
filed 2013-05-02
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 59,736,857 shares of the registrant’s common stock outstanding as of the close of business on April 24, 2013.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

Note Regarding Trademarks

Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlow SL and System One are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,803	$106,439
Accounts receivable, net	22,058	18,990
Inventory	36,966	33,504
Prepaid expenses and other current assets	4,825	2,534

Total current assets	163,652	161,467
Property and equipment, net	37,317	36,320
Field equipment, net	10,297	10,101
Deferred cost of revenues	36,135	38,028
Intangible assets, net	19,120	19,819
Goodwill	42,421	42,421
Other assets	3,261	3,793

Total assets	$312,203	$311,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,593	$16,645
Accrued expenses	19,561	20,400
Other current liabilities	2,165	2,187

Total current liabilities	42,319	39,232
Deferred revenues	57,191	59,262
Other long-term liabilities	15,920	15,864

Total liabilities	115,430	114,358
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—

Common stock: par value $0.001, 100,000,000 shares authorized; 60,279,658 and 59,850,117 shares issued as of March 31, 2013 and December 31, 2012, respectively	60	59
Additional paid-in capital	555,850	551,594
Accumulated deficit	(349,975)	(344,981)
Accumulated other comprehensive income	615	470
Treasury stock, at cost: 561,808 and 541,584 shares as of March 31, 2013 and December 31, 2012, respectively	(9,777)	(9,551)

Total stockholders’ equity	196,773	197,591

Total liabilities and stockholders’ equity	$312,203	$311,949

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)

Revenues	$61,644	$56,951
Cost of revenues	37,644	35,639

Gross profit	24,000	21,312

Operating expenses:
Selling and marketing	10,696	9,920
Research and development	5,108	3,897
Distribution	4,908	4,532
General and administrative	7,824	6,622

Total operating expenses	28,536	24,971

Loss from operations	(4,536)	(3,659)

Other expense:
Interest expense	(150)	(1,193)
Other expense, net	(176)	(52)

	(326)	(1,245)

Net loss before income taxes	(4,862)	(4,904)
Provision for income taxes	132	240

Net loss	$(4,994)	$(5,144)

Net loss per share, basic and diluted	$(0.08)	$(0.09)

Weighted-average shares outstanding, basic and diluted	59,381	55,773

Other comprehensive gain	145	173

Total comprehensive loss	$(4,849)	$(4,971)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,994)	$(5,144)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,080	5,720
Stock-based compensation	2,646	3,199
Other	230	794
Changes in operating assets and liabilities:
Accounts receivable	(3,072)	(1,779)
Inventory	(6,350)	(4,738)
Prepaid expenses and other assets	(1,474)	(96)
Accounts payable	4,124	(32)
Accrued expenses and other liabilities	(511)	1,916
Deferred revenues	(1,887)	(1,248)

Net cash used in operating activities	(5,208)	(1,408)

Cash flows from investing activities:
Purchases of property and equipment	(2,023)	(1,564)

Net cash used in investing activities	(2,023)	(1,564)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	731	2,115

Net cash provided by financing activities	731	2,115

Foreign exchange effect on cash and cash equivalents	(136)	213

Decrease in cash and cash equivalents	(6,636)	(644)
Cash and cash equivalents, beginning of period	106,439	102,909

Cash and cash equivalents, end of period	$99,803	$102,265

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is also CE marked in the European Union, or EU, for treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets. These products are also CE marked in the EU. We believe our largest product market opportunity is for our System One used in the home dialysis market for the treatment of ESRD.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results for the entire year or future periods. The December 31, 2012 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2012 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 26% of accounts receivable at March 31, 2013, and two customers represented 16% and 12% of accounts receivable at December 31, 2012.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2012	$324
Provision	114
Usage	(145)

Balance at March 31, 2013	$293

Recent Accounting Pronouncements

Effective January 1, 2013, we adopted revised guidance related to the presentation of significant reclassifications out of accumulated other comprehensive income. This guidance does not impact the requirements for reporting net income or other comprehensive income in the financial statements, however, it does require that we disclose, in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is required to be applied prospectively, and we have elected to include the required disclosures in the notes to the financial statements. The implementation of this guidance introduces new disclosure requirements but does not impact the amounts in our financial statements.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2013	December 31, 2012
Purchased components	$15,592	$16,322
Work in process	12,527	8,390
Finished goods	8,847	8,792

Total	$36,966	$33,504

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $18.3 million and $17.3 million at March 31, 2013 and December 31, 2012, respectively. Accumulated depreciation on field equipment was $34.4 million and $33.8 million at March 31, 2013 and December 31, 2012, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $15.4 million and $14.7 million at March 31, 2013 and December 31, 2012, respectively.

6.	Net Loss per Share

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	981	2,466
Unvested restricted stock	155	296
Warrants to purchase common stock	658	1,023

Total	1,794	3,785

7.	Accrued expenses

The components of accrued expenses are as follows (in thousands):

	March 31, 2013	December 31, 2012
Payroll, compensation and related benefits	$6,135	$8,320
Distribution expenses	3,681	3,175
General and administrative expenses	3,325	2,337
Accrued taxes	1,760	2,475
Other	4,660	4,093

Total	$19,561	$20,400

8.	Segment Disclosures

We have two reportable business segments: System One and In-Center.

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment.

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., or Asahi, (2) certain business development activities, including our early work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Total
Three Months Ended March 31, 2013
Revenues from external customers	$42,169	$18,700	$775	$61,644
Segment profit (loss)	6,513	3,438	(14,487)	(4,536)
Depreciation and amortization	4,423	345	1,312	6,080

Three Months Ended March 31, 2012
Revenues from external customers	$39,340	$17,611	$—	$56,951
Segment profit (loss)	5,254	1,810	(10,723)	(3,659)
Depreciation and amortization	4,449	367	904	5,720

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended March 31,
	2013	2012
Customer A	22%	21%
Customer B	9%	10%
Customer C	14%	13%
Customer D	13%	11%

Sales to Customer A and D are nearly all in the System One segment and sales to Customer B and C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.

9.	Commitments and Contingencies

As discussed in our 2012 Form 10-K, a civil complaint was filed against us on February 28, 2012 in the US District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv10370-PBS). The complaint alleges that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleges that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro seeks compensatory and treble damages, disgorgement of profits and injunctive relief. We believe the suit is without merit and intend to defend against it vigorously. At this time we do not believe a loss is probable and we are not able to estimate a range of possible loss.

Other significant commitments and contingencies at March 31, 2013 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2012 Form 10-K.

10.	Income Taxes

The provision for income taxes of $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, relates to the profitable operations of certain foreign subsidiaries. The reduction in the income tax provision primarily relates to a discrete benefit resulting from a foreign legislative change.

As of March 31, 2013, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $1.5 million, including accrued interest and penalties of $0.4 million. There have been no significant changes to these amounts during the three months ended March 31, 2013.

11.	Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$321	$332
Selling and marketing	699	1,260
Research and development	447	402
General and administrative	1,179	1,205

Total	$2,646	$3,199

Stock Options and Restricted Stock Units

The Company granted options to purchase 832,737 and 267,813 shares of common stock during the three months ended March 31, 2013 and 2012, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2013 and 2012 was $6.07 and $10.19 per option, respectively.

The Company awarded 196,775 and 93,801 restricted stock units during the three months ended March 31, 2013 and 2012, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2013 and 2012 was $11.34 and $18.54 per unit, respectively.

Performance Based Plans

In March 2013, the Compensation Committee of our Board of Directors approved the grant of up to 433,267 restricted stock units pursuant to performance based awards subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2013. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $11.03 per unit. The estimated expense will be recognized as stock-based compensation expense over the requisite service period based on the number of shares expected to vest. Further, in March 2013, the Compensation Committee made awards subject to individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2013. Awards are payable in shares of the Company’s common stock or in cash, at the discretion of the Compensation Committee. The estimated payout of these awards is being recognized as compensation expense during 2013, with a majority of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.

12.	Stockholders’ Equity

We received 20,224 and 9,558 shares of common stock that were surrendered in payment for the exercise of stock options through the three months ended March 31, 2013 and 2012, respectively.

13.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $8.4 million. The fair value of these contracts at March 31, 2013 was an asset of $0.6 million recorded on the balance sheet in prepaid expenses and other current assets. As of March 31, 2012, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $0.9 million. The fair value of these contracts at March 31, 2012 was not material. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during either the period ended March 31, 2013 or 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2013
Foreign exchange forward contracts	$566	$353	Cost of revenues

14.	Fair Value Measurements

We have certain financial and non-financial assets and liabilities measured at fair value on a recurring basis recorded in our condensed consolidated balance sheets. The fair value measurements used are based on quoted prices, when available, or through the use of alternative approaches. The inputs used to determine fair value have been classified as Level 1, 2 or 3. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended March 31, 2013.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$84,778	$—	$—	$84,778
Foreign exchange forward contracts (2)	—	731	—	731

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or other current liabilities depending on the gain (loss) position.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

15.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$2,505	$2,209
Transfers from field equipment to deferred cost of revenues	1,391	1,804
Payment of Corporate Bonus in common stock	1,034	878
Market value of shares received in payment for exercise of stock options	226	171
Construction-in-process financed by construction liability	561	2,212

16.	Accumulated Other Comprehensive Income

The following additional information is provided with respect to the accumulated other comprehensive income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	566	(68)	498
Gain reclassified to earnings (1)	(353)	—	(353)

Total other comprehensive income (loss)	213	(68)	145

Balance as of March 31, 2013	$602	$13	$615

(1)	Reclassifications of gains (losses) of derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 13 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

17.	Subsequent Events

On April 2, 2013, we signed a definitive agreement to acquire substantially all of the assets of Kimal PLC, a distributor of our products in the United Kingdom. The purchase price will be approximately $4.2 million, which includes approximately $0.7 million in deferred payments, payable within 12 months subject to certain post-closing conditions. The acquisition will be integrated into our international business and is expected to expand our existing product and service offerings in the United Kingdom. The transaction will be accounted for as a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012, included in our 2012 Form 10-K.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home dialysis market in particular; access to home or more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; sales to our key customers, including DaVita HealthCare Partners Inc., or DaVita, and Fresenius Medical Care, or Fresenius; the status of our efforts to renew or extend our customer and supplier agreements; the adequacy of our funding; our ability to achieve and sustain positive cash flows; expectations with respect to future demand for our products and revenue growth; the timing and success of our initiatives to improve our gross profit as a percentage of revenues; our manufacturing operations and supply chain; our initiative to establish our centers of excellence; expectations with respect to our operating expenses and working capital; expected reduction in the base payment rate under the ESRD prospective payment system; achieving our business plan; the impact of global economic conditions; expectations with respect to achieving profitable operations; volatility of our stock price; expectations with respect to achieving improvements in product reliability; the impact of our acquisition of Kimal’s assets; expectations as to the sufficiency of our inventory of raw materials, components, and finished goods; and expectations with respect to our litigation with Gambro Renal Products, Inc., or Gambro. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

Readers should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Quarterly Report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is also CE marked in the EU for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the FDA for home hemodialysis as well as TPE in a clinical environment. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD. These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets. These products are also CE marked in the EU. We believe our largest product market opportunity is for our System One used in the home dialysis market for the treatment of ESRD.

We have two reportable business segments: System One and In-Center.

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment.

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., or Asahi, (2) certain business development activities, including our early work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 32% and 31% of our System One segment revenues for the three months ended March 31, 2013 and 2012, respectively. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 19% and 16% of our System One segment revenues for the three months ended March 31, 2013 and 2012, respectively. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro and Henry Schein. Revenues from Gambro represented 45% and 43% of our In-Center segment revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues from Henry Schein represented 30% and 31% of our In-Center segment revenues for the three months ended March 31, 2013 and 2012, respectively.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three months ended March 31, 2013 and 2012. DaVita has had purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. Gambro’s long term product supply agreement with DaVita entered into in connection with the sale of Gambro’s U.S. dialysis clinic business to DaVita, obligates DaVita to purchase a significant majority of its blood tubing set requirements from Gambro. In December 2012, Baxter International, Inc., or Baxter, announced that it had entered into a definitive agreement to acquire Gambro in the first half of 2013. Our distribution agreement with Gambro, which expires in June 2014 and survives a Gambro change of control, contractually obligates Gambro to exclusively supply our blood tubing sets to DaVita.

The initial term of our agreement with DaVita for the sale and rental of our System One products expires on June 30, 2013 but may be automatically extended on a monthly basis unless terminated by either party. DaVita’s purchase obligations with respect to needles expired under an agreement with us at the end of April 2013; however, the agreement contemplates ongoing sales of products after expiration. We continue to work with DaVita to enter into a new agreement with respect to needles and extend the term of our agreement with respect to System One products. We expect that DaVita will continue to be a significant customer, however, there can be no assurance that we will enter into a new agreements or extend our existing agreements with DaVita on similar terms if at all.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of March 31, 2013, we had $1.9 million and $1.7 million reserved against trade accounts receivable for future rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $1.9 million and $1.3 million during the three months ended March 31, 2013 and 2012, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $1.1 million and $1.3 million during the three months ended March 31, 2013 and 2012, respectively, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

During the three months ended March 31, 2013, we grew our revenues by 8% over the prior year comparable period to $61.6 million. Home revenues drove this growth, increasing $1.9 million, or 6%, over the prior year comparable period, driven by the increase in the number of patients prescribed to use and centers offering the System One. We expect to see continued growth in our System One segment revenues as we expand the number of patients prescribed to use and centers offering the System One through existing relationships with service providers, including DaVita and Fresenius, coupled with the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy.

We continue to see improvements in our financial performance below the revenue line. We have not yet achieved profitable operating margins, but we continued to improve gross profit as a percentage of revenues to 39% during the three months ended March 31, 2013 compared to 37% during the prior year comparable period. The improvement in gross profit as a percentage of revenues was mainly attributable to lower product costs, including costs incurred during 2012 associated with the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant which we completed in mid 2012, favorable changes in foreign exchange rates versus the U.S. Dollar, favorable product mix with higher relative sales of higher margin products partially offset by start up costs incurred during 2013 related to the new dialyzer manufacturing plant in Germany which began operations in the fourth quarter of 2012. While we expect to continue to improve gross profit as a percentage of revenues as a result of various initiatives, including the expansion and rationalization of our manufacturing network, these improvements will continue to be offset in the short-term by associated costs and will be impacted by fluctuations in foreign exchange rates.

We are encouraged by the improvements to our operating margins and are continuing to work toward our long-term goal of achieving profitable operating margins. However, there can be no assurance that we will be able to continue to improve our operating margins or achieve positive operating margins. Improvements to our operating margins will require continued improvements in gross margins, revenue growth, and the leverage of our operating infrastructure, and will be adversely impacted by our investments in selling and marketing and research and development activities, and investment in new business development, including with respect to our initiative to establish centers of excellence. Additionally, our operating margins have been negatively impacted by the medical device excise tax on nearly all of our products sold in the U.S. as of the beginning of 2013.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Our revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
System One segment
Home	$31,459	51%	$29,553	52%
Critical Care	10,710	17%	9,787	17%

Total System One segment	42,169	68%	39,340	69%
In-Center segment	18,700	30%	17,611	31%
Other	775	2%	—	—%

Total	$61,644	100%	$56,951	100%

In the home market, revenues increased $1.9 million, or 6%, for the three months ended March 31, 2013 versus the prior year comparable period, driven by the increase in the number of patients prescribed to use and centers offering the System One, partially offset by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period in the first quarter of 2013 and lower international revenues in the first quarter of 2013 as a result of a one time impact from the transition of our UK business to a direct sales model from a distributor relationship. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased 9% during the three months ended March 31, 2013 versus the prior year comparable period driven by higher sales of System One equipment and disposables. Sales of our System One equipment in the critical care market are subject to fluctuation due to timing of sales and the overall capital spending environment. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. However, this revenue growth will be slightly offset on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period. Furthermore, the U.S. dialysis market is highly consolidated with DaVita and Fresenius providing treatment to approximately two-thirds of U.S. dialysis patients. Our customers in the U.S. home market have a range of treatment options available, including traditional in-center dialysis and peritoneal dialysis. Convincing our customers, in particular DaVita and Fresenius, to make investments in their training infrastructure to expand their offering of home hemodialysis using our System One will be important to continuing our revenue growth in the future. If the purchasing patterns of DaVita or Fresenius adversely change, our business would be negatively affected, at least in the near term. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in international equipment sales and changes in inventory levels at our international distributors.

In-Center segment revenues increased $1.1 million, or 6%, for the three months ended March 31, 2013 versus the prior year comparable period. The increase in revenues was driven by higher sales of needles due to increased end user demand and fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. Future revenues may continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users. In-Center revenues will also be negatively impacted, at least in the near-term, if we are unable to negotiate an extension of our needle purchase agreement with DaVita, which expired at the end of April 2013.

Other revenues for the three months ended March 31, 2013 relates to dialyzers sold to Asahi.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
System One segment	$19,343	46%	$17,609	45%
In-Center segment	5,328	28%	3,703	21%

Subtotal	24,671	41%	21,312	37%
Other	(671)	(87)%	—	n/a

Gross profit	$24,000	39%	$21,312	37%

Gross profit increased $2.7 million, or 13%, and increased as an overall percentage of revenue for the three months ended March 31, 2013 versus the prior year comparable period driven by both the System One and In Center segments. Gross profit for the System One segment increased $1.7 million, or 10%, for the three months ended March 31, 2013 versus the prior year comparable period, due to increased revenues and improvement in gross profit as a percentage of revenues. The improvement in gross profit as a percentage of revenues for the three months ended March 31, 2013 was attributable to several factors, including lower costs driven by improvement in product design and reliability and continued leveraging of our manufacturing infrastructure coupled with the favorable impact of foreign exchange rate fluctuations versus the U.S. dollar.

Gross profit for the In-Center segment increased $1.6 million, or 44%, and as a percentage of revenues for the three months ended March 31, 2013 versus the prior year comparable period, due to lower product manufacturing costs, including costs incurred during 2012 associated with the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant which we completed in mid 2012 coupled with the favorable impact of foreign exchange rate fluctuations versus the U.S. dollar.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes.

We expect gross profit as a percentage of revenues will continue to improve in the long-term for three general reasons, all of which we expect will reduce costs in the future. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. However, there is no certainty that our expectations or the projected timing associated with our expectations will be achieved with respect to these cost reduction plans. Further, these improvements in gross profit as a percentage of revenues may be offset in the short-term for five general reasons, all of which could negatively impact gross profit. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs fluctuate due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, due to increases in the cost of commodities, particularly resin. Fourth, we expect future demand for our products to continue to grow, however, higher relative sales of lower margin products, including the sale of dialyzers to Asahi, and certain pricing strategies would have a negative impact on gross profit as a percentage of revenues. Finally, changes in our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing and selling and marketing expenses as a percent of revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
System One segment	$8,502	20%	$8,353	21%
In-Center segment	1,310	7%	1,363	8%
Other	884	n/a	204	n/a

Total Selling and marketing	$10,696	17%	$9,920	17%

Selling and marketing expenses increased $0.8 million, or 8%, for the three months ended March 31, 2013 versus the prior year comparable period. Selling and marketing expenses for the System One segments increased in absolute dollars due to increased personnel and personnel-related costs and increased marketing costs but decreased as a percentage of revenues due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for our Other category relates primarily to personnel and personnel related costs related to business development activities, including our initiative to establish dialysis centers of excellence. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing and business development initiatives, including with respect to our centers of excellence initiative, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development and research and development expenses as percent of revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
Research and development	$5,108	8%	$3,897	7%

Research and development expenses increased $1.2 million, or 31%, for the three months ended March 31, 2013 versus the prior year comparable period and increased as a percentage of revenues. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution and distribution expenses as a percent of revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
System One segment	$4,328	10%	$4,002	10%
In-Center segment	580	3%	530	3%

Total Distribution	$4,908	8%	$4,532	8%

Distribution expenses increased $0.4 million, or 8%, for the three months ended March 31, 2013 versus the prior year comparable period, but remained consistent as a percentage of revenues. Distribution expenses for both the System One and In-Center segments increased in absolute dollars but remained consistent as a percentage of revenues. Increased costs due to higher volumes and expanded delivery services in the System One segment were offset by distribution network efficiencies. We expect that distribution expenses will increase at a rate consistent with revenues due to expanded delivery services partially offset by expected efficiencies and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative and general and administrative expenses as a percent of revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
General and administrative	$7,824	13%	$6,622	12%

General and administrative expenses increased $1.2 million, or 18%, for the three months ended March 31, 2013 versus the prior year comparable period. The increase in general and administrative expenses was primarily the result of the medical device excise tax assessed on nearly all of our products sold in the U.S, beginning in 2013, increased personnel and personnel-related costs and other related infrastructure costs. Over time we expect general and administrative expenses will decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

Other Expense

Interest expense decreased $1.0 million for the three months ended March 31, 2013 versus the prior year comparable period. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock. Interest expense ceased upon repayment.

The change in other income (expense), net during both periods is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, relates to the profitable operations of certain foreign subsidiaries. The reduction in the income tax provision primarily relates to a discrete benefit resulting from a foreign legislative change.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of March 31, 2013, our accumulated deficit was $350.0 million and we had cash and cash equivalents of $99.8 million, with nearly all of that cash located in the U.S., and working capital of $121.3 million.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long term goal of sustained positive cash flows from operating activities. We believe, based on current projections and the current nature of our business, that we have the resources required to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness in the System One, research and development activities to develop new products and enhance our existing products, and business development initiatives, including our centers of excellence initiative.

Our ongoing cash requirements include funding normal working capital requirements including inventory and field equipment assets. Field equipment assets include System One equipment rented to customers in the home market and our “service pool” of equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. While a majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements thereby reducing our working capital cash requirements, there can be no assurance that we will be able to continue to expand or sustain this level of equipment placements that are purchased rather than rented. Additionally, any excess rental or service swap equipment would increase our working capital requirements.

We have a $15.0 million revolving line of credit with Silicon Valley Bank that expires in March 2014. The line of credit imposes certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At March 31, 2013, we were in compliance with the covenants, there were no outstanding borrowings against the credit commitment, and we had $15.0 million of the credit commitment available for borrowing.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.9 million at March 31, 2013 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2013 or 2012.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(5,208)	$(1,408)
Net cash used in investing activities	(2,023)	(1,564)
Net cash provided by financing activities	731	2,115
Foreign exchange effect on cash and cash equivalents	(136)	213

Net cash flow	$(6,636)	$(644)

Net cash used in operating activities. Net cash used in operating activities increased by $3.8 million during the three months ended March 31, 2013, versus the prior year comparable period driven by higher working capital requirements including increased inventory requirements to support our new product offerings and higher accounts receivable due to timing of payments from our customers. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors. Deferred revenues decreased $1.9 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively, driven by an increase in amortization of deferred revenues into revenues of $0.2 million from $4.5 million during the three months ended March 31, 2012 to $4.7 million during the three months ended March 31, 2013 coupled with lower sales of new home equipment during 2013 compared to 2012 as a result of the timing of patient additions, efficiencies in our customers’ utilization of purchased equipment and the timing of conversion of rental equipment to sold equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $0.3 million during the three months ended March 31, 2013 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues decreased $0.4 million during the three months ended March 31, 2013 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize, consolidate and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $0.5 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the continued growth and product demand in both of our reportable segments.

Net cash provided by financing activities. During the three months ended March 31, 2013 and 2012 we received $0.7 million and $2.1 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans is subject to fluctuation based on the number of options exercises and, to a lesser extent, the weighted-average exercise price.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are described in Note 2 to the condensed consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2012 Form 10-K. During the three months ended March 31, 2013, there have been no material changes to our market risks or to our management of such risks.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 9, Commitments and Contingencies to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A. Risk Factors

In addition to the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, the following are some of the important factors that could materially and adversely affect our business, financial condition, results of operations and common stock price and cause our actual results to differ materially from those projected in any forward-looking statements.

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

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered more than three times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics are able to obtain reimbursement for additional dialysis treatments provided in excess of three times a week. A study presented by the UM-KECC at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home and/or more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented the new prospective payment system for dialysis treatment. Under the new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, or other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If more frequent therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients. Medicare has moved from using Fiscal Intermediaries to process Medicare claims to using Medicare Administrative Contractors and is further consolidating the jurisdictions covered by those contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, market adoption of our System One in the home market may be impaired. Based on an analysis of historical Medicare payment files by the UM-KECC, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from

Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only 3 of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home and/or more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

A stated goal of the new ESRD prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home and/or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

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

Beginning April 1, 2013, Medicare payments for all items and services, including dialysis services, were reduced by 2% under the automatic spending reductions (known as “sequestration”) required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”). The BCA imposes sequestration on most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012 to reduce federal deficits by $1.2 trillion over ten years. Under the BCA, cuts to Medicare payments or items and services are capped at 2% and will take effect on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect on April 1, 2013. These cuts adversely impact Medicare payment for all dialysis treatments and could affect adoption for home dialysis and/or more frequent hemodialysis.

We have a history of net losses and an accumulated deficit of $350 million at March 31, 2013. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At March 31, 2013, we had an accumulated deficit of approximately $350 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

Our customers in the System One and In-Center segments are highly consolidated with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the U.S. Collectively, these entities provide treatment to approximately two-thirds of U.S. dialysis patients, and this percentage may continue to grow with further market consolidation. For example, DaVita acquired DSI Renal, Inc. in September 2011 and Fresenius acquired Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage in February 2012. With less than one-third of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the U.S., would be more constrained without the presence of both DaVita and Fresenius as customers.

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a long-term preferred supplier agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Fresenius is our second largest customer in the System

One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our Amended and Restated National Service Provider Agreement with DaVita expires on June 30, 2013, which term will be automatically extended on a monthly basis thereafter unless terminated by either party. Our agreement with Fresenius, which was scheduled to terminate at the end of 2012, was automatically extended until the end of 2013. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ 2008K system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or which could be caused by our adoption of any new business development initiatives, such as the development of our dialysis centers of excellence, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three months ended March 31, 2013. Direct sales to DaVita represented 32% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our Amended and Restated National Service Provider Agreement with DaVita expires on June 30, 2013, which term will be automatically extended on a monthly basis thereafter unless terminated by either party. Our contract for needles with DaVita, which includes certain minimum order requirements, expired at the end of April 2013; however, the agreement contemplates ongoing sales of products after expiration. We continue to work with DaVita to enter into a new agreement with respect to needles and to extend the term of our agreement with respect to System One products, but there can be no assurance that we will renew or extend these agreements on similar terms, if at all. Our failure to renew our contract for needles, in particular, would adversely impact our In-Center revenues, at least in the near term. In June 2009, we entered into a five year distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. In December 2012, Baxter International, Inc. announced its intent to acquire Gambro by the first half of 2013. Our U.S. distribution agreement with Gambro continues through June 2014 and survives Gambro’s change of control. However, it is unclear what impact, if any, Baxter’s pending acquisition of Gambro may have with respect to this distribution relationship thereafter. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with our development of centers of excellence focused on the provision of home hemodialysis services.

In connection with our evaluation of growth opportunities for the Company, it is possible that we may in the future acquire or develop a new line of business or products. We made such a strategic acquisition in connection with our acquisition of Medisystems Corporation in 2007. More recently, we initiated activity to establish NxStage owned dialysis centers as part of our centers of excellence initiative. These centers are dialysis clinics focused on the provision of home dialysis services. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks any such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business, recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business. Failure to manage these risks in the development and implementation of new businesses or strategies successfully could materially and adversely affect our business, results of operations and financial condition.

We have a Loan and Security Agreement with Silicon Valley Bank the terms of which may restrict our current and future operations, and which could affect our ability to respond to changes in our business and to manage our operations.

We have an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit that expires in March 2014. The agreement is secured by all or substantially all of our assets. Borrowings under the agreement bear interest at prime with a floor of 3.25%. Pursuant to the agreement, we are subject to certain financial covenants relating to liquidity requirements and adjusted EBITDA. The agreement contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy.

As of the date hereof, we do not have an outstanding balance under the revolving line of credit. However, were we to draw on the line of credit, in the event we fail to satisfy our covenants, or otherwise go into default, Silicon Valley Bank has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness. Certain of these remedies would likely have a material adverse effect on our business.

We compete against other dialysis equipment manufacturers with much greater financial resources and established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products. Our competitors may also introduce new products or features that could impair the competitiveness of our own product portfolio.

Our System One is currently the only portable system specifically indicated for use in the home market in the U.S. However, there is one other product on the market with a home clearance, and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive to our System One in the home market. In 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. More recently, Fresenius announced that it is seeking clearance for its sorbent technology within the critical care setting. Fresenius is also seeking clearance for its Portable Artificial Kidney, or PAK, to market in the U.S. for in-center use with plans to later introduce the product in the home. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC for the development of a new home hemodialysis system. Baxter has commented that they have completed enrollment in one of the clinical studies intended to support FDA clearance of this system and are enrolling patients in a Canadian nocturnal clinical study to support CE marking in the EU. Baxter has indicated that it hopes to obtain CE mark for this system in the EU in 2013 and to file for regulatory approval in the U.S. in 2014 for a home hemodialysis nocturnal indication. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the home market, it could adversely affect our sales and growth. We are also unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

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

In recent years, there have been numerous initiatives on the federal and state levels, and in foreign countries, for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the U.S. and other countries. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose an excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the U.S. since the beginning of 2013. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. If significant reforms are made to the healthcare system in the U.S., or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

The governments of foreign countries are actively pursuing similar actions intended to reduce costs related to provision of healthcare. The results of these actions may also have a material adverse effect on our financial condition and results of operations.

As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.

As our business continues to grow, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Also, if demand for our products continues to grow we may not be able to increase our manufacturing capacity fast enough to meet customer demand.

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

We face risks associated with having international operations, and if we are unable to manage these risks effectively, our business could suffer.

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant among these risks are risks relating to foreign currency, in particular the Euro, Peso and Thai Baht. To mitigate our foreign currency exposure we engage in hedging transactions on Peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, the earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Although supply to our customers was not interrupted, there is no guarantee that we will not experience any future interruption in our ability to supply product at any of our facilities or third party facilities, or that any such interruptions will not increase our product costs or impair our product quality or reliability, at least in the near term. Our risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

We depend upon a number of single-source suppliers for certain of our raw materials, components and finished goods, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags, as well as sterilization services. Some of our most critical single-source supply relationships are with Membrana, Kawasumi and Laboratorios PiSA. Our dependence upon these and other single-source suppliers of raw materials, components, finished goods and sterilization services, as well as our dependence on our manufacturing facilities, exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic ESRD and who need access to the System One and related disposables to continue their therapy.

Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier or manufacturing location, any permanent or long-term disruption in supply from any single source supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, at least in the near term.

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

Laboratorios PiSA is our only supplier of premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2015, with opportunities to extend the term beyond that date. We have committed to purchase from Laboratorios PiSA a minimum quantity of premixed dialysate over the term of the agreement, which we believe is less than our anticipated requirements. While we can purchase premixed dialysate from other qualified suppliers, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would impair our business, at least in the near term.

We also have manufacturing facilities in Mexico, Germany and Italy. The loss of any of these facilities due to fire, natural disaster, war, strike, or other cause beyond our control could cause significant production delays, an inability to meet customer demand, and a substantial loss in revenues. We have also consolidated our blood tubing set manufacturing and the manufacturing and service of our System One equipment into a single facility in Tijuana, which has increased the risk associated with any loss or disruption at that facility.

Our In-Center segment relies heavily upon third-party distributors.

We sell the majority of our In-Center segment products through several distributors, which collectively account for substantially all of In-Center revenues, with Gambro and Henry Schein being our most significant distributors. In December 2012, Baxter announced its intent to acquire Gambro by the first half of 2013. Our distribution agreement with Henry Schein expires in April 2014, which term shall be automatically extended for additional one year periods until either party provides prior notice of its intent to terminate. Our distribution agreement with Gambro expires in June 2014. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

Unless we can demonstrate sufficient product differentiation in our In-Center segment products that we introduce in the future, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set or needle business to competitors in the dialysis industry.

Our blood tubing set and needle businesses have historically been commodities businesses. Our products continue to compete favorably in the dialysis blood tubing set and needle business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of the Streamline blood tubing set, MasterGuard needle, Buttonhole needle or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry. Our needle agreement with DaVita, under which DaVita had committed to purchase a significant percentage of its needle requirements from us, expired at the end of April 2013. If we are unable to negotiate an extension of this agreement, our needle sales will decline, at least in the near term.

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

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Foreign regulatory authorities impose similar obligations. The FDA enforces its QSRs through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. The FDA has inspected our Lawrence, Massachusetts facility and quality system multiple times. In our first inspection, one observation was made, but was rectified during the inspection, requiring no further response from us. Our subsequent inspections, including our most recent inspection in 2013, resulted in no inspectional observations. Medisystems has been inspected by the FDA on multiple occasions, and all inspections resulted in no action indicated. While all of our previous inspections have resulted in no significant observations, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities, or that future inspections would have the same result.

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

We have obligations to protect the privacy of patient health information.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing regulations, released in February 2013, require us to begin collecting certain data on payments and other transfers of value to physicians and teaching hospitals beginning in August 2013 for public reporting by March 31, 2014. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to government healthcare programs or other payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers and physicians concerning the benefits of more frequent therapy. Likewise, our financial relationships with customers, physicians, or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

Our wholly-owned subsidiary in Italy has a national labor contract with Contratto collettivo nazionale di lavoro per gli addetti all’industria della gomma cavi elettrici ed affini e all’industria delle materie plastiche, and our wholly-owned subsidiary in Mexico has entered into a collective bargaining agreement with a Union named Mexico Moderno de Trabajadores de la Baja California C.R.O.C. We have not to date experienced strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or in Italy, anti-union behavior, however we cannot guarantee that we will not be subject to such activity in the future. Any such activity would likely cause production delays and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer. Additionally, some of our key single source suppliers have labor agreements. We cannot guarantee that we will not have future disruptions, which could adversely affect our reputation and cause our business and operating results to suffer

We do not have long-term supply contracts with many of our third-party suppliers.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell a large number of shares of common stock, the market price of our common stock could decline significantly. We have 59.7 million shares of common stock outstanding as of March 31, 2013. Except where sales are made pursuant to an effective registration statement, shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding (approximately 0.6 million shares) or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. With the higher trading volumes we have recently observed in our stock, the number of shares that can be sold by our affiliates pursuant to Rule 144 is significantly above the 1% of shares outstanding limitation of Rule 144 as of the time of the filing of this report.

At March 31, 2013, subject to certain conditions, holders of an aggregate of approximately 5.4 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

As of March 31, 2013, 7.3 million shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan, outstanding stock options and unvested restricted stock. As of March 31, 2013, 5.4 million shares were subject to outstanding options, of which 3.9 million were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

Warrants held by certain investors in our 2008 private placement could result in the issuance of up to 1.3 million additional shares of common stock. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

Item 6. Exhibits

Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Robert S. Brown
Robert S. Brown

Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

May 2, 2013