Form 10-Q
period 2013-06-30
NxStage Medical, Inc.
filed 2013-07-25
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 60,622,269 shares of the registrant’s common stock outstanding as of the close of business on July 18, 2013.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$94,297	$106,439
Accounts receivable, net	20,835	18,990
Inventory	39,349	33,504
Prepaid expenses and other current assets	4,966	2,534

Total current assets	159,447	161,467
Property and equipment, net	42,470	36,320
Field equipment, net	13,082	10,101
Deferred cost of revenues	34,305	38,028
Intangible assets, net	18,587	19,819
Goodwill	42,313	42,421
Other assets	2,241	3,793

Total assets	$312,445	$311,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,503	$16,645
Accrued expenses	22,015	20,400
Other current liabilities	2,443	2,187

Total current liabilities	42,961	39,232
Deferred revenues	53,401	59,262
Other long-term liabilities	19,434	15,864

Total liabilities	115,796	114,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 61,149,562 and 59,850,117 shares issued as of June 30, 2013 and December 31, 2012, respectively	61	59
Additional paid-in capital	560,020	551,594
Accumulated deficit	(353,380)	(344,981)
Accumulated other comprehensive (loss) income	(89)	470
Treasury stock, at cost: 575,895 and 541,584 shares as of June 30, 2013 and December 31, 2012, respectively	(9,963)	(9,551)

Total stockholders’ equity	196,649	197,591

Total liabilities and stockholders’ equity	$312,445	$311,949

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$65,462	$59,009	$127,106	$115,960
Cost of revenues	40,375	36,620	78,019	72,259

Gross profit	25,087	22,389	49,087	43,701

Operating expenses:
Selling and marketing	11,716	9,918	22,412	19,838
Research and development	4,366	4,250	9,474	8,147
Distribution	5,037	4,582	9,945	9,114
General and administrative	8,239	6,930	16,063	13,552

Total operating expenses	29,358	25,680	57,894	50,651

Loss from operations	(4,271)	(3,291)	(8,807)	(6,950)

Other expense:
Interest expense	(150)	(1,456)	(300)	(2,649)
Other expense, net	(10)	(79)	(186)	(131)

	(160)	(1,535)	(486)	(2,780)

Net loss before income taxes	(4,431)	(4,826)	(9,293)	(9,730)
(Benefit from) provision for income taxes	(1,026)	237	(894)	477

Net loss	$(3,405)	$(5,063)	$(8,399)	$(10,207)

Net loss per share, basic and diluted	$(0.06)	$(0.09)	$(0.14)	$(0.18)

Weighted-average shares outstanding, basic and diluted	60,036	57,733	59,706	55,319

Other comprehensive loss	(704)	(297)	(559)	(124)

Total comprehensive loss	$(4,109)	$(5,360)	$(8,958)	$(10,331)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,399)	$(10,207)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,259	11,580
Stock-based compensation	5,435	6,252
Other	1,226	2,345
Changes in operating assets and liabilities:
Accounts receivable	(1,853)	(1,851)
Inventory	(12,067)	(7,809)
Prepaid expenses and other assets	(2,584)	(170)
Accounts payable	1,955	(946)
Accrued expenses and other liabilities	(1,565)	3,038
Deferred revenues	(4,439)	(1,346)

Net cash (used in) provided by operating activities	(10,032)	886

Cash flows from investing activities:
Purchases of property and equipment	(5,368)	(3,953)

Net cash used in investing activities	(5,368)	(3,953)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	2,257	3,656
Purchase of treasury stock	—	(522)
Proceeds from the issuance of debt	1,136	—

Net cash provided by financing activities	3,393	3,134

Foreign exchange effect on cash and cash equivalents	(135)	(117)

Decrease in cash and cash equivalents	(12,142)	(50)
Cash and cash equivalents, beginning of period	106,439	102,909

Cash and cash equivalents, end of period	$94,297	$102,859

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is also CE marked in the European Union, or EU, for treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets. These products are also CE marked in the EU. We believe our largest product market opportunity is for our System One used in the home dialysis market for the treatment of ESRD.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2012 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2012 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 19% of accounts receivable at June 30, 2013, and two customers represented 16% and 12% of accounts receivable at December 31, 2012.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2012	$324
Provision	225
Usage	(243)

Balance at June 30, 2013	$306

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

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2013	December 31, 2012
Purchased components	$14,230	$16,322
Work in process	13,914	8,390
Finished goods	11,205	8,792

Total	$39,349	$33,504

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $19.2 million and $17.3 million at June 30, 2013 and December 31, 2012, respectively. Accumulated depreciation on field equipment was $35.2 million and $33.8 million at June 30, 2013 and December 31, 2012, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $16.1 million and $14.7 million at June 30, 2013 and December 31, 2012, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2013
	2013	2012	2013	2012
Options to purchase common stock	1,073	1,746	1,030	1,958
Unvested restricted stock	133	252	126	265
Warrants to purchase common stock	93	957	93	992

Total	1,299	2,955	1,249	3,215

7.	Accrued expenses

The components of accrued expenses are as follows (in thousands):

	June 30, 2013	December 31, 2012
Payroll, compensation and related benefits	$7,544	$8,320
Distribution expenses	3,389	3,175
Payable to Seller	2,736	—
General and administrative expenses	2,534	2,337
Accrued taxes	824	2,475
Other	4,988	4,093

Total	$22,015	$20,400

8.	Debt

We entered into two euro denominated mortgages collateralized by a manufacturing facility in Italy that we acquired in May 2013. The first mortgage is in the principal amount of $0.6 million, subject to an annual interest rate of 6.0%, and payable quarterly over a 10 year period. The second mortgage is in the principal amount of $0.5 million, subject to an annual interest rate of 2.0%, and payable biannually over a 10 year period.

9.	Segment Disclosures

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

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., or Asahi, (2) certain business development activities, including our continuing work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

The accounting policies of our reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our 2012 Form 10-K. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Total
Three Months Ended June 30, 2013
Revenues from external customers	$43,497	$21,238	$727	$65,462
Segment profit (loss)	5,613	4,298	(14,182)	(4,271)
Depreciation and amortization	4,506	337	1,336	6,179

Three Months Ended June 30, 2012
Revenues from external customers	$40,064	$18,229	$716	$59,009
Segment profit (loss)	6,132	2,133	(11,556)	(3,291)
Depreciation and amortization	4,572	340	948	5,860

Six Months Ended June 30, 2013
Revenues from external customers	$85,666	$39,938	$1,502	$127,106
Segment profit (loss)	12,126	7,736	(28,669)	(8,807)
Depreciation and amortization	8,929	682	2,648	12,259

Six Months Ended June 30, 2012
Revenues from external customers	$79,404	$35,840	$716	$115,960
Segment profit (loss)	11,386	3,943	(22,279)	(6,950)
Depreciation and amortization	9,021	707	1,852	11,580

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually comprise greater than 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30, 2013
	2013	2012	2013	2012
Customer A	21%	20%	22%	21%
Customer B	11%	10%	10%	10%
Customer C	11%	11%	12%	12%
Customer D	13%	12%	13%	12%

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

Other significant commitments and contingencies at June 30, 2013 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2012 Form 10-K.

11.	Income Taxes

We recognized a net benefit from income taxes of $1.0 million and $0.9 million during the three and six months ended June 30, 2013, respectively, compared to a provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively. We recorded income tax expense during both 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit.

During the second quarter of 2013 we concluded a foreign income tax audit which resulted in the recognition of a $1.2 million income tax benefit. While we had a gross reserve for unrecognized tax benefits of $1.5 million as of December 31, 2012, we have no reserve for unrecognized tax benefits as of June 30, 2013.

12.	Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$234	$313	$555	$645
Selling and marketing	1,062	1,139	1,761	2,399
Research and development	438	347	885	749
General and administrative	1,055	1,254	2,234	2,459

Total	$2,789	$3,053	$5,435	$6,252

Stock Options and Restricted Stock Units

The Company granted options to purchase 158,545 and 128,669 shares of common stock during the three months ended June 30, 2013 and 2012, respectively, and 991,282 and 396,482 shares of common stock during the six months ended June 30, 2013 and 2012, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2013 and 2012 was $6.18 and $9.57 per option, respectively.

The Company awarded 30,990 and 29,580 restricted stock units during the three months ended June 30, 2013 and 2012, respectively, and 227,765 and 123,381 restricted stock units during the six months ended June 30, 2013 and 2012, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2013 and 2012 was $11.44 and $18.21 per unit, respectively.

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

We received 34,311 and 32,310 shares of common stock that were surrendered in payment for the exercise of stock options through the six months ended June 30, 2013 and 2012, respectively.

14.	Business Combination

On April 2, 2013, we acquired substantially all of the System One assets of Kimal PLC, or Kimal, a distributor of our products in the United Kingdom. The aggregate purchase price is estimated at $3.9 million. The acquisition is consistent with our move to a direct sales model in the United Kingdom.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations. Our financial statements include the results of operations of Kimal subsequent to the acquisition date. We have not provided pro forma financial information for this acquisition given its results are not material to our consolidated financial statements. Transaction costs associated with this acquisition were expensed as incurred and are not material for the three or six month periods ended June 30, 2013.

The purchase price includes an initial cash payment of $2.2 million paid in July 2013, the forgiveness of a capital lease liability due from Kimal of $1.4 million, up to $0.7 million in deferred payments payable within 12 months of the acquisition date subject to certain post-closing conditions and the reclassification of deferred revenues of $0.3 million, net of related deferred cost of revenues, associated with sales of equipment to Kimal prior to January 1, 2011.

The following is a summary of the purchase price as of April 2, 2013, the date of acquisition (in thousands):

Payable to Seller	$2,181
Fair value of lease liability forgiven	1,447
Fair value of contingent consideration	540
Other	(307)

Total Purchase Price	$3,861

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired at April 2, 2013, the date of acquisition (in thousands):

Assets purchased:
Inventory	$523
Field Equipment	3,168
Customer relationships	170

Assets acquired	$3,861

The fair value of inventory and field equipment noted above approximate their net book value at the time of acquisition. The $0.2 million of customer relationships was valued using the multi-period excess-earnings method, a form of the income approach, using certain significant unobservable inputs, namely, a discount rate of 11.5% and growth rates. The preliminary purchase price allocation is subject to adjustment based on a final valuations of assets purchased.

15.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $9.0 million. The fair value of these contracts at June 30, 2013 included an asset of $0.1 million and a liability of $0.2 million recorded on the balance sheet in prepaid expenses and other current assets and accrued expenses, respectively. As of December 31, 2012, the notional amount of our outstanding contracts that were designated as cash flow hedges was approximately $7.8 million. The fair value of these contracts at December 31, 2012 was an asset of $0.4 million recorded on the balance sheet in prepaid expenses and other current assets. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the six months ended June 30, 2013 or 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2013
Foreign exchange forward contracts	$(410)	$288	Cost of revenues
Six Months Ended June 30, 2013
Foreign exchange forward contracts	$155	$640	Cost of revenues

16.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	155	(74)	81
Gain reclassified to earnings (1)	(640)	—	(640)

Total other comprehensive income (loss)	(485)	(74)	(559)

Balance as of June 30, 2013	$(96)	$7	$(89)

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

17.	Fair Value Measurements

We have certain financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis recorded in our condensed consolidated balance sheets. The fair value measurements used are based on quoted prices, when available, or through the use of alternative approaches. The inputs used to determine fair value have been classified as Level 1, 2 or 3. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our contingent consideration liability relates to deferred payments in connection with our acquisition of substantially all of the System One assets of Kimal on April 2, 2013. We recognized a liability equal to the fair value of the contingent payment we expect to make as of the acquisition date and re-measure this liability each reporting period with changes in the fair value recorded in earnings. There were no significant changes in our contingent consideration liability during the three months ended June 30, 2013. The liability recorded at acquisition and at June 30, 2013 was measured using probability weighted discounted cash flow method and includes certain significant unobservable inputs, namely, a discount rate of 11.5% and growth rates.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the six months ended June 30, 2013.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$82,278	$—	$—	$82,278
Foreign exchange forward contracts (2)	—	116	—	116
Liabilities
Foreign exchange forward contracts (2)	$—	$204	$—	$204
Contingent consideration liability (3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

Assets measured at fair value on a non-recurring basis in the current period include the assets acquired in a business combination, as described in Note 14.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

18.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$5,140	$5,032
Transfers from field equipment to deferred cost of revenues	3,217	5,202
Payment of corporate bonus in common stock	1,034	878
Market value of shares received in payment for exercise of stock options	412	513
Construction-in-process financed by construction liability	2,604	5,498
Payment of Asahi debt through the issuance of equity	—	45,219
Leasehold improvements paid by the landlord	—	4,300
Property and equipment acquired under capital lease	745	—
Acquisition of business	3,861	—
Deferred revenues and deferred costs related to acquiree recorded as a reduction of the assets acquired	335	—

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: our market opportunity and the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general and the home dialysis market in particular; access to home or more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; the results and timing of clinical studies and plans for regulatory submissions; sales to our key customers, including

DaVita HealthCare Partners Inc., or DaVita, and Fresenius Medical Care, or Fresenius; the adequacy of our funding; expectations with respect to future demand for our products and revenue growth; the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues; our manufacturing operations and supply chain; our initiative to establish our dialysis centers of excellence; expectations with respect to our operating expenses and working capital requirements; changes with respect to our expenses as a percentage of revenues; proposed reduction in the base payment rate under the ESRD prospective payment system; achieving our business plan; the impact of global economic conditions; expectations with respect to achieving positive operating margins, positive cash flows and profitable operations; volatility of our stock price; product cost reduction plans; expectations with respect to achieving improvements in product reliability; the impact of our acquisition of Kimal’s System One assets; our ability to withstand supply chain disruptions; anticipated requirements for premixed dialysate; and expectations with respect to our litigation with Gambro Renal Products, Inc. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is also CE marked in the EU for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the FDA for home hemodialysis as well as TPE in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of ESRD. These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets. These products are also CE marked in the EU. We believe our largest product market opportunity is for our System One used in the home dialysis market for the treatment of ESRD.

We have two reportable business segments: System One and In-Center.

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment.

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., or Asahi, (2) certain business development activities, including our continuing work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapies, including home hemodialysis, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 32% and 30% of our System One segment revenues for both the three and six months ended June 30, 2013 and 2012, respectively. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 20% and 17% of our System One segment revenues for both the three and six months ended June 30, 2013 and 2012, respectively. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish dialysis centers of excellence, our business could be negatively affected.

On May 15, 2013, we entered into a Second Amended and Restated National Service Provider Agreement (“HHD Agreement”) with DaVita. The HHD Agreement is effective as of March 1, 2013 and covers use of our products for home hemodialysis in the U.S. by DaVita. The HHD Agreement continues, in all material respects, the terms of our First Amended and Restated National Service Provider Agreement with DaVita dated July 22, 2010 with pricing for our products subject to System One home patient growth targets, except that no warrants for our common shares will be issued as part of the HHD Agreement. The term of the HHD Agreement extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro and Henry Schein. Revenues from Gambro represented 34% and 36% of our In-Center segment revenues for the three months ended June 30, 2013 and 2012, respectively, and represented 39% and 40% of our In-Center segment revenues for the six months ended June 30, 2013 and 2012, respectively. Revenues from Henry Schein represented 35% and 33% of our In-Center segment revenues for the three months ended June 30, 2013 and 2012, respectively, and 33% and 32% of our In-Center segment revenues for the six months ended June 30, 2013 and 2012, respectively.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2013 and 2012. DaVita has had purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us extends through at least December 31, 2014, although DaVita may by October 31, 2013 elect to extend the agreement to December 31, 2015. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. In December 2012, Baxter International, Inc., or Baxter, announced that it had entered into a definitive agreement to acquire Gambro. Our distribution agreement with Gambro, which expires in June 2014, survives a Gambro change of control.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of June 30, 2013, we had $2.0 million and $2.0 million reserved against trade accounts receivable for future rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $1.3 million and $1.3 million during the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $2.6 million during the six months ended June 30, 2013 and 2012, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $1.8 million and $1.9 million during the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $3.2 million during the six months ended June 30, 2013 and 2012, respectively, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

During the three months ended June 30, 2013, we grew our revenues by 11% over the prior year comparable period to $65.5 million and during the six months ended June 30, 2013 we grew our revenues by 10% to $127.1 million with growth occurring in all markets. We expect to see continued growth particularly in our System One segment revenues as we expand the number of patients prescribed to use and centers offering the System One through existing relationships with service providers, including DaVita and Fresenius, coupled with the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy.

Gross profit as a percentage of revenues increased to 39% during the six months ended June 30, 2013 compared to 38% during the prior year comparable period. The improvement in gross profit as a percentage of revenues was mainly attributable to lower product costs, including the nonrecurrence of costs incurred during 2012 related to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant, and favorable product mix with higher relative sales of higher margin products partially offset by increased start-up costs related to the new dialyzer plant in Germany which we began to operate in the fourth quarter of 2012. While we expect to continue to improve gross profit as a percentage of revenues for our System One and In-Center segments as a result of various initiatives, including the expansion and rationalization of our manufacturing network, these improvements will continue to be offset in the near-term by associated start-up costs and will be impacted by fluctuations in foreign exchange rates.

We remain focused on growing the business and improving our operating performance. In addition to the revenue growth initiatives described above, we continue to work to reduce our manufacturing costs, leverage our operating structure and invest in our marketing and business development initiatives, including our initiative establishing centers of excellence.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Revenues

Our revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
System One segment
Home	$32,671	50%	$30,693	52%	$64,130	51%	$60,246	52%
Critical Care	10,826	17%	9,371	16%	21,536	17%	19,158	16%

Total System One segment	43,497	67%	40,064	68%	85,666	68%	79,404	68%
In-Center segment	21,238	32%	18,229	31%	39,938	31%	35,840	31%
Other	727	1%	716	1%	1,502	1%	716	1%

Total	$65,462	100%	$59,009	100%	$127,106	100%	$115,960	100%

In the home market, revenues increased $2.0 million, or 6%, and $3.9 million, or 6%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use and centers offering the System One, partially offset by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period. These results also reflect a one-time reduction in revenue due to the transition of our UK business to a direct sales model from a distributor relationship in the first quarter of 2013. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius, and through our marketing efforts. Critical care market revenues increased 16% during the three months ended June 30, 2013 and 12% during the six months ended June 30, 2012 versus the prior year comparable periods driven by higher sales of System One disposables and equipment. Sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, expand internationally, and leverage the annuity nature of our business. However, this revenue growth will be slightly offset on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period. Furthermore, the U.S. dialysis market is highly consolidated with DaVita and Fresenius providing treatment to approximately two-thirds of U.S. dialysis patients. Our customers in the U.S. home market have a range of treatment options available, including traditional in-center dialysis and peritoneal dialysis. Convincing our customers, in particular DaVita and Fresenius, to make investments in their training infrastructure to expand their offering of home hemodialysis using our System One will be important to continuing our revenue growth in the future. If the purchasing patterns of DaVita or Fresenius adversely change, including in response to our initiative to establish dialysis centers of excellence, our business would be negatively affected, at least in the near term. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our distributors.

In-Center segment revenues increased $3.0 million, or 17%, and $4.1 million, or 11%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods. The increase in revenues was driven by increased end user demand and fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. Future revenues may continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three and six months ended June 30, 2013 and 2012 relates to dialyzers sold to Asahi.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
System One segment	$19,367	45%	$18,353	46%	$38,710	45%	$35,962	45%
In-Center segment	6,244	29%	4,058	22%	11,572	29%	7,761	22%

Subtotal	25,611	40%	22,411	38%	50,282	40%	43,723	38%
Other	(524)	n/a	(22)	n/a	(1,195)	n/a	(22)	n/a

Gross profit	$25,087	38%	$22,389	38%	$49,087	39%	$43,701	38%

Gross profit increased $2.7 million, or 12%, and $5.4 million, or 12%, and increased as an overall percentage of revenue for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods, driven primarily by the In Center segment.

Gross profit for the System One segment increased $1.0 million, or 6%, and $2.7 million, or 8%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods, due to increased revenues. Gross profit for the System One segment for both the three and six months ended June 30, 2013 was negatively impacted by costs associated with the start-up of the new dialyzer plant in Germany.

Gross profit for the In-Center segment increased $2.2 million, or 54%, and $3.8 million, or 49%, and increased as an overall percentage of revenues for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods, due to lower product manufacturing costs, including the nonrecurrence of costs incurred during 2012 associated with the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes.

We expect gross profit as a percentage of revenues for our System One and In Center segments will improve in the long-term as we work to lower costs in three general areas. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. Our cost reduction plans and potential improvements in our gross profit as a percentage of revenues may be offset in the near-term due to five general factors. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs fluctuate due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, particularly resin. Fourth, higher relative sales of lower margin products and certain pricing strategies could have a negative impact on gross profit as a percentage of revenues. Finally, changes in our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing and selling and marketing expenses as a percent of revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
System One segment	$9,368	22%	$8,272	21%	$17,870	21%	$16,625	21%
In-Center segment	1,295	6%	1,292	7%	2,605	7%	2,655	7%
Other	1,053	n/a	354	n/a	1,937	n/a	558	n/a

Total Selling and marketing	$11,716	18%	$9,918	17%	$22,412	18%	$19,838	17%

Selling and marketing expenses increased $1.8 million, or 18%, and $2.6 million, or 13%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods. Selling and marketing expenses for the System One segments increased due to increased personnel and personnel-related costs and increased marketing costs. Selling and marketing expenses for our Other category relates to personnel and personnel-related costs related to business development activities, including our initiative establishing dialysis centers of excellence. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing and business development initiatives, including with respect to our centers of excellence initiative, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development and research and development expenses as percent of revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Research and development	$4,366	7%	$4,250	7%	$9,474	7%	$8,147	7%

Research and development expenses increased $0.1 million, or 3%, and $1.3 million, or 16%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending partially offset by the recognition of $0.6 million during the second quarter of 2013 of a tax incentive received from the Massachusetts Life Sciences Center. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution and distribution expenses as a percent of revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
System One segment	$4,386	10%	$3,949	10%	$8,714	10%	$7,951	10%
In-Center segment	651	3%	633	3%	1,231	3%	1,163	3%

Total Distribution	$5,037	8%	$4,582	8%	$9,945	8%	$9,114	8%

Distribution expenses increased $0.5 million, or 10%, for the three months ended June 30, 2013 and $0.8 million, or 9%, for the six months ended June 30, 2013 versus the prior year comparable periods, but remained consistent as a percentage of revenues. Increased costs due to higher volumes and expanded delivery services in the System One segment were offset by distribution network efficiencies. We expect that distribution expenses will increase at a rate consistent with revenues due to expanded delivery services partially offset by expected efficiencies and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative and general and administrative expenses as a percent of revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
General and administrative	$8,239	13%	$6,930	12%	$16,063	13%	$13,552	12%

General and administrative expenses increased $1.3 million, or 19%, and $2.5 million, or 19%, for the three and six months ended June 30, 2013, respectively, versus the prior year comparable periods. The increase in general and administrative expenses was primarily the result of the medical device excise tax assessed on nearly all of our products sold in the U.S, beginning in 2013, coupled with increased personnel and personnel-related costs and other related infrastructure costs. Over time we expect general and administrative expenses will decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

Other Expense

Interest expense decreased $1.3 million and $2.3 million for the three and six months ended June 30, 2013 versus the prior year comparable periods. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock. Interest expense ceased upon repayment.

The change in other expense, net during both periods is derived primarily by foreign currency gains and losses.

(Benefit from) Provision for Income Taxes

We recognized a net benefit from income taxes of $1.0 million and $0.9 million during the three and six months ended June 30, 2013, respectively, compared to a provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively. We recorded income tax expense during both 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the recognition of a $1.2 million income tax benefit resulting from the favorable conclusion of a foreign income tax audit.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of June 30, 2013, our accumulated deficit was $353.4 million and we had cash and cash equivalents of $94.3 million, with nearly all of that cash located in the U.S., and working capital of $116.5 million.

Over the past several years, we have improved our cash flows from operating activities and continue to work towards our long term goal of sustained positive cash flows from operating activities. We believe, based on current projections and the current nature of our business, that we have the resources required to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness in the System One, research and development activities to develop new products and enhance our existing products, and business development initiatives, including our initiative establishing dialysis centers of excellence.

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

We have a $15.0 million revolving line of credit with Silicon Valley Bank that expires in March 2014. The line of credit imposes certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At June 30, 2013, we were in compliance with the covenants, there were no outstanding borrowings against the credit commitment, and we had $15.0 million of the credit commitment available for borrowing.

We entered into two mortgages collateralized by a manufacturing facility in Italy that we acquired in May 2013 totaling $1.1 million with interest rates of 6.0% and 2.0% payable over a 10 year period.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.0 million at June 30, 2013 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2013 or 2012.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(10,032)	$886
Net cash used in investing activities	(5,368)	(3,953)
Net cash provided by financing activities	3,393	3,134
Foreign exchange effect on cash and cash equivalents	(135)	(117)

Net cash flow	$(12,142)	$(50)

Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities decreased by $10.9 million during the six months ended June 30, 2013, versus the prior year comparable period driven by higher working capital requirements including increased inventory requirements to support our new product offerings. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Deferred revenues decreased $4.4 million and $1.3 million during the six months ended June 30, 2013 and 2012, respectively, driven by an increase in amortization of deferred revenues into revenues of $0.2 million from $9.1 million during the six months ended June 30, 2012 to $9.3 million during the six months ended June 30, 2013 coupled with lower sales of new home equipment during 2013 compared to 2012 as a result of the timing of patient additions, efficiencies in our customers’ utilization of purchased equipment and the timing of conversion of rental equipment to sold equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $0.1 million during the six months ended June 30, 2013 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues decreased $2.0 million during the six months ended June 30, 2013 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize, consolidate and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $1.4 million in purchases of property and equipment was driven by our acquisition of a manufacturing facility in Italy coupled with capital improvements to and expansion of certain of our manufacturing facilities to accommodate the continued growth and product demand in both of our reportable segments.

Net cash provided by financing activities. During the six months ended June 30, 2013 and 2012 we received $2.3 million and $3.7 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans is subject to fluctuation based on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Additionally, cash provided from the issuance of debt during the six months ended June 30, 2013 reflects financing the acquisition of a manufacturing facility in Italy. Cash inflows during the six months ended June 30, 2012 were reduced by $0.5 million of cash used to repurchase shares of our common stock that were surrendered by Asahi to satisfy the required minimum withholding taxes due when we repaid our term loan with Asahi through the issuance of shares of our common stock.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are described in Note 2 to the condensed consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2012 Form 10-K. During the six months ended June 30, 2013, there have been no material changes to our market risks or to our management of such risks.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that in 2013 and in the foreseeable future, we are likely to derive a significant percentage of our revenues from the System One, and that we will derive the remainder of our revenues from the sale of a few key disposable products, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted.

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

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered more than three times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics obtain reimbursement for additional dialysis treatments provided in excess of three times a week. A study presented by the UM-KECC at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home and/or more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement leads to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

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

As part of the American Taxpayer Relief Act of 2012 Congress delayed CMS’s plan to expand the prospective payment system’s single bundled payment to include oral medications until 2016 and further instructed CMS to recalculate the base payment rate under the ESRD PPS for services furnished on or after January 1, 2014, to account for changes in utilization of renal dialysis drugs since the ESRD PPS was implemented. As a result of this statute, CMS has released a proposed rule calling for a 9.4% reduction to the base payment rate for 2014. This proposed rule is subject to public comments; it is uncertain what the final reduction will be and whether this reduction will be implemented in 2014 or phased in over time. The Final rule will likely be published later in 2013. This change could affect the adoption of home and/or more frequent hemodialysis in the future.

Beginning April 1, 2013, Medicare payments for all items and services, including dialysis services, were reduced by 2% under the automatic spending reductions (known as “sequestration”) required by U.S. federal legislation. These cuts adversely impact Medicare payment for all dialysis treatments and could affect adoption for home dialysis and/or more frequent hemodialysis.

We have a history of net losses and an accumulated deficit of $353 million at June 30, 2013. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At June 30, 2013, we had an accumulated deficit of approximately $353 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

Our customers in the System One and In-Center segments are highly consolidated with concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis clinics in the U.S. Collectively, these entities provide treatment to approximately two-thirds of U.S. dialysis patients, and this percentage may continue to grow with further market consolidation. For example, DaVita acquired DSI Renal, Inc. in September 2011 and Fresenius acquired Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage, in February 2012. With less than one-third of United States dialysis patients cared for by independent dialysis clinics, our market adoption, at least within the U.S., would be more constrained without the presence of both DaVita and Fresenius as customers.

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a product supply agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Fresenius is our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2013, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ 2008K system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or which could be caused by our adoption of any new business development initiatives, such as the development of our dialysis centers of excellence, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three months ended June 30, 2013. Direct sales to DaVita represented 32% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015 and our needle purchase agreement with DaVita extends through at least the end of 2014, although DaVita may elect to extend our needle purchase agreement through the end of 2015.

We have a distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. In December 2012, Baxter International, Inc. announced its intent to acquire Gambro. Our U.S. distribution agreement with Gambro continues through June 2014 and survives Gambro’s change of control. However, it is unclear what impact, if any, Baxter’s pending acquisition of Gambro may have with respect to this distribution relationship thereafter. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with our development of centers of excellence focused on the provision of home hemodialysis services.

In connection with our evaluation of growth opportunities, it is possible that we may in the future acquire or develop a new line of business or products. For example, we recently began establishing NxStage owned dialysis centers as part of our centers of excellence initiative. These centers are dialysis clinics focused on the provision of home dialysis services. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks any such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business, recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business. Failure to manage these risks in the development and implementation of new businesses or strategies successfully could materially and adversely affect our business, results of operations and financial condition.

Our centers of excellence initiative will introduce significant new risks to our business.

Our initiative establishing centers of excellence, which are dialysis clinics focused on the provision of home therapies, will require that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our centers of excellence will be subject to extensive government regulations, including Medicare and Medicaid payment rules, anti-kickback laws, prohibitions on payments intended to influence the referral of health care business, antitrust laws, prohibitions on submitting false claims for government reimbursement, laws regarding the use and disclosure of patient health information, and laws regarding the storage and administration of pharmaceuticals. Violations of such governmental regulations may be punishable by criminal and civil sanctions against us, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have submitted improper claims for reimbursement to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

Our System One is currently the only portable system specifically indicated for use in the home market in the U.S. However, there is one other product on the market with a home clearance, and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive to our System One in the home market. In 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. More recently, Fresenius announced that it is seeking clearance for its sorbent technology within the critical care setting. Fresenius is also seeking clearance for its Portable Artificial Kidney, or PAK, to market in the U.S. for in-center use. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC for the development of a new home hemodialysis system. Baxter has commented that they have completed two clinical studies intended to support CE marking for this system in the EU later in 2013. Baxter has indicated that it hopes to file for regulatory approval in the U.S. in 2014 for a home hemodialysis nocturnal indication. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but if additional viable products are introduced to the home market, it could adversely affect our sales and growth. We are also unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

Our System One in the critical care market competes against Gambro, of which Baxter recently announced its intent to acquire, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS CO., LTD and others.

Our competitors in each of our markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, including through Baxter’s anticipated acquisition of Gambro, may exacerbate these risks.

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

Global macro-economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center market will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which can negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Care Act (Pub. L. No. 111-148) and the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152). Among other initiatives, these laws impose an excise tax on domestic sales of certain medical devices after December 31, 2012. This legislation also applies a productivity adjustment to the Medicare payment rates for dialysis facilities that could cause variable annual decreases in annual adjustments to payment rates as of 2012. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the U.S. since the beginning of 2013. The productivity adjustments may impact our revenues when the amount of the adjustments is announced, however, we cannot predict with any certainty the effect such legislation will have on us. Additional healthcare reforms in the U.S. may have a material adverse effect on our financial condition and results of operations.

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

We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could also lead us to incur additional costs in the near-term, which would negatively impact our gross profits in the near-term.

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

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims, however, may be brought against us that result in court judgments or settlements that exceed the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance.

We face risks associated with having international operations, and if we are unable to manage these risks effectively, our business could suffer.

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the Euro, Peso, Yen and Thai Baht. To mitigate our foreign currency exposure we engage in hedging transactions on Peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations, we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increased compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. For example, the earthquakes experienced in northern Italy during the second quarter of 2012 resulted in the temporary suspension of manufacturing within our facility in Italy. Although supply to our customers was not interrupted in that instance, future events may disrupt the supply of products at any of our facilities or third party facilities, increase our product costs, and impair our product quality or reliability, at least in the near term. Our risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

Kawasumi is our only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2017, with opportunities to extend the term beyond that date. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the near-term. However, any significant interruption in Kawasumi’s ability to supply products to us would impair our business, at least in the near term.

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

We sell the majority of our In-Center segment products through several distributors, which collectively account for substantially all of In-Center revenues, with Gambro and Henry Schein being our most significant distributors. In December 2012, Baxter announced its intent to acquire Gambro. Our U.S. distribution agreement with Gambro continues through June 2014 and survives Gambro’s change of control. However, it is unclear what impact, if any, Baxter’s pending acquisition of Gambro may have with respect to this distribution relationship thereafter. Our distribution agreement with Henry Schein expires in April 2014, which term shall be automatically extended for additional one year periods until either party provides prior notice of its intent to terminate. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

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

Our products are medical devices subject to extensive regulation in the U.S. To market a medical device in the U.S., approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved IDE study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study; nevertheless, in 2011, the FDA notified us that their standards for what will be required for a home nocturnal clearance may change from what was required in our approved IDE. As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our IDE study designed to support a nocturnal indication for the System One. We have re-started the trial. After completion of the trial, we will be resubmitting an application for a home nocturnal clearance. We cannot be certain when this clearance will be obtained. We also cannot provide assurance of when this or other clearances or approvals might be issued, if at all. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. Any changes in regulatory policies could have an adverse effect on our ability to sell and promote our products and our business as a whole.

The regulatory approval process in foreign markets may differ significantly from the FDA clearance process. For example, in the EU, manufacturers of medical devices are required to demonstrate compliance of their medical devices with the essential requirements provided in the medical devices directives and related guidance. Although conformity assessment procedures are conducted by notified bodies, the decision to affix the CE mark to a medical device and related responsibility and liability for devices marketed in the EU remains with the manufacturer of the devices. Although we take all available measures to ensure compliance with applicable regulatory obligations in the EU extensive forthcoming revisions to current EU medical device legislation may impose additional obligations. We cannot provide assurance that we will be able to comply with any such new obligations imposed on medical devices currently on the EU market within the deadlines imposed by the new legislation. New obligations may also adversely affect our ability to introduce new products onto the EU market in a timely manner. In certain foreign markets, some of our products may be classified as drugs rather than medical devices, requiring that we demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay our entry into such markets.

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

Any substantial changes to a CE marked device may require further conformity assessment of the device by a notified body before the modified device is introduced onto the EU market. “Substantial changes” include the introduction of a new intended purpose for the device, a change in its design or a change in the device quality management system. There is limited guidance to assist us in determining whether a change that we make to a device should be considered substantial. However, as the manufacturer of the medical device we have sole responsibility for determining whether the change constitutes a substantial change. There is a risk that the competent authorities of the EU Member States or our notified body may disagree with our assessment of the changes introduced to our products. The competent authorities of the EU Member States or our notified body may also come to a different conclusion than the FDA concerning any change made to our products. Delays in conduct of any conformity assessment will cause delays in our ability to sell our products in the EU which will have a negative effect on our revenues growth.

Even if we obtain the necessary regulatory clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.

We are subject to the Medical Device Reporting, or MDR, regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in death or serious injury. Similar obligations are imposed in foreign countries. We must also file reports of device corrections and removals and adhere to the FDA’s rules on labeling and promotion. Our failure to comply with these or other applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following:

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

We must file similar reporting outside of the U.S. where our products are distributed. In addition, in the EU we must comply with a number of regulatory requirements, for products that have been CE marked and placed on the market, relating to:

•	registration of medical devices;

•	pricing and reimbursement of medical devices;

•	establishment of post-marketing surveillance and adverse event reporting procedures;

•	field safety corrective actions, including product recalls and withdrawals;

•	marketing and promotion of medical devices; and

•	interactions with physicians.

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

Our products are subject to market withdrawals or product recalls after receiving regulatory clearance or approval, and market withdrawals and product recalls could cause the price of our stock to decline and expose us to product liability or other claims or could otherwise harm our reputation and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action by us or the product manufacturer. We cannot provide assurance that component failures, manufacturing errors, design defects and/or labeling inadequacies, which could result in an unsafe condition or injury to the operator or the patient will not occur. These could lead to a government mandated or voluntary recall by us. The FDA has the authority to require the recall of our products in the event a product presents a reasonable probability that it would cause serious adverse health consequences or death. Similar regulatory agencies in other countries have similar authority to recall devices because of material deficiencies or defects in design or manufacture that could endanger health. We believe that the FDA or foreign regulatory authorities would request that we initiate a voluntary recall if a product were defective or presented a risk of injury or gross deception. From time to time over our history we have chosen to voluntarily recall certain products but have never had a mandatory government recall. Although we do not believe that any of our recent recalls have had any long term negative effect on our business, we cannot be sure that other recalls would not materially divert management attention and financial resources, cause the price of our stock to decline, expose us to product liability or other claims, or harm our reputation with customers.

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

Our promotional materials and other product labeling must comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or other product labeling constitute promotion of an unapproved, or uncleared use, it could request that we modify our materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our product, including how we use endorsements and testimonials. If our promotional materials are inconsistent with these guidelines or regulations, we could be subject to enforcement actions, which could result in significant fines, costs and penalties. Our reputation could also be damaged and the adoption of our products could be impaired.

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

New regulations impacting our product technologies are periodically adopted in the U.S. as well as other countries. These regulations may require us to change our existing product technologies in order to continue marketing our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. One example of this type of new regulation is found in IEC 60601-1:2005 (3rd edition), which was published in December 2005. In this publication, new standards are listed as general requirements concerning basic product safety and the essential performance of equipment. Some of these new standards became effective on June 1, 2012 in the EU and became effective on June 30, 2013 in the U.S. Our ability to sell or market product in certain foreign jurisdictions could be negatively affected and if we are unable to adhere to this or other regulations. This would have a negative impact on our business.

We have obligations to protect the privacy of patient health information.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. The national legislation of foreign countries includes provisions that impose obligations equivalent to or, in some cases, more extensive than those provided in HIPAA. Complying with these requirements imposes compliance related costs, subjects us to potential regulatory audits, and could restrict our business operations. If we were to violate any of our legal obligations to safeguard any confidential patient health information or protected health information against improper use and disclosure, we could lose customers and be exposed to liability and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded or even if we are in compliance with applicable laws, could damage our reputation and harm our business.

We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data security breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.

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

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase our products, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers and physicians concerning the benefits of more frequent therapy. Likewise, our financial relationships with customers, physicians, or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

Historically, our marketing efforts had been confined nearly exclusively to the U.S. In 2009, we began to market the System One and certain of our other products internationally. In some foreign countries, particularly in the EU, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the U.S., which would negatively affect the long-term growth of our business. Furthermore, reimbursement provided to our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as, for example, in the United Kingdom, our ability to sell our products could be impaired.

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

We currently source resin from a small number of suppliers. Rising oil prices over the last several years have resulted in significant price increases for this material and prices may continue to increase. Our contracts with customers restrict our ability to immediately pass on these price increases, and future pricing to customers may be insufficient to accommodate increasing input costs.

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

We have labor agreements with our production employees in Italy and in Mexico. We may experience strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, or anti-union behavior in the future. Any such activity would likely cause production delays and negatively affect our ability to deliver our production commitments to customers, which could adversely affect our reputation and cause our combined businesses and operating results to suffer. Additionally, some of our key single source suppliers have labor agreements. We cannot guarantee that we will not have future disruptions, which could adversely affect our reputation and cause our business and operating results to suffer

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase raw materials and components from third-party suppliers, including some single source suppliers, through purchase orders and do not have long-term supply contracts with many of these third-party suppliers. Many of our third-party suppliers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for finished goods, our ability to meet customer demand could be delayed or interrupted and our competitive position and reputation could be harmed. In addition, if we fail to effectively manage our relationships with these suppliers, we may be required to change suppliers, which would be time consuming and disruptive and could lead to disruptions in product supply, which could permanently impair our customer base and reputation. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long-term disruption in supply from any single source supplier could lead to supply delays or interruptions which would damage our business, at least in the near term.

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

Our patents may not provide us with a competitive advantage and competitors may be able to design around our patents. We cannot provide assurance that any pending or future patent applications we hold will result in an issued patent or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or enforceability. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, it would likely have an adverse effect on our sales.

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

At June 30, 2013, subject to certain conditions, holders of an aggregate of approximately 2.5 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

Outstanding rights to acquire shares of our common stock may result in substantial dilution to our stockholders.

As of June 30, 2013, 7.1 million shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan, outstanding stock options and unvested restricted stock. As of June 30, 2013, 5.3 million shares were subject to outstanding options, of which 3.9 million were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During May 2013, we repurchased 9,585 shares of our common stock at a price of $12.81 per share that were surrendered in payment for the exercise of stock options.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Second Amended and Restated National Service Provider Agreement dated as of March 1, 2013 between the Registrant and DaVita Healthcare Partners Inc.

10.2*†	Second Amendment to (Needle Purchase) Agreement dated as of April 15, 2013 between Medisystems Corporation and DaVita Healthcare Partners Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse

Chief Financial Officer (Duly authorized officer and principal financial officer)

July 25, 2013