Form 10-Q
period 2013-09-30
NxStage Medical, Inc.
filed 2013-11-07
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 60,930,965 shares of the registrant’s common stock outstanding as of the close of business on November 1, 2013.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,159	$106,439
Accounts receivable, net	22,523	18,990
Inventory	37,097	33,504
Prepaid expenses and other current assets	5,024	2,534

Total current assets	147,803	161,467
Property and equipment, net	47,106	36,320
Field equipment, net	13,670	10,101
Deferred cost of revenues	33,692	38,028
Intangible assets, net	17,894	19,819
Goodwill	42,329	42,421
Other assets	2,108	3,793

Total assets	$304,602	$311,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,798	$16,645
Accrued expenses	18,160	20,400
Other current liabilities	2,516	2,187

Total current liabilities	37,474	39,232
Deferred revenues	52,361	59,262
Other long-term liabilities	19,676	15,864

Total liabilities	109,511	114,358
Commitments and contingencies (Note 10)
Stockholders’ equity:

Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—

Common stock: par value $0.001, 100,000,000 shares authorized; 61,333,363 and 59,850,117 shares issued as of September 30, 2013 and December 31, 2012, respectively	61	59
Additional paid-in capital	563,191	551,594
Accumulated deficit	(358,366)	(344,981)
Accumulated other comprehensive income	168	470

Treasury stock, at cost: 575,895 and 541,584 shares as of September 30, 2013 and December 31, 2012, respectively	(9,963)	(9,551)

Total stockholders’ equity	195,091	197,591

Total liabilities and stockholders’ equity	$304,602	$311,949

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$66,873	$61,152	$193,979	$177,112
Cost of revenues	41,345	37,404	119,364	109,663

Gross profit	25,528	23,748	74,615	67,449

Operating expenses:
Selling and marketing	12,374	10,168	34,786	30,006
Research and development	4,450	4,274	13,924	12,421
Distribution	5,326	4,731	15,271	13,845
General and administrative	7,791	6,921	23,854	20,473

Total operating expenses	29,941	26,094	87,835	76,745

Loss from operations	(4,413)	(2,346)	(13,220)	(9,296)

Other expense:
Interest expense	(162)	(26)	(462)	(2,675)
Other (expense) income, net	(142)	13	(328)	(118)

	(304)	(13)	(790)	(2,793)

Net loss before income taxes	(4,717)	(2,359)	(14,010)	(12,089)
Provision for (benefit from) income taxes	269	223	(625)	700

Net loss	$(4,986)	$(2,582)	$(13,385)	$(12,789)

Net loss per share, basic and diluted	$(0.08)	$(0.04)	$(0.22)	$(0.22)

Weighted-average shares outstanding, basic and diluted	60,675	58,945	60,029	57,482

Other comprehensive income (loss)	257	711	(302)	587

Total comprehensive loss	$(4,729)	$(1,871)	$(13,687)	$(12,202)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,385)	$(12,789)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,430	17,495
Stock-based compensation	7,830	9,213
Other	2,251	3,047
Changes in operating assets and liabilities:
Accounts receivable	(3,473)	(3,753)
Inventory	(14,498)	(11,638)
Prepaid expenses and other assets	(2,549)	(384)
Accounts payable	49	(863)
Accrued expenses and other liabilities	(3,847)	3,691
Deferred revenues	(5,707)	(3,449)

Net cash (used in) provided by operating activities	(14,899)	570

Cash flows from investing activities:
Cash paid for acquisitions	(2,234)	—
Purchases of property and equipment	(10,367)	(5,952)

Net cash used in investing activities	(12,601)	(5,952)

Cash flows from financing activities:
Proceeds from stock option and purchase plans	3,045	5,530
Purchase of treasury stock	—	(522)
Proceeds from the issuance of debt	1,136	—

Net cash provided by financing activities	4,181	5,008

Foreign exchange effect on cash and cash equivalents	39	144

Decrease in cash and cash equivalents	(23,280)	(230)
Cash and cash equivalents, beginning of period	106,439	102,909

Cash and cash equivalents, end of period	$83,159	$102,679

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or GAAP. Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2012 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2012 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 24% of accounts receivable at September 30, 2013, and two customers represented 16% and 12% of accounts receivable at December 31, 2012.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2012	$324
Provision	349
Usage	(352)

Balance at September 30, 2013	$321

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

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2013	December 31, 2012
Purchased components	$13,246	$16,322
Work in process	13,263	8,390
Finished goods	10,588	8,792

Total	$37,097	$33,504

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $20.4 million and $17.3 million at September 30, 2013 and December 31, 2012, respectively. Accumulated depreciation on field equipment was $35.9 million and $33.8 million at September 30, 2013 and December 31, 2012, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $16.8 million and $14.7 million at September 30, 2013 and December 31, 2012, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	1,104	1,313	1,053	1,771
Unvested restricted stock	177	239	136	191
Warrants to purchase common stock	—	875	—	959

Total	1,281	2,427	1,189	2,921

7.	Accrued expenses

The components of accrued expenses are as follows (in thousands):

	September 30, 2013	December 31, 2012
Payroll, compensation and related benefits	$8,282	$8,320
Distribution expenses	2,360	3,175
Contingent consideration (Payable to Seller)	576	—
General and administrative expenses	2,462	2,337
Accrued taxes	681	2,475
Other	3,799	4,093

Total	$18,160	$20,400

8.	Debt

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

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi Kuraray Medical Co., or Asahi, (2) certain business development activities, including our continuing work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapy and flexible in-center options, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

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

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Total
Three Months Ended September 30, 2013
Revenues from external customers	$44,337	$21,269	$1,267	$66,873
Segment profit (loss)	5,518	4,214	(14,145)	(4,413)
Depreciation and amortization	4,511	332	1,328	6,171

Three Months Ended September 30, 2012
Revenues from external customers	$41,024	$19,637	$491	$61,152
Segment profit (loss)	6,330	2,905	(11,581)	(2,346)
Depreciation and amortization	4,584	362	969	5,915

Nine Months Ended September 30, 2013
Revenues from external customers	$130,003	$61,207	$2,769	$193,979
Segment profit (loss)	17,644	11,950	(42,814)	(13,220)
Depreciation and amortization	13,440	1,014	3,976	18,430

Nine Months Ended September 30, 2012
Revenues from external customers	$120,428	$55,477	$1,207	$177,112
Segment profit (loss)	17,716	6,848	(33,860)	(9,296)
Depreciation and amortization	13,605	1,069	2,821	17,495

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the customers who individually comprise greater than 10% of total revenues and their respective portion of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Customer A	21%	20%	22%	20%
Customer B	8%	11%	10%	10%
Customer C	13%	11%	13%	12%
Customer D	14%	11%	13%	11%

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

Other significant commitments and contingencies at September 30, 2013 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2012 Form 10-K.

11.	Income Taxes

We recognized a provision for income taxes of $0.3 million during the three months ended September 30, 2013 and a benefit from income taxes of $0.6 million during the nine months ended September 30, 2013 compared to a provision for income taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively. We recorded income tax expense during both 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit in the second quarter which resulted in the recognition of a $1.2 million income tax benefit.

While we had a gross reserve for unrecognized tax benefits of $1.5 million as of December 31, 2012, we have no reserve for unrecognized tax benefits as of September 30, 2013.

12.	Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$219	$299	$774	$944
Selling and marketing	928	1,179	2,689	3,578
Research and development	357	345	1,242	1,094
General and administrative	891	1,138	3,125	3,597

Total	$2,395	$2,961	$7,830	$9,213

Stock Options and Restricted Stock Units

The Company granted options to purchase 112,033 and 55,037 shares of common stock during the three months ended September 30, 2013 and 2012, respectively, and 1,103,315 and 451,519 shares of common stock during the nine months ended September 30, 2013 and 2012, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2013 and 2012 was $6.29 and $9.31 per option, respectively.

The Company awarded 62,140 and 53,117 restricted stock units during the three months ended September 30, 2013 and 2012, respectively, and 289,905 and 176,498 restricted stock units during the nine months ended September 30, 2013 and 2012, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2013 and 2012 was $11.91 and $17.19 per unit, respectively.

Performance Based Plans

In March 2013, the Compensation Committee of our Board of Directors approved the grant of up to 433,267 restricted stock units pursuant to performance based awards subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2013. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $11.03 per unit. The estimated expense will be recognized as stock-based compensation expense over the requisite three year service period based on the number of shares expected to vest. Further, in March 2013, the Compensation Committee made awards subject to individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2013. Awards are payable in shares of the Company’s common stock or in cash, at the discretion of the Compensation Committee. The estimated payout of these awards is being recognized as compensation expense during 2013, with a majority of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.

13.	Stockholders’ Equity

We received 34,311 and 32,310 shares of common stock that were surrendered in payment for the exercise of stock options through the nine months ended September 30, 2013 and 2012, respectively.

14.	Business Combination

On April 2, 2013, we acquired substantially all of the System One assets of Kimal PLC, or Kimal, a distributor of our products in the United Kingdom. The aggregate purchase price is estimated at $3.9 million. The acquisition is consistent with our move to a direct sales model in the United Kingdom.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations. Our financial statements include the results of operations of Kimal subsequent to the acquisition date. We have not provided pro forma financial information for this acquisition given its results are not material to our consolidated financial statements. Transaction costs associated with this acquisition were expensed as incurred and are not material for the three or nine month periods ended September 30, 2013.

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

The following is a summary of the estimated purchase price as of April 2, 2013, the date of acquisition (in thousands):

Cash	$2,181
Fair value of lease liability forgiven	1,447
Fair value of contingent consideration (payable to seller)	540
Other	(307)

Total Purchase Price	$3,861

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired at April 2, 2013, the date of acquisition (in thousands):

Assets purchased:
Inventory	$523
Field Equipment	3,168
Customer relationships	170

Assets acquired	$3,861

The fair values of inventory and field equipment noted above approximate their net book value at the time of acquisition. The $0.2 million of customer relationships was valued using the multi-period excess-earnings method, a form of the income approach, using certain significant unobservable inputs (classified as level 3 in the fair value hierarchy), namely, a discount rate of 11.5%, projected future cash flows, and patient growth rates. The preliminary purchase price allocation is subject to adjustment based on a final valuations of assets purchased.

15.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, we entered into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $11.4 million. The fair value of these contracts at September 30, 2013 included a liability of $0.3 million recorded on the balance sheet in accrued expenses. As of December 31, 2012, the notional amount of our outstanding contracts that were designated as cash flow hedges was approximately $7.8 million. The fair value of these contracts at December 31, 2012 was an asset of $0.4 million recorded on the balance sheet in prepaid expenses and other current assets. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the nine months ended September 30, 2013 or 2012. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2013
Foreign exchange forward contracts	$(153)	$43	Cost of revenues
Nine Months Ended September 30, 2013
Foreign exchange forward contracts	$3	$684	Cost of revenues

16.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	3	379	382
Gain reclassified to earnings (1)	(684)	—	(684)

Total other comprehensive income (loss)	(681)	379	(302)

Balance as of September 30, 2013	$(292)	$460	$168

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

17.	Fair Value Measurements

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

Our contingent consideration liability relates to deferred payments in connection with our acquisition of substantially all of the System One assets of Kimal on April 2, 2013. We recognized a liability equal to the estimated fair value of the contingent payment we expect to make as of the acquisition date and we re-measure this liability each reporting period with changes in the fair value recorded in earnings. There were no significant changes in our contingent consideration liability during the three and nine months ended September 30, 2013. The liability recorded at acquisition and at September 30, 2013 was measured using probability weighted discounted cash flow method and includes certain significant unobservable inputs, namely, a discount rate of 11.5% and patient growth rates.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3, excluding the contingent consideration liability, during the nine months ended September 30, 2013.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$73,778	$—	$—	$73,778
Foreign exchange forward contracts (2)	—	25	—	25
Liabilities
Foreign exchange forward contracts (2)	$—	$358	$—	$358
Contingent consideration liability (3)	—	—	576	576

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

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

18.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$9,315	$8,183
Transfers from field equipment to deferred cost of revenues	6,012	7,279
Payment of corporate bonus in common stock	1,034	878
Market value of shares received in payment for exercise of stock options	412	513
Construction-in-process financed by construction liability	2,604	7,235
Payment of Asahi debt through the issuance of equity	—	45,219
Leasehold improvements paid by the landlord	—	4,300
Property and equipment acquired under capital lease	745	1,210
Acquisition of business	3,861	—
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	335	—

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

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment.

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

The remainder of our operations and financial information, included within the Other category, relates primarily to (1) the manufacturing of dialyzers for sale to Asahi, (2) certain business development activities, including our continuing work on establishing centers of excellence, which are dialysis clinics focused on the provision of home therapy and flexible in-center options, and (3) research and development and general and administrative expenses that are excluded from the segment operating performance measures.

Segment and Market Highlights

Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 32% and 30% of our System One segment revenues for both the three and nine months ended September 30, 2013 and 2012, respectively. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 20% and 17% of our System One segment revenues for both the three and nine months ended September 30, 2013 and 2012, respectively. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish dialysis centers of excellence, our business could be negatively affected.

On May 15, 2013, we entered into a Second Amended and Restated National Service Provider Agreement (“HHD Agreement”) with DaVita. The HHD Agreement is effective as of March 1, 2013 and covers use of our products for home hemodialysis in the U.S. by DaVita. The HHD Agreement continues, in all material respects, the terms of our First Amended and Restated National Service Provider Agreement with DaVita dated July 22, 2010 with pricing for our products subject to System One home patient growth targets. The term of the HHD Agreement extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro and Henry Schein. Revenues from Gambro represented 41% and 34% of our In-Center segment revenues for the three months ended September 30, 2013 and 2012, respectively, and represented 40% and 38% of our In-Center segment revenues for the nine months ended September 30, 2013 and 2012, respectively. Revenues from Henry Schein represented 27% and 35% of our In-Center segment revenues for the three months ended September 30, 2013 and 2012, respectively, and 31% and 33% of our In-Center segment revenues for the nine months ended September 30, 2013 and 2012, respectively.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2013 and 2012. DaVita has had purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us extends through December 31, 2014. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. In September 2013, Baxter International, Inc., or Baxter, announced the completion of its acquisition of Gambro. Our distribution agreement with Gambro, which expires in June 2014, survives a Gambro change of control.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of September 30, 2013, we had $1.4 million and $1.8 million reserved against trade accounts receivable for future estimated rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $1.3 million and $1.1 million during the three months ended September 30, 2013 and 2012, respectively, and $4.5 million and $3.7 million during the nine months ended September 30, 2013 and 2012, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $1.4 million and $1.7 million during the three months ended September 30, 2013 and 2012, respectively, and $4.3 million and $4.9 million during the nine months ended September 30, 2013 and 2012, respectively, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

During the three months ended September 30, 2013, we grew our revenues by 9% over the prior year comparable period to $66.9 million and during the nine months ended September 30, 2013 we grew our revenues by 10% over the prior year comparable period to $194.0 million with growth occurring in all markets. We expect to see continued growth in revenues, particularly in our System One segment revenues, as we expand the number of patients prescribed to use, and centers offering, the System One through existing relationships with service providers, including DaVita and Fresenius, coupled with the annuity nature of our business, as well as the life-sustaining, non-elective nature of dialysis therapy.

Gross profit as a percentage of revenues remained relatively consistent at 38.5% during the nine months ended September 30, 2013 compared to 38.1% during the prior year comparable period. Lower product costs, including the nonrecurrence of costs incurred during 2012 related to the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant were partially offset by increased start-up costs related to the new dialyzer plant in Germany which we began to operate in the fourth quarter of 2012. While we expect to improve gross profit as a percentage of revenues for our System One and In-Center segments as a result of various initiatives, including the expansion and rationalization of our manufacturing network, these improvements will continue to be offset in the near-term by associated start-up costs and will be impacted by fluctuations in foreign exchange rates.

We remain focused on growing the business and improving our operating performance. In addition to the revenue growth initiatives described above, we continue to work to reduce our manufacturing costs, leverage our operating structure and invest in our marketing and business development initiatives, including our initiative establishing centers of excellence.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Our revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
System One segment
Home	$33,666	50%	$31,925	52%	$97,796	50%	$92,171	52%
Critical Care	10,671	16%	9,099	15%	32,207	17%	28,257	16%

Total System One segment	44,337	66%	41,024	67%	130,003	67%	120,428	68%
In-Center segment	21,269	32%	19,637	32%	61,207	32%	55,477	31%
Other	1,267	2%	491	1%	2,769	1%	1,207	1%

Total	$66,873	100%	$61,152	100%	$193,979	100%	$177,112	100%

In the home market, revenues increased $1.7 million, or 5%, and $5.6 million, or 6%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods, driven by the increase in the number of patients prescribed to use, and centers offering, the System One, partially offset by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. These results also reflect a one-time reduction in revenue due to the transition of our UK business to a direct sales model from a distributor relationship in the first quarter of 2013. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius, and through our marketing efforts. Critical care market revenues increased 17% during the three months ended September 30, 2013 and 14% during the nine months ended September 30, 2012 versus the prior year comparable periods driven by higher sales of System One disposables and equipment. Sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, both in the U.S. and internationally, and leverage the annuity nature of our business. However, this revenue growth will be slightly offset on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. Furthermore, the U.S. dialysis market is highly consolidated with DaVita and Fresenius providing treatment to approximately two-thirds of U.S. dialysis patients. Our customers in the U.S. home market have a range of treatment options available, including traditional in-center dialysis and peritoneal dialysis. Convincing our customers, in particular DaVita and Fresenius, to make investments in their training infrastructure to expand their offering of home hemodialysis using our System One will be important to continuing our revenue growth in the future. If the purchasing patterns of DaVita or Fresenius adversely change, including in response to our initiative to establish dialysis centers of excellence, our business would be negatively affected, at least in the near term. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our distributors.

In-Center segment revenues increased $1.6 million, or 8%, and $5.7 million, or 10%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods. The increase in revenues was driven by increased end user demand and fluctuations in inventory levels at our distributors. While revenues continue to be susceptible to fluctuations in inventory levels at our distributors, end user demand of both our blood tubing sets and our needle products continues to grow. Future revenues may continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three and nine months ended September 30, 2013 and 2012 relates to dialyzers sold to Asahi.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
System One segment	$19,998	45%	$18,810	46%	$58,708	45%	$54,772	45%
In-Center segment	6,123	29%	4,978	25%	17,695	29%	12,739	23%

Subtotal	26,121	40%	23,788	39%	76,403	40%	67,511	38%
Other	(593)	n/a	(40)	n/a	(1,788)	n/a	(62)	n/a

Gross profit	$25,528	38%	$23,748	39%	$74,615	38%	$67,449	38%

Gross profit increased $1.8 million, or 7%, and $7.2 million, or 11%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods.

Gross profit for the System One segment increased $1.2 million, or 6%, and $3.9 million, or 7%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods, due to increased revenues. Gross profit for the System One segment for both the three and nine months ended September 30, 2013 was negatively impacted by costs associated with the start-up of the new dialyzer plant in Germany.

Gross profit for the In-Center segment increased $1.1 million, or 23%, and $5.0 million, or 39%, and increased as an overall percentage of revenues for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods, due to contractual price improvements and lower product manufacturing costs, including the nonrecurrence of costs incurred during 2012 associated with the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes, as well as costs associated with establishing our dialysis centers of excellence.

We expect gross profit as a percentage of revenues for our System One and In-Center segments will improve in the long-term as we work to lower costs in three general areas. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale will lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. Our cost reduction plans and potential improvements in our gross profit as a percentage of revenues may be offset in the near-term due to five general factors. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs fluctuate due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we will continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, particularly resin. Fourth, higher relative sales of lower margin products and certain pricing strategies could have a negative impact on gross profit as a percentage of revenues. Finally, changes in our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
System One segment	$9,731	22%	$8,414	21%	$27,601	21%	$25,039	21%
In-Center segment	1,332	6%	1,408	7%	3,937	6%	4,063	7%
Other	1,311	n/a	346	n/a	3,248	n/a	904	n/a

Total Selling and marketing	$12,374	19%	$10,168	17%	$34,786	18%	$30,006	17%

Selling and marketing expenses increased $2.2 million, or 22%, and $4.8 million, or 16%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods. Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs and increased marketing costs. Selling and marketing expenses for our Other category relates to personnel and other costs related to business development activities for our initiative establishing dialysis centers of excellence. We anticipate that selling and marketing expenses will continue to increase as we broaden our marketing and business development initiatives, including with respect to our centers of excellence initiative, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Research and development	$4,450	7%	$4,274	7%	$13,924	7%	$12,421	7%

Research and development expenses increased $0.2 million, or 4%, and $1.5 million, or 12%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending partially offset by the recognition of $0.7 million during 2013 of a tax incentive received from the Massachusetts Life Sciences Center. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
System One segment	$4,749	11%	$4,066	10%	$13,463	10%	$12,017	10%
In-Center segment	577	3%	665	3%	1,808	3%	1,828	3%

Total Distribution	$5,326	8%	$4,731	8%	$15,271	8%	$13,845	8%

Distribution expenses increased $0.6 million, or 13%, for the three months ended September 30, 2013 and $1.4 million, or 10%, for the nine months ended September 30, 2013 versus the prior year comparable periods, but remained relatively consistent as a percentage of revenues. Increased costs due to higher volumes and expanded delivery services in the System One segment were offset by distribution network efficiencies. We expect that distribution expenses will increase at a rate consistent with revenues due to expanded delivery services partially offset by expected efficiencies and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
General and administrative	$7,791	12%	$6,921	11%	$23,854	12%	$20,473	12%

General and administrative expenses increased $0.9 million, or 13%, and $3.4 million, or 17%, for the three and nine months ended September 30, 2013, respectively, versus the prior year comparable periods. The increase in general and administrative expenses was primarily the result of the medical device excise tax assessed on nearly all of our products sold in the U.S, beginning in 2013, increased professional service fees and other related infrastructure costs. Over time we expect general and administrative expenses will decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

Other Expense

Interest expense increased $0.1 million and decreased $2.2 million for the three and nine months ended September 30, 2013 versus the prior year comparable periods. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock.

The change in other expense, net during both periods is derived primarily by foreign currency gains and losses.

Provision for (Benefit from) Income Taxes

We recognized a provision for income taxes of $0.3 million during the three months ended September 30, 2013 and a benefit from income taxes of $0.6 million during the nine months ended September 30, 2013 compared to a provision for income taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively. We recorded income tax expense during both 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit during the second quarter.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of September 30, 2013, our accumulated deficit was $358.4 million and we had cash and cash equivalents of $83.2 million, with nearly all of that cash located in the U.S., and working capital of $110.3 million.

Over the past several years, we have improved our cash flows from operating activities as we worked towards our long term goal of sustained positive cash flows from operating activities. However, we expect that over the next several quarters improvements to our cash flows from operating activities will be offset by our investments in our centers of excellence initiative. We believe, based on current projections and the current nature of our business, that we have the resources required to fund our ongoing operating requirements for our System One and In-Center Segments, which include selling and marketing activities to increase public awareness in the System One, and research and development activities to develop new products and enhance our existing products. As we continue to evaluate growing centers of excellence opportunities and other strategic opportunities that could present from time to time, we may choose to access the credit or capital market to provide additional liquidity.

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

We have a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB, that expires in March 2014. The line of credit imposes certain financial covenants, contains certain customary events of default and is secured by all or substantially all of our assets. At September 30, 2013, we were not in compliance with a certain financial covenant. We obtained a waiver for this financial covenant from SVB for the third quarter of 2013 and a revision of the covenant such that we expect to be in compliance with all covenants, as revised, under the facility going forward. There were no outstanding borrowings against the credit commitment at September 30, 2013, and we had $15.0 million of the credit commitment available for borrowing.

We entered into two mortgages collateralized by a manufacturing facility in Italy that we acquired in May 2013 totaling $1.1 million with interest rates of 6.0% and 2.0% payable over a 10 year period.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.0 million at September 30, 2013 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2013 or 2012.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by operating activities	$(14,899)	$570
Net cash used in investing activities	(12,601)	(5,952)
Net cash provided by financing activities	4,181	5,008
Foreign exchange effect on cash and cash equivalents	39	144

Net cash flow	$(23,280)	$(230)

Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities decreased by $15.5 million during the nine months ended September 30, 2013, versus the prior year comparable period driven by higher net loss and lower cash flow from operating activities adjusted for non cash costs and higher working capital requirements including increased inventory requirements to support our new product offerings and lower accrued expenses. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Deferred revenues decreased $5.7 million and $3.4 million during the nine months ended September 30, 2013 and 2012, respectively, driven by an increase in amortization of deferred revenues into revenues of $0.1 million from $13.9 million during the nine months ended September 30, 2012 to $14.0 million during the nine months ended September 30, 2013 as a result of a higher number of rentals in 2013 and a lower rate of rental conversions in 2013 compared to 2012.

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $1.1 million during the nine months ended September 30, 2013 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues decreased $1.3 million during the nine months ended September 30, 2013 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize, consolidate and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $4.4 million in purchases of property and equipment was driven by the acquisition of a manufacturing facility in Italy coupled with capital improvements to and expansion of certain of our manufacturing facilities to accommodate the continued growth and product demand in both of our reportable segments, and the build-out of our centers of excellence. Net cash used in investing activities during the nine months ended September 30, 2013 also includes $2.2 million of cash paid to Kimal in connection with our acquisition of substantially all of the System One assets of Kimal on April 2, 2013.

Net cash provided by financing activities. During the nine months ended September 30, 2013 and 2012 we received $3.0 million and $5.5 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans is subject to fluctuation based on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Additionally, cash provided from the issuance of debt during the nine months ended September 30, 2013 reflects financing the acquisition of a manufacturing facility in Italy. Cash inflows during the nine months ended September 30, 2012 were reduced by $0.5 million of cash used to repurchase shares of our common stock that were surrendered by Asahi to satisfy the required minimum withholding taxes due when we repaid our term loan with Asahi through the issuance of shares of our common stock.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2013 are described in Note 2 to the condensed consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2012 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2012 Form 10-K. Other than an increase in the notional amount of our outstanding foreign exchange forward contracts which are designated as cash flow hedges and are used to reduce our exposure to foreign exchange rate fluctuations on our Peso denominated expenses, there have been no material changes to our market risks or to our management of such risks during the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 10, Commitments and Contingencies to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

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

Because nearly all our home hemodialysis patients are also receiving more frequent dialysis, meaning dialysis delivered more than three times a week, the market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis versus conventional three-times per week dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week. A study presented by the UM-KECC at the 2011 American Society of Nephrology meeting showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis (17.3 vs. 11.6, respectively). The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries. There was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. However, some customers may not receive or pursue additional reimbursement in all cases and providing medical justification for treatments beyond three times per week increases administrative burden. Although access to home and/or more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well-established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, or ESAs, iron, and Vitamin D). This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fees for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired. The determination of medical justification must be made at the local Medicare contractor level pursuant to local coverage determinations or on a case-by-case basis, based on documentation provided by our customers. If more frequent therapy is prescribed, a clinic’s decision as to how much it is willing to spend on dialysis equipment and services will be at least partly dependent on whether Medicare will reimburse more than three treatments per week for the clinic’s patients.

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

Although access to home and/or more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement with less administrative burden, including improving Medicare reimbursement for home hemodialysis training, would allow adoption of home hemodialysis at rates more consistent with what are deemed to be appropriate by the expert medical community. There is no assurance that these changes will be forthcoming.

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

As part of the American Taxpayer Relief Act of 2012 Congress delayed CMS’s plan to expand the prospective payment system’s single bundled payment to include oral medications until 2016 and further instructed CMS to recalculate the base payment rate under the ESRD PPS for services furnished on or after January 1, 2014, to account for changes in utilization of renal dialysis drugs since the ESRD PPS was implemented. As a result of this statute, CMS has released a proposed rule calling for a 9.4% reduction to the base payment rate for 2014. This proposed rule was subject to public comments; it is uncertain what the final reduction will be and whether this reduction will be implemented in 2014 or phased in over time. The Final rule will likely be published later in 2013. This change could affect the adoption of home and/or more frequent hemodialysis in the future, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities.

Beginning April 1, 2013, Medicare payments for all items and services, including dialysis services, were reduced by 2% under the automatic spending reductions (known as “sequestration”) required by U.S. federal legislation. These cuts adversely impact Medicare payment for all dialysis treatments and could affect adoption for home dialysis and/or more frequent hemodialysis.

We have a history of net losses and an accumulated deficit of $358 million at September 30, 2013. We cannot guarantee if, when and the extent to which we will become profitable, or that we will be able to maintain profitability if it is achieved.

Since inception, we have incurred negative operating margins and losses every quarter. At September 30, 2013, we had an accumulated deficit of approximately $358 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products, in aggregate, since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. We cannot provide assurance that we will achieve profitability, when we will become profitable, the sustainability of profitability, should it occur, or the extent to which we will be profitable.

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

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K At Home hemodialysis system for use in home chronic therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer, under a product supply agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K system. DaVita may choose to offer their dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be, at least for the foreseeable future. Fresenius is our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2013, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ 2008K system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the development of our dialysis centers of excellence, would have a significant adverse impact on our home market revenues, especially in the near term.

DaVita is a key customer for our System One and In-Center product lines. The partial or complete loss of DaVita as a customer would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Sales through distributors to DaVita of products accounted for approximately half of In-Center segment revenues for the three months ended September 30, 2013. Direct sales to DaVita represented 32% of our System One segment revenues during the same period. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase and/or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015 and our needle purchase agreement with DaVita extends through the end of 2014.

We have a distribution agreement in the U.S. with Gambro, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. In September 2013, Baxter International, Inc. announced the completion of its acquisition of Gambro. Our U.S. distribution agreement with Gambro continues through June 2014 and survives Gambro’s change of control. However, it is unclear what impact, if any, Baxter’s acquisition of Gambro may have with respect to this distribution relationship thereafter. The partial or complete loss of DaVita as a customer for any of these product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with our development of centers of excellence.

In connection with our evaluation of growth opportunities, it is possible that we may in the future acquire or develop a new line of business or products. For example, we recently established a NxStage owned dialysis center as part of our centers of excellence initiative. These centers are dialysis clinics focused on the provision of home therapy and flexible in-center options. The first such center, located outside of St. Louis, Missouri, opened during the third quarter of 2013, and we have plans to open a number of additional centers through early next year. We will evaluate our progress with these initial centers and, depending on our success, we may expand the number of centers in succeeding periods. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks any such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business, recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business. Failure to manage these risks in the development and implementation of new businesses or strategies successfully could materially and adversely affect our business, results of operations and financial condition.

Our centers of excellence initiative introduces significant new risks to our business.

In addition to implicating some of the same business and regulatory risks as are applicable to our medical products business (including in particular risks related to Medicare reimbursement rates), and related risks (such as product liability), establishing our centers of excellence (COEs), which are dialysis clinics focused on the provision of home therapy and flexible in-center options, requires that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our COEs will be subject to extensive government regulations, including Medicare and Medicaid payment rules, anti-kickback and related laws prohibiting payments and other remuneration intended to influence the referral of health care business or selection of a provider, antitrust laws, prohibitions on submitting false claims for government reimbursement, laws regarding the use and disclosure of patient health information, and laws regarding the storage and administration of pharmaceuticals. Violations of such laws and regulations may be punishable by criminal and civil sanctions against us, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional damages and interest, if we are found to have submitted improper claims for reimbursement to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

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

Our System One in the critical care market competes against Gambro, of which Baxter recently announced its acquisition, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS CO., LTD and others.

Our competitors in each of our markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy and, Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, including through Baxter’s acquisition of Gambro, may exacerbate these risks.

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

We sell the System One in the critical care market for use in the treatment of kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the intensive care unit, or ICU. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional hemodialysis systems or ICU-specific dialysis systems for treating acute kidney failure or fluid overload and that it provides advantages over conventional systems or other ICU-specific systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the critical care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options.

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

While kidney transplantation is the treatment of choice for most ESRD patients, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older ESRD patients. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products and COE services. The development of viable medical, pharmaceutical, or other solutions for renal replacement or prolonging kidney life may also limit the market for our products and COE services.

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

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, malpractice related to our centers of excellence, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims, however, may be brought against us that result in court judgments or settlements that exceed the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance.

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

Laboratorios PiSA is our only supplier of premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2019, with opportunities to extend the term beyond that date. We have committed to purchase from Laboratorios PiSA a minimum quantity of premixed dialysate over the term of the agreement, which we believe is less than our anticipated requirements. While we can purchase premixed dialysate from other qualified suppliers, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would impair our business, at least in the near term.

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

We sell the majority of our In-Center segment products through several distributors, which collectively account for substantially all of In-Center revenues, with Gambro and Henry Schein being our most significant distributors. In September 2013, Baxter announced the completion of its acquisition of Gambro. Our U.S. distribution agreement with Gambro continues through June 2014 and survives Gambro’s change of control. However, it is unclear what impact, if any, Baxter’s acquisition of Gambro may have with respect to this distribution relationship thereafter. Our distribution agreement with Henry Schein expires in April 2014, which term shall be automatically extended for additional one year periods until either party provides prior notice of its intent to terminate. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

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

Our promotional materials and other product labeling must comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or other product labeling constitute promotion of an unapproved, or uncleared use, it could request that we modify our materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. Promotional activities related to our COEs also may be scrutinized. Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our products and COE services, including how we use endorsements and testimonials. If our promotional materials or activities are inconsistent with any of these guidelines or regulations, we could be subject to enforcement actions, which could result in significant fines, costs and penalties. Our reputation could also be damaged and the adoption of our products could be impaired.

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

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customer’s staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our dialysis centers of excellence. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities, to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules, and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. The national legislation of foreign countries includes provisions that impose obligations equivalent to or, in some cases, more extensive than those provided in HIPAA. Complying with these requirements imposes compliance related costs, subjects us to potential regulatory audits, and could restrict our business operations. If we were to violate any of our legal obligations to safeguard any confidential patient health information or protected health information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties under HIPAA, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded or even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing regulations, released in February 2013, require us to begin collecting certain data on payments and other transfers of value to physicians and teaching hospitals beginning in August 2013 for public reporting by March 31, 2014. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. In our services business, they also affect our arrangements with any joint venture partners in a position to refer patients, our COE medical directors and our patient billing and collection practices. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our COEs, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. In addition, our COEs are directly subject to these laws with respect to the reimbursement claims they file with government payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We are making every effort, including adhering strictly to guidelines in any LCDs issued by Medicare Administrative Contractors with jurisdiction over claims from any of our COEs, to ensure that billing by our COEs is proper and that physicians who order COE dialysis services fully document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers, physicians, and patients concerning the benefits of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial and, given the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws. While we have policies and procedures in place designed to prevent noncompliance, we can make no assurance that our employees or other agents will not engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for the stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	timing of market launch and/or market acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers, or adverse changes to the purchasing patterns of key customers;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across the border, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One or of similar dialysis products distributed by other companies or of more frequent or home dialysis;

•	announcements by the FDA of non-clearance or non-approval of our products, or delays in the FDA or other foreign regulatory agency review process;

•	product recalls;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the U.S. and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments, or the willingness of Medicare contractors to pay for more than three treatments a week where medically justified;

•	litigation involving our company or our general industry or both;

•	announcements of technical innovations or new products by us or our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel; and

•	investors’ general perception of our company, our products, the economy and general market conditions.

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

At September 30, 2013, subject to certain conditions, holders of an aggregate of approximately 2.5 million shares of our common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission, or SEC. If we register their shares of common stock, they can more easily sell those shares in the public market.

Outstanding rights to acquire shares of our common stock may result in substantial dilution to our stockholders.

As of September 30, 2013, 7.6 million shares of common stock are authorized for issuance under our stock incentive plan, employee stock purchase plan, outstanding stock options and unvested restricted stock. As of September 30, 2013, 5.2 million shares were subject to outstanding options, of which 3.9 million were exercisable and can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144. The issuance and sale of any of these shares could result in substantial dilution to our stockholders in the form of immediate and substantial dilution in net tangible book value per share.

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

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Amendment to Supply Agreement dated as of July 22, 2013 between Medisystems Corporation and Laboratorios PiSA SA de C.V.

10.2*#	Employment Agreement dated as of July 15, 2013 between the Registrant and Matthew W. Towse.

10.3*#	Director compensation policy.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse

Chief Financial Officer (Duly authorized officer and principal financial officer)

November 7, 2013