Form 10-K
period 2013-12-31
NxStage Medical, Inc.
filed 2014-03-03
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-51567

NxStage Medical, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3454702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Merrimack Street, Lawrence, MA	01843
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(978) 687-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $860 million, as of June 30, 2013, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 28, 2013.

There were 61,221,929 shares of the registrant’s common stock outstanding as of the close of business on February 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

NXSTAGE MEDICAL, INC.

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: our market opportunity and the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets in general; access to home or more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; the results and timing of clinical studies and plans for regulatory submissions; sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care; the adequacy of our funding; expectations with respect to future demand for our products and revenue growth; the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues; our manufacturing operations and supply chain; our initiative to establish our NxStage Kidney Care dialysis centers; expectations with respect to our operating expenses and working capital requirements; changes with respect to our expenses as a percentage of revenues; achieving our business plan; the impact of global economic conditions; expectations with respect to achieving positive operating margins, positive cash flows and profitable operations; volatility of our stock price; product cost reduction plans; expectations with respect to achieving improvements in product reliability; our ability to withstand supply chain disruptions; anticipated requirements for premixed dialysate; the scope of patent protection with respect to our products; expectations with respect to the findings of our FREEDOM study and other ongoing clinical studies evaluating home or more frequent hemodialysis; and the impact of new and future changes to reimbursement for chronic dialysis treatments. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

Readers should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in this report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.

NOTE REGARDING TRADEMARKS

NxStage®, Streamline®, ButtonHole®, MasterGuard® and Fingershield® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I

For convenience, in this Annual Report on Form 10-K, “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1.	Business

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for our System One used in the home dialysis market for the treatment of ESRD. As part of our centers of excellence initiative which we have branded NxStage Kidney Care, we recently opened a small number of dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

ESRD, which affects over 615,000 people in the U.S. and 2 million people worldwide, is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream and, unless the patient receives a kidney transplant, is required for the remainder of the patient’s life. Approximately 70% of ESRD patients in the U.S. rely on life-sustaining dialysis treatment. Hemodialysis, the most widely prescribed type of dialysis, typically consists of treatments in a dialysis clinic three times per week, with each session lasting three to five hours. Approximately 9% of U.S. ESRD dialysis patients receive some form of dialysis treatment at home, mostly through self-treatment with peritoneal dialysis, although surveys of physicians and healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. We believe that approximately 10-15% of the over 390,000 U.S. ESRD patients currently receiving dialysis treatment would be appropriate candidates for home hemodialysis with the NxStage System One. Clinical data also suggests that hemodialysis therapy administered five or six times per week, commonly referred to as more frequent therapy, better mimics the natural functioning of the human kidney and can lead to improved clinical outcomes, including lower mortality, significant improvements in left ventricular mass, reductions in antihypertensive medications, reduced fluid overload, reduced depression and improvements in health-related quality of life. We believe there is an unmet need for a hemodialysis system that allows more frequent and easily administered therapy at home, as well as in other settings, and we have designed our system to address this and other kidney replacement markets. Given the clinical and quality of life benefits associated with more frequent hemodialysis therapy, nearly all of our System One patients in the home market receive treatment between five or six times a week.

Measuring a little over a foot tall, the System One is the smallest commercially available hemodialysis system. It consists of a compact, portable and easy-to-use cycler, disposable drop-in cartridge and high purity premixed fluid. The System One has a self-contained design and simple user interface making it easy to operate by a trained patient and trained care partner in any setting prescribed by the patient’s physician. Unlike traditional dialysis systems, our System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Patients can bring the System One home, plug it into a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems. Because of its portability, patients also have the freedom to travel with the System One. We market the System One to dialysis clinics for chronic home hemodialysis treatment. The clinics in turn provide the System One to ESRD patients.

We also market the System One to hospitals for treatment of acute kidney failure and fluid overload. It is estimated that there are over 200,000 cases of acute kidney failure in the U.S. each year. The clinical flexibility of our System One, coupled with its ease-of-use and portability, make our system well suited for hospital critical care environments.

In addition to the System One, we sell a line of extracorporeal disposable products, which are primarily used for in-center dialysis treatments for patients with ESRD. These products, which we obtained in connection with our October 2007 acquisition of Medisystems Corporation, include hemodialysis blood tubing sets, arteriovenous (AV) fistula needles and apheresis needles. Medisystems has been selling products to dialysis centers for the treatment of ESRD since 1981, and has achieved leading positions in the U.S. market for both hemodialysis blood tubing sets and AV fistula needles. Our main blood tubing set product line is Streamline which is designed to provide certain clinical and operational benefits. Our needle products line includes AV fistula needles, which incorporate safety features including PointGuard Anti-Stick Needle Protectors and MasterGuard technology, and ButtonHole needles.

During the second half of 2013, we opened our first two NxStage Kidney Care centers and have plans to open additional centers in 2014. NxStage Kidney Care centers are dialysis centers that are designed to expand the market for home dialysis.

For the year ended December 31, 2013, our revenues were $263.4 million and we incurred a net loss of $18.6 million. As of December 31, 2013, we had cash and cash equivalents of $84.1 million, total assets of $307.0 million and total stockholders’ equity of $194.2 million. We have operated at a loss since our inception in 1998. At December 31, 2013, we had an accumulated deficit of approximately $363.5 million.

We have continued to make improvements in our gross margins for our products; however, we cannot provide assurance that our gross margins will continue to improve or, if they do improve, the rate at which they will improve. Continued improvements in gross margins for our System One and In-Center segments are dependent on many factors, including growing revenues, reducing costs of revenues by lowering manufacturing costs, implementing design and process improvements, obtaining better purchasing terms and prices and increasing reliability of our products. Additionally, we expect our operating expenses to continue to increase as we continue to invest in selling and marketing, research and development and NxStage Kidney Care. We expect that our profitability in the System One and In-Center segments will improve as we continue to leverage our existing operating infrastructure; however, our continued investment in NxStage Kidney Care likely will outweigh these improvements and negatively impact our near-term profitability.

We expect to make continued improvements in cash flows associated with our System One and In-Center segments. In addition, we have spent and expect to continue to spend cash to establish NxStage Kidney Care dialysis centers. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements for our System One and In-Center segments, which include selling and marketing activities to increase public awareness in the System One, our research and development activities to develop new products and enhance our existing products and our planned investments in NxStage Kidney Care. If we decide to expand any of these initiatives, we may choose to access the credit or capital markets to provide additional liquidity.

We were incorporated in Delaware in 1998 under the name QB Medical, Inc., and later changed our name to NxStage Medical, Inc. Our principal executive offices are located at 350 Merrimack Street, Lawrence, Massachusetts 01843.

Additional financial information regarding our business segments and geographic data about our assets is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and in our Notes to Consolidated Financial Statements included in Item 8, of this Annual Report.

Our Products and Services

The System One

Our primary product, the System One, is a small, portable, easy-to-use hemodialysis system. Sales of the System One and related disposables accounted for approximately 67%, 67% and 66% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

The System One uses the following components:

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

•

Premixed Dialysate.    The System One uses high-purity premixed dialysate for hemodialysis applications. The volume of fluids used varies with treatment options, prescription, and setting. We supply our premixed dialysate in sterile five liter bags or through the use of our PureFlow SL accessory. The PureFlow SL module prepares dialysate fluid in the patient’s home using ordinary tap water and dialysate concentrate thereby reducing the need for bagged fluids for in-home treatments.

Streamline Blood Tubing Sets

Streamline blood tubing sets features an efficient and airless design intended to enable providers to reduce treatment time and optimize dose delivery. Streamline also includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy, which is intended to facilitate a clinician’s ability to satisfy Occupational Safety and Health Administration anti-stick requirements. Sales of our Streamline product accounted for approximately 20%, 19% and 11% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

AV Fistula and Apheresis Needles

Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. A significant amount of our needles sold are branded MasterGuard, and include our Fingershield anchor designed to protect the operator from inadvertent needle stick injury. We also offer ButtonHole needles for hemodialysis therapies as an alternative to our AV fistula needles with MasterGuard. ButtonHole needles are used by patients that employ “the constant-site technique”, whereby a fistula needle is inserted in the same place each treatment. Published clinical experience suggests that the incidence of pain, hematoma, and infiltrations at the needle insertion site can be reduced by utilizing the constant-site technique. Our ButtonHole AV fistula needle has an anti-stick, dull bevel design well-suited for the constant-site technique, while also being designed to reduce the risk of accidental needle sticks. Sales of needles accounted for approximately 10%, 11% and 11% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Business by Segment

We have two reportable business segments: System One and In-Center. We distribute our products in three markets: home, critical care and in-center.

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

The remainder of our operations and financial information, included within the Other category, relates primarily to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., Ltd., or Asahi, NxStage Kidney Care, and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

System One

We began marketing the System One to perform hemodialysis for ESRD patients in September 2004, and we began marketing our System One specifically for home use in July 2005, after the System One was cleared by the FDA for home hemodialysis. We market the System One to independent dialysis clinics as well as dialysis clinics that are part of national or regional chains, providing clinics with improved access to the developing home dialysis market. As Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in clinic, we do not sell the System One directly to patients.

For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment. A significant majority of System One equipment in the home market is purchased, rather than rented, by our customers including our two largest customers in the home market, DaVita HealthCare Partners (DaVita) and Fresenius Medical Care (Fresenius). Purchased equipment pricing includes service for an initial contractual period after which the customer pays a standard service fee for continued access to the service depot and the replacement service swap pool of equipment. After selling or renting a System One to a clinic, our clinical educators train the clinic’s nurses and dialysis technicians on the proper use of the System One using our proprietary training materials. We then rely on our customers’ trained technicians and nurses to train home patients, their care partners and other technicians and nurses using the System One. We are not responsible for and do not provide patient training except for NxStage Kidney Care patients.

Patient training takes place at the clinic primarily during the patient’s prescribed, more frequent, two to three hour treatment sessions. Training typically takes three to four weeks and includes basic instruction on ESRD, the operation of the System One and the insertion by the patient or their care partner of needles into the patient’s vascular access site. Training sessions are presently reimbursed by Medicare and private insurance.

The System One cycler sold to hospitals in the critical care market is based on the same technology platform used in the home market but has additional features that offer a wider range of therapies, including therapeutic plasma exchange, and includes an additional display module, called OneView, which is designed to facilitate easier medical record charting and troubleshooting. Most of our customers in the critical care market use our

System One to perform prolonged or continuous renal replacement therapy for their acute kidney failure or fluid overload patients. We are specifically focusing our sales efforts in the critical care market on those large institutions that we believe are most dedicated to prolonged or continuous renal replacement therapy for patients with acute kidney failure and believe in ultrafiltration as an earlier-stage treatment option for fluid overload.

We primarily sell the System One cycler to customers in the critical care market; we also sell related disposable cartridges and treatment fluids necessary to perform dialysis treatment. After selling or renting a System One to a hospital, our clinical educators generally train the hospital’s intensive care unit and acute dialysis nurses on the proper use of the System One using our proprietary training materials. We then rely on the trained nurses to train other nurses. By adopting this “train the trainer” approach, our sales nurses do not need to return to the hospital each time a new nurse needs to be trained. We also sell one-and two-year service contracts following the expiration of our standard one-year warranty period for System One hardware. We sell a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting.

Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients.

DaVita and Fresenius are our two largest and most significant customers in the System One segment. Direct sales to DaVita represented 32%, 31% and 31% of our System One segment revenues during 2013, 2012 and 2011, respectively. Furthermore, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients. Direct sales to Fresenius represented 20%, 17% and 14% of our System One segment revenues during 2013, 2012 and 2011, respectively. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

On May 15, 2013, we entered into a Second Amended and Restated National Service Provider Agreement with DaVita. This agreement is effective as of March 1, 2013 and covers use of our products for home hemodialysis in the U.S. by DaVita. This agreement continues, in all material respects, the terms of our First Amended and Restated National Service Provider Agreement with DaVita dated July 22, 2010 with pricing for our products subject to System One home patient growth targets. The term of this agreement extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita.

On January 10, 2014, we amended our Chronic Outpatient Therapy Agreement with Fresenius USA Marketing, Inc. dated as of November 24, 2009 to extend its term through 2016, with monthly renewals thereafter unless terminated by either party with 30 days’ prior notice. Under the agreement, Fresenius purchases the System One and related supplies for home hemodialysis therapy in the United States.

In-Center

We sell primarily blood tubing sets and needles to customers in the in-center market. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national or regional chains. Although in many instances we have direct contractual relationships with our customers, nearly all of our sales in this market are made through national distributors in order to leverage national networks, shipping efficiencies and existing customer relationships. We plan our manufacturing and distribution activities based on distributor purchase orders. Finished goods are shipped directly to distributor warehouses. We support distributor selling and marketing efforts with brand marketing support and a team of clinical educators who assist with clinical in-service activities.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB and Henry Schein, Inc. Revenues from Gambro represented 37%, 36% and 40% of our In-Center segment revenues during 2013, 2012 and 2011, respectively. Revenues from Henry Schein represented 32%, 34% and 38% of our In-Center segment revenues during 2013, 2012 and 2011, respectively.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues during 2013, 2012 and 2011. DaVita has purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us extends through December 31, 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by either party with 6 months’ prior notice. Our distribution agreement with Henry Schein extends through April 2014, with annual renewals thereafter unless terminated by either party with 90 days’ prior notice.

International

We sell the System One and certain of our other products internationally, through a combination of direct sales to hospitals and dialysis centers and sales through distributors. Products sold to distributors are shipped directly to distributor warehouses and the distributors sell or rent our products to dialysis providers or hospitals and are responsible for marketing, clinic training and equipment servicing and repair. To date, our international sales have been quite limited, and we are still very early in our international commercialization efforts.

Marketing, Customer Support

We have a sales force that calls on dialysis clinics, nephrologists and hospitals. In addition to specialized sales representatives, we also employ nurses in our sales force as clinical educators to support our sales efforts. We have a staff of customer support specialists to assist patients, clinics and hospitals with product orders and deliveries. We also provide technical support 24 hours a day, seven days a week through a dedicated staff of technical support representatives, to respond to questions raised by patients, clinics and hospitals concerning the System One. Our direct sales efforts focus almost exclusively on the home and critical care markets as we rely heavily on distributors to sell our products in the in-center market.

In the home market we use a depot service model for equipment servicing and repair while we generally service equipment sold to customers in the critical care market in the field. For our home market customers, if a device requires repair, we arrange for a replacement device to be shipped to the site of care, whether it is a patient’s home or a clinic, and for pick up and return to us of the system requiring service. This shipment is done by common carrier, and, as there are no special installation requirements, the patient or clinic can quickly and easily set up the new machine. The nature of the hospital critical care settings, coupled with the practices of other intensive care unit dialysis equipment suppliers, necessitates an option for on-site support for our systems installed in this environment, or for the use of a trained bio-medical engineer.

Competition

The dialysis therapy market is mature, consolidated and competitive. Our System One in the critical care market competes against products from Gambro, a subsidiary of Baxter International, Inc., Fresenius, B. Braun Medical, Inc. and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Nipro Medical Corporation, B. Braun, Baxter together with its recently acquired subsidiary Gambro, JMS Co. Ltd. and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offer products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and personnel resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, and Fresenius owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility and performance.

Our System One is currently the only portable system specifically indicated for use in the home market in the U.S. There is a non-portable product on the market with a home clearance in the U.S., and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive to our System One in the home market.

In 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K@home hemodialysis system for use in home chronic therapy. Fresenius has indicated that it is seeking clearance for its sorbent technology within the critical care setting. Fresenius has also suggested that it would seek clearance for its Portable Artificial Kidney to market in the U.S. for in-center use.

Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC for the development of a new home hemodialysis system. Baxter has commented that it obtained CE marking for this system in the EU in December 2013, for which it plans a limited launch in Europe in 2014, followed by a broader launch in Europe in 2015. Baxter has also indicated that it expects to complete additional clinical studies and to file for regulatory approval for a home hemodialysis nocturnal indication in the U.S. in late 2015.

Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but the introduction of additional viable products to the home market could adversely affect our sales and growth. We also are unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

For the critical care market, we believe we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids. We believe we also compete favorably on the basis of clinical flexibility, given the System One’s ability to perform hemofiltration, hemodialysis and ultrafiltration. We believe we compete favorably in terms of cost-effectiveness for hospitals that perform continuous renal replacement therapies. In the fluid overload market, which is a very small component of our critical care market, drug therapy is currently the most common and preferred treatment. To date, ultrafiltration has not been broadly adopted and, if the medical community does not accept ultrafiltration as clinically useful, cost-effective and safe, we will not be able to successfully compete against existing pharmaceutical therapies and other device-based technologies in the treatment of fluid overload.

For the in-center market, where we sell needles and blood tubing sets, we believe that we compete favorably in terms of product quality, ease-of-use, cost effectiveness, clinical flexibility and performance. We also compete favorably in terms of branding, as Medisystems has been selling products to dialysis centers for the treatment of ESRD since 1981. We compete unfavorably in terms of sales force coverage, as we rely nearly exclusively on distributors rather than our own direct sales force.

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

Our ability to successfully market our products for the treatment of kidney failure could also be adversely affected by pharmacological and technological advances in preventing the progression of chronic ESRD and/or in the treatment of acute kidney failure, technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants. These pharmacological or technological advancements and competitive pressures in general may adversely affect our business.

Clinical Experience and Results

Significant clinical literature strongly supports that daily or more frequent hemodialysis therapy can lead to improved clinical outcomes, including lower mortality, reduction in left ventricular mass, reduction in hypertension and use of antihypertensive medications, improved nutritional status, and overall improvement in quality of life, including improvements related to overall physical and mental health, depressive symptoms, sleep, restless legs syndrome and post-dialysis recovery time.

In early 2006, we enrolled the first patient in our post-market FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study, which is designed to quantify the clinical and economic benefits of daily home therapy administered to Medicare patients with the System One versus conventional thrice-weekly dialysis. The FREEDOM study is a prospective, multi-center, observational study of 500 Medicare patients in over 70 clinical centers. The study compares Medicare patients using the System One with a matched cohort of patients from the U.S. Renal Data System, or USRDS, a database of patients treated with traditional in-center thrice weekly dialysis, to help define differences in the cost of care and patient outcomes between the daily home setting and the dialysis clinic setting. Comparing the study group of patients using the System One to a USRDS database group matched in terms of demographics, co-morbidities, geography, number of years on dialysis and other key factors should allow a valuable comparison to be made without the time and cost challenges of a crossover study, in which patients would be followed for a given time on each type of therapy.

Interim four and twelve month results from our ongoing FREEDOM study show daily home hemodialysis treatment made possible by the System One therapy significantly improves select measures of patient quality-of-life as compared to conventional, thrice-weekly in-center treatment. Specific improvements identified to date include a reduction in post-dialysis recovery time (the average time to resume normal activity), returning significant quality time to patients each week. Other benefits include a reduction in depressive symptoms, improvements in select physical and mental health quality of life factors, a reduction in antihypertensive medications, improvements in sleep and restless legs syndrome and improvements in overall quality of life and physical intimacy. These results have been published in major peer review journals including the Journal of the American Society of Nephrology and the American Journal of Kidney Disease.

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

The Frequent Hemodialysis Network (FHN) Trial Group (2010) conducted a randomized clinical trial to determine whether increasing hemodialysis frequency would result in beneficial changes in left ventricular mass, self-reported physical health, and other intermediate outcomes among patients undergoing maintenance hemodialysis. Patients were randomly assigned to undergo hemodialysis six times per week (frequent hemodialysis, 125 patients) or three times per week (conventional hemodialysis, 120 patients) for 12 months. The investigators concluded that frequent hemodialysis, as compared with conventional hemodialysis, was associated with favorable results with respect to the composite outcomes of death or change in left ventricular mass and death or change in a physical-health composite score, but prompted more frequent interventions related to vascular access.

In 2010 we completed an approved Investigational Device Exemption, or IDE, clinical study intended to support a home nocturnal indication for the System One. Enrollment started in the first quarter of 2008 and we submitted the associated 510(k) to the FDA in 2010. We met our primary safety and efficacy endpoints for the study; nevertheless, in 2011, the FDA notified us that their standards for what will be required for a home nocturnal clearance changed from what was required in our approved IDE. As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our IDE study designed to support a nocturnal indication for the System One. We re-started the trial and completed enrollment during 2013. After completion of the trial, we will resubmit an application for a home nocturnal clearance.

In addition to the FREEDOM and nocturnal studies, we have completed two significant clinical trials with the System One for ESRD therapy, a post-market study of chronic daily hemofiltration and a study under an FDA-approved IDE. We have also completed a study of ultrafiltration with the System One for fluid overload associated with congestive heart failure.

In the IDE study, we compared center-based and home-based daily dialysis with the System One. That study was a prospective, multi-center, two-treatment, two-period, open-label, cross-over study. The first phase of the study consisted of 48 treatments, six per week, in an eight-week period performed in-center, while the second phase consisted of the same number of treatments performed in an in-home setting. Between the two phases, there was a two-week transition period conducted primarily in the patient’s home. Prior to study initiation, enrolled patients were to have been on at least two weeks of daily hemodialysis with the System One in an in-center environment. The objective of the study was to evaluate equivalence on a per-treatment basis between the delivery of hemodialysis with our system in-center and at home. The result of the investigation showed that the safety and effectiveness of hemodialysis with our system was equivalent in each setting.

Research and Development

Our research and development organization has focused on developing innovative technical approaches that address the limitations of current dialysis systems and disposable products. Our development team has skills across the range of technologies required to develop and maintain dialysis systems and products. These areas include filters, tubing sets, mechanical systems, fluids, software and electronics. In response to physician and patient feedback and our own assessments, we are continually working on enhancements to our product designs to improve ease-of-use, functionality, reliability and safety and to reduce product cost. In addition, we are engaged in development activities focused around our next generation systems, including a system for peritoneal dialysis. We also seek to develop new products that supplement our existing product offerings and intend to continue to actively pursue research and development opportunities for complementary products.

In June 2013 we entered into a research and development program sponsored by the Defense Advanced Research Projects Agency (DARPA) to develop an innovative new device to treat sepsis. This program aligns well with our technology and supports our next generation product development.

For the years ended December 31, 2013, 2012 and 2011, we incurred research and development expenses of $18.9 million, $17.1 million and $14.4 million, respectively.

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

The following table lists all of our issued U.S. and international patents as of December 31, 2013.

Patent No.	Regime	Title	Issue Date	Expiration Date
5562636	US	Needle Protector Sheath	10/8/1996	7/15/2014
5562637	US	Needle Protector Sheath	10/8/1996	7/15/2014
5643190	US	Flow-Through Treatment Device	7/1/1997	1/17/2015
5704924	US	Easy Use Needle Protector Sheath	1/6/1998	1/11/2016
5772624	US	Reusable Blood Lines	6/30/1998	7/20/2015
5772638	US	Protector For Needle	6/30/1998	9/17/2016
5817043	US	Flow-Through Treatment Device	10/6/1998	1/17/2015
5824213	US	Separable Hemodialysis System	10/20/1998	9/7/2014
5895368	US	Blood Set Priming Method And Apparatus	4/20/1999	9/23/2016
5895571	US	Separable Hemodialysis System Connected By A Movable Arm	4/20/1999	9/7/2014
5951529	US	Needle Protector Sheath	9/14/1999	7/15/2014
5951870	US	Automatic Priming Of Blood Sets	9/14/1999	10/21/2017
5980741	US	Bubble Trap With Flat Side Having Multipurpose Supplemental Ports	11/9/1999	8/1/2017
5983947	US	Docking Ports For Medical Fluid Sets	11/16/1999	3/3/2017
6042570	US	Needle Point Protection Sheath	3/28/2000	5/24/2021
6051134	US	Bubble Trap Having Common Inlet/Outlet Tube	4/18/2000	3/28/2017
6089527	US	Squeeze Clamp For Flexible Tubing	7/18/2000	10/3/2017
6113062	US	Squeeze Clamp	9/5/2000	1/28/2019
6117342	US	Bubble Trap With Directed Horizontal Flow And Method Of Using	9/12/2000	11/26/2016
6165149	US	Reusable Blood Lines	12/26/2000	7/20/2015
6177049	US	Reversing Flow Blood Processing System	1/23/2001	6/10/2018
6187198	US	Automatic Priming Of Blood Sets	2/13/2001	10/21/2017
6193694	US	Needle Point Protection Sheath	2/27/2001	2/11/2019

Patent No.	Regime	Title	Issue Date	Expiration Date
6196519	US	Squeeze Clamp For Flexible Tubing	3/6/2001	10/3/2017
6206954	US	Blood Set And Chamber	3/27/2001	5/13/2018
6299589	US	Flow-Through Treatment Method	10/9/2001	1/17/2015
6319465	US	Reversing Flow Blood Processing System Having Reduced Clotting Potential	11/20/2001	6/3/2019
6344139	US	Automatic Priming Of Blood Sets	2/5/2002	10/21/2017
6387069	US	Blood Set Priming Method And Apparatus	5/14/2002	9/23/2016
6464878	US	Automatic Priming Of Blood Sets	10/15/2002	10/21/2017
6517508	US	Set For Blood Processing	2/11/2003	11/3/2019
6517522	US	Tubular Intravenous Set	2/11/2003	4/3/2020
6554789	US	Layered Fluid Circuit Assemblies And Methods For Making Them	4/29/2003	11/29/2019
6572576	US	Method And Apparatus For Leak Detection In A Fluid Line	6/3/2003	7/7/2021
6572641	US	Devices For Warming Fluid And Methods Of Use	6/3/2003	4/9/2021
6579253	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	6/17/2003	2/14/2017
6582385	US	Hemofiltration System Including Ultrafiltrate Purification And Re-Infusion System	6/24/2003	2/19/2018
6589482	US	Extracorporeal Circuits For Performing Hemofiltration Employing Pressure Sensing Without An Air Interface	7/8/2003	2/14/2017
6595943	US	Systems And Methods For Controlling Blood Flow And Waste Fluid Removal During Hemofiltration	7/22/2003	2/14/2017
6595965	US	Needle Protector Sheath	7/22/2003	7/15/2014
6596234	US	Reversing Flow Blood Processing System	7/22/2003	6/10/2018
6616635	US	Tubular Intravenous Set	9/9/2003	7/26/2020
6620119	US	Reusable Blood Lines	9/16/2003	7/20/2015
6638477	US	Fluid Replacement Systems And Methods For Use In Hemofiltration	10/28/2003	2/14/2017
6638478	US	Synchronized Volumetric Fluid Balancing Systems And Methods	10/28/2003	11/29/2019
6649063	US	Method For Performing Renal Replacement Therapy Including Producing Sterile Replacement Fluid In A Renal Replacement Therapy Unit	11/18/2003	10/7/2021
6666839	US	Reusable Blood Lines	12/23/2003	7/20/2015
6673314	US	Interactive Systems And Methods For Supporting Hemofiltration Therapies	1/6/2004	2/14/2017
6685680	US	Tapered Intravenous Cannula	2/3/2004	4/20/2019
6695807	US	Blood Flow Reversing System	2/24/2004	1/18/2022
6702561	US	Devices And Methods For Potting A Filter For Blood Processing	3/9/2004	7/12/2021
6743193	US	Hermetic Flow Selector Valve	6/1/2004	7/17/2021
6755801	US	Dialysis Pressure Monitoring With Clot Suppression	6/29/2004	12/1/2018
6830553	US	Blood Treatment Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions	12/14/2004	2/14/2017
6852090	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow	2/8/2005	12/10/2017
6955655	US	Hemofiltration System	10/18/2005	10/7/2017

Patent No.	Regime	Title	Issue Date	Expiration Date
6979309	US	Systems And Methods For Performing Blood Processing And/Or Fluid Exchange Procedures	12/27/2005	6/19/2017
7004924	US	Methods, Systems, And Kits For The Extracorporeal Processing Of Blood	2/28/2006	10/19/2018
7025744	US	Injection Site For Male Luer Or Other Tubular Connector	4/11/2006	8/12/2023
7025750	US	Set For Blood Processing	4/11/2006	11/3/2019
7040142	US	Method And Apparatus For Leak Detection In Blood Circuits Combining External Fluid Detection And Air Infiltration Detection	5/9/2006	2/9/2022
7056308	US	Medical Device With Elastomeric Penetrable Wall And Inner Seal	6/6/2006	11/1/2023
7087033	US	Method And Apparatus For Leak Detection In A Fluid Line	8/8/2006	8/22/2021
7112273	US	Volumetric Fluid Balance Control For Extracorporeal Blood Treatment	9/26/2006	10/2/2024
7147613	US	Measurement Of Fluid Pressure In A Blood Treatment Device	12/12/2006	8/29/2020
7166084	US	Blood Set Priming Method And Apparatus	1/23/2007	7/22/2017
7214312	US	Fluid Circuits, Systems, And Processes For Extracorporeal Blood Processing	5/8/2007	7/8/2022
7226538	US	Fluid Processing Apparatus	6/5/2007	1/21/2022
7267658	US	Renal Replacement Therapy Device For Controlling Fluid Balance Of Treated Patient	9/11/2007	2/24/2018
7300413	US	Blood Processing Machine And System Using Fluid Circuit Cartridge	11/27/2007	2/14/2017
7337674	US	Pressure Detector For Fluid Circuits	3/4/2008	6/14/2024
7338460	US	Blood Processing Machine Fluid Circuit Cartridge	3/4/2008	6/9/2021
7347849	US	Modular Medical Treatment Replaceable Component	3/25/2008	10/7/2022
7419597	US	Fluid, Circuits, Systems, And Processes For Extracorporeal Blood Processing	9/2/2008	6/12/2021
7470265	US	Dual Access Spike For Infusate Bags	12/30/2008	1/11/2024
7473238	US	Hemofiltration Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions	1/6/2009	8/11/2020
7544300	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	6/9/2009	1/7/2024
7569047	US	Medical Device With Elastomeric Penetrable Wall	8/4/2009	11/11/2024
7588684	US	Systems And Methods For Handling Air And/or Flushing Fluids In A Fluid Circuit	9/15/2009	7/13/2021
7591804	US	Short-Winged Needle And Guard	9/22/2009	5/24/2027
7686778	US	Waste Balancing For Extracorporeal Blood Treatment Systems	3/30/2010	7/7/2026
7749393	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	7/6/2010	1/7/2024
7758082	US	Fluid Line Connector Safety Device	7/20/2010	5/5/2028
7771379	US	Functional Isolation Of Upgradeable Components To Reduce Risk In Medical Treatment Devices	8/10/2010	7/16/2025
7776001	US	Registration Of Fluid Circuit Components In A Blood Treatment Device	8/17/2010	10/28/2023
7776219	US	Methods, Devices, And Systems For Hemodilution	8/17/2010	8/11/2021
7780619	US	Blood Treatment Apparatus	8/24/2010	11/29/2019

Patent No.	Regime	Title	Issue Date	Expiration Date
7790043	US	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	9/7/2010	7/13/2021
7892208	US	Medical Tubing Set Sheath	2/22/2011	6/12/2028
7901579	US	Blood Treatment Dialyzer/Filter For Permitting Gas Removal	3/8/2011	3/1/2026
7976711	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	7/12/2011	1/7/2024
8002727	US	Methods And Apparatus For Leak Detection In Blood Processing Systems	8/23/2011	9/24/2026
8042838	US	Fluid Line Connector Safety Device	10/25/2011	12/5/2027
8092414	US	Diaphragm Pressure Pod For Medical Fluids	1/10/2012	12/12/2029
8190651	US	System And Method For Identifying And Pairing Devices	5/29/2012	2/3/2030
8192387	US	Last-Chance Quality Check And/Or Air/Pathogen Filter For Infusion Systems	6/5/2012	10/29/2024
8202420	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	6/19/2012	1/7/2024
8210049	US	Pressure Measurement Device	7/3/2012	5/4/2031
8235931	US	Waste Balancing For Extracorporeal Blood Treatment Systems	8/7/2012	2/10/2025
8251973	US	Medical Devices And Methods For Assisting In Sub-Scab Access	8/28/2012	2/20/2029
8377039	US	Injection Site For Male Luer Or Other Tubular Connector	2/19/2013	8/12/2023
8460228	US	Methods, Devices, And Systems For Parallel Control Of Infusion Device	6/11/2013	1/9/2031
8460558	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	6/11/2013	1/7/2024
8469331	US	Filtration System For Preparation Of Fluids For Medical Applications	6/25/2013	5/21/2030
8480608	US	Methods And Apparatus For Leak Detection In Blood Processing Systems	7/9/2013	1/16/2025
8491518	US	Diaphragm Pressure Pod For Medical Fluids	7/23/2013	1/9/2026
8496625	US	Safe Needle Methods, Apparatus, And Systems	7/30/2013	10/20/2031
8506536	US	Medical Devices And Methods For Assisting In Sub-Scab Access	8/13/2013	12/12/2030
8545428	US	Filtration System For Preparation Of Fluids For Medical Applications	10/1/2013	2/14/2017
8585096	US	Fluid Line Safety Device	11/19/2013	10/26/2030
8608658	US	Method And Apparatus For Machine Error Detection By Combining Multiple Sensor Inputs	12/17/2013	1/4/2022
3809563	JP	Easy Use Needle Protector Sheath	6/2/2006	12/20/2016
3843414	JP	Needle Protector Sheath	11/8/2006	7/15/2014
4416368	JP	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	12/4/2009	11/29/2020
4117505	JP	Flow-Through Treatment Device	5/2/2008	1/16/2016
4387631	JP	Layered Fluid Circuit Assemblies And Methods For Making Them	10/9/2009	11/29/2020
4416797	JP	Improved Methods And Apparatus For Leak Detection In Blood Processing Systems	12/4/2009	11/5/2024

Patent No.	Regime	Title	Issue Date	Expiration Date
4734343	JP	Filtration System For Preparation Of Fluids For Medical Applications	4/28/2011	1/9/2026
4739019	JP	Injection Site For Male Luer Or Other Tubular Connector	5/13/2011	10/2/2023
5378203	JP	Filtration System For Preparation Of Fluids For Medical Applications	10/4/2013	4/9/2027
1235613	IT	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1425063	IT	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1691882	IT	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1838356	IT	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
2012906	IT	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
969887	GB	Hemofiltration System	11/16/2005	2/5/2018
1235612	GB	Synchronized Volumetric Fluid Balancing Systems And Methods	1/13/2010	11/29/2020
1235613	GB	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1235614	GB	Interactive Systems And Methods For Supporting Hemofiltration Therapies	8/15/2012	11/29/2020
1414543	GB	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	9/4/2013	7/8/2022
1425063	GB	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1531894	GB	Blood Treatment Machine Comprising An Air/Pyrogen Filter	8/8/2012	6/5/2023
1592494	GB	Preparing Replacement Fluid	6/24/2009	1/7/2024
1691882	GB	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1838356	GB	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
2012906	GB	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
1235613	FR	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
1235614	FR	Interactive Systems And Methods For Supporting Hemofiltration Therapies	8/15/2012	11/29/2020
1425063	FR	Method And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
1631152	FR	Method And Apparatus For Manufacturing Filters	3/10/2010	3/19/2024
1691882	FR	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
1838356	FR	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
2012906	FR	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
60045621.8	DE	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/9/2011	11/29/2020
60047429.1	DE	Interactive Systems And Methods For Supporting Hemofiltration Therapies	8/15/2012	11/29/2020
602004021672.0	DE	Preparing Replacement Fluid	6/24/2009	1/7/2024
60245474.3	DE	Systems And Methods for Handling Air And/or Flushing Fluids In A Fluid Circuit	9/4/2013	7/8/2022

Patent No.	Regime	Title	Issue Date	Expiration Date
60341758.2	DE	Blood Treatment Machine Comprising An Air/Pyrogen Filter	8/8/2012	6/5/2023
602004029077.7	DE	Apparatus For Leak Detection In Blood Processing System	9/8/2010	11/5/2024
602006017654.6	DE	Filtration System For Preparation Of Fluids For Medical Applications	10/20/2010	1/9/2026
60043710.8-08	DE	Synchronized Volumetric Fluid Balancing Systems And Methods	1/13/2010	11/29/2020
602007008395.8	DE	Tubing Clamp For Medical Applications	8/11/2010	4/9/2027
60237621.1	DE	Methods And Apparatus For Leak Detection In A Fluid Line	9/8/2010	7/8/2022
2153091	CA	Needle Protector Sheath	1/29/2008	7/15/2014
2530440	CA	Medical Device With Elastomeric Penetrable Wall And Inner Seal	8/10/2010	6/28/2024
2593580	CA	Filtration System For Preparation Of Fluids For Medical Applications	11/23/2010	1/9/2026
717410	AU	Easy Use Needle Protector Sheath	7/6/2000	12/20/2016
743589	AU	Easy Use Needle Protector Sheath	5/16/2002	12/20/2016

In addition to the issued patents and pending patent applications owned by us, in the U.S. and select non-U.S. markets, we possess trade secrets and proprietary know-how relating to our products. Any of our trade secrets, know-how or other technology not protected by a patent could be misappropriated, or independently developed by, a competitor and could, independently invented and patented by a competitor, under some circumstances, be used to prevent us from further use of such information, know-how or technology.

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

We require our employees, consultants and advisors to execute confidentiality agreements with us. We also require our employees to agree to disclose and assign to us all inventions conceived by them during their employment with us. Similar obligations are imposed upon consultants and advisors performing work for us relating to the design or manufacture of our products. Despite efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Manufacturing

The manufacture of our products is accomplished through a complementary combination of outsourcing and internal production. We have manufacturing facilities in Mexico, Germany and Italy. At our facility in Tijuana, Mexico, we manufacture System One equipment and disposables and In-Center bloodlines, and we service System One equipment. We manufacture our dialyzer filters at a facility in Germany owned by Asahi and operated by us, and we perform molding activities at our facility in Italy. We outsource the manufacture of premixed dialysate, needles and some components.

We depend upon a number of single-source suppliers for certain of our raw materials, components, finished goods and sterilization services, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags. Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Where obtaining a second source is more difficult, we have tried to establish supply agreements that better protect our continuity of supply, although we do not have supply agreements with all of our single-source suppliers. Where we have no agreements in place, we work, to the extent economically feasible, to maintain enough inventory of the single-sourced component to allow us to, if needed, satisfy our requirements for the component while we secure an alternative source of supply. Some of our most critical single-source supply relationships are with Membrana, Kawasumi and Laboratorios PiSA S.A. de C.V.

Membrana is our sole supplier of the fibers used in our filters for our System One products under an agreement that expires in December 2023. We are contractually prevented from obtaining an alternative source of fiber for our System One products through 2016. Our relationship with Asahi could afford us back-up supply in the event of an inability to supply by Membrana, however, switching to Asahi fiber at this time would likely entail significant delays and difficulties. We do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the U.S. Additionally, the performance of Asahi fiber in our System One has not yet been validated.

Kawasumi is the only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2017, with opportunities to extend the term beyond that date. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the near-term.

Laboratorios PiSA is our sole supplier of premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2019, with opportunities to extend the term beyond that date. While we can also purchase premixed dialysate from other qualified suppliers, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would impair our business, at least in the near-term.

Government Regulation

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market and, for our NxStage Kidney Care dialysis centers, the manner in which we administer and submit claims for patient care. In the foreign countries in which we market and sell our products, we are subject to local regulations affecting, among other things, design and product standards, packaging and labeling and promotion requirements.

Food and Drug Administration

In the U.S., our products are subject to regulation by the FDA, which regulates our products as medical devices. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

Unless an exemption applies, all medical devices must receive either 510(k) clearance or pre-market approval, or PMA, from the FDA before they may be commercially distributed in the U.S.

The FDA classifies medical devices into one of three classes:

•

Class I devices, which are subject to only general controls (e.g., labeling, medical devices reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) pre-market clearance requirements;

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

We received our first clearance from the FDA for a predecessor model to the System One in January 2001 for hemofiltration and ultrafiltration. In July 2003, we received expanded clearance from the FDA for the System One for hemodialysis, hemofiltration and ultrafiltration. In June 2005, we received FDA clearance specifically allowing us to promote home hemodialysis using the System One. In October 2010, we received FDA clearance for our therapeutic plasma exchange cartridge for use with the NxStage System One in a clinical environment. To date we have received 32 product clearances from the FDA since our inception in December 1998 for our System One and related products. We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance before market launch.

We have received a total of 27 product clearances to market Medisystems products that support the in-center market. These clearances, the first of which was received in 1981, cover blood tubing sets used for hemodialysis, needle sets used in hemodialysis and apheresis, and other components such as intravenous administration sites, medics and transducer protectors, used primarily for hemodialysis.

FDA Clearance Procedures

510(k) Clearance Pathway.    When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to (1) a device that was legally marketed prior to May 28, 1976 and for which the FDA has not yet required pre-market approval; (2) a device which has been reclassified from Class III to Class II or I; or (3) a novel device classified into Class I or II through de novo classification. If the FDA agrees that the device is substantially equivalent to the predicate, it will subject the device to the same classification and degree of regulation as the predicate device, thus effectively granting clearance to market it. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission of the notification (or in some instances 30 days under what is referred to as a “special” 510(k) submission), but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, pre-market clearance can take significantly longer, including up to one year or more.

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that constitutes a major change in its intended use, would require a new 510(k) clearance or could require pre-market approval. In the first instance, the manufacturer may determine that a change does not require a new 510(k) clearance. The FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or pre-market approval is obtained.

Pre-market Approval Pathway.    A pre-market approval application must be submitted if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive information including, but not limited to, technical data, preclinical and clinical trials, manufacturing details and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After the FDA determines that a pre-market approval application is complete, the FDA accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted pre-market approval application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations. New pre-market approval applications or supplemental pre-market approval applications are required for modifications that affect the safety or effectiveness of the device. These types of changes include changes to the manufacturing process, labeling, use and design of the approved device. PMA supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials.    A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials for devices that involve significant risk, referred to as significant risk devices, require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the institutional review board, or IRB, overseeing the clinical trial. If the FDA fails to respond to an IDE application within 30 days of receipt, the application is deemed approved, but IRB approval would still be required before a study could begin. Products that are not significant risk devices are deemed to be “non-significant risk devices” under FDA regulations, and are subject to abbreviated IDE requirements, including informed consent, IRB approval of the proposed clinical trial and submission of certain reports to the IRB. Clinical trials are subject to extensive recordkeeping and reporting requirements. Our clinical trials must be conducted under the oversight of an IRB at each clinical study site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice requirements.

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

MDR Regulations.    The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to a death or serious injury. To date, a majority of our MDR reports had been submitted to comply with the FDA’s blood loss policy for routine dialysis treatments. This policy, which is no longer in effect, required manufacturers to file MDR reports related to routine dialysis treatments if the patient experienced blood loss greater than 20cc.

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

Clearance or approval of our products by regulatory authorities comparable to the FDA, or in the case of the EU the affixing of the CE mark, may be necessary in foreign countries prior to marketing the product in those countries, whether or not FDA clearance has been obtained. The regulatory requirements for medical devices vary significantly from country to country. They can involve requirements for additional testing and may be time consuming and expensive. We cannot provide assurance that we will be able to obtain regulatory approvals in any other markets or be able to affix the CE mark to new products in the EU.

In the specific case of the EU, manufacturers of medical devices are required to conduct an assessment of the conformity of the devices with the Essential Requirements found in Annex I to Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, commonly known as the Medical Devices Directive, and to affix a CE Mark to these devices prior to marketing these within the EU. The Essential Requirements govern the quality, safety and performance of the medical devices. The classification of individual medical devices will determine whether the participation by a notified body in the conformity assessment process will be necessary. Notified bodies are private organizations that are licensed by the competent authorities of individual EU Member States to conduct conformity assessment procedures and to verify the conformity of manufacturers and their medical devices with the Essential Requirements.

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

The Medical Devices Directive requires manufacturers to maintain a Technical File related to their products. Manufacturers must also comply with quality system requirements set forth in the Annexes to the Medical Devices Directive. Such compliance can be facilitated by, among other things, a certificate of compliance with ISO 13485:2003. Through compliance with the ISO 13485:2003 standard, manufacturers benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to Medical Devices Directive.

CE Certificates of Conformity have been issued in relation to all of our products that require such certificates and we have affixed a CE mark to these products. However, if we introduce any substantial change to any of our CE marked medical devices in the EU this may require an additional conformity assessment process in relation to the substantial changes and modification or preparation of new CE Certificates of Conformity and Declarations of Conformity. “Substantial changes” include the introduction of a new intended purpose for the medical device, a change in its design or a change in the device quality management system. There is little guidance concerning modifications that should be considered a substantial change. As the manufacturer of the medical device we would have sole responsibility for determining whether any modification constitutes a substantial change. There is a risk that the competent authorities of the EU Member States or our notified body may disagree with our assessment of the changes introduced to our products. The competent authorities of the EU Member States or our notified body may also come to a different conclusion than the FDA concerning any change made to our products.

In the EU we must comply with a number of regulatory requirements for products that have been CE marked and placed on the market relating to:

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

The System One cycler and related cartridges are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU under the Medical Device Directive. We have received four product licenses from Canada. We have conducted a conformity assessment and affixed the CE mark in the EU to our System One and associated ancillaries.

Our blood tubing sets, AV fistula needles, apheresis needles, and other ancillary products are regulated as medical devices in Canada under the Canadian Medical Device Regulations and in the EU under the Medical Device Directive. We maintain six Medical Device Licenses in Canada under the Medisystems brand name for these products. We have conducted a conformity assessment and affixed the CE mark in the EU for AV fistula needles, apheresis needles, and other ancillary products.

Fraud and Abuse Laws

U.S. federal healthcare laws apply when our customers and NxStage Kidney Care dialysis centers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded healthcare programs. The principal federal fraud and abuse laws include: (1) the Anti-Kickback Statute, which prohibits the offer or payment of any remuneration for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded healthcare program; and (3) criminal healthcare fraud statutes that prohibit false statements and improper claims to any third-party payors. There are often similar state anti-kickback and false claims laws that apply to state-funded Medicaid and other healthcare programs, as well as to private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the laws of that country.

Similar laws are increasingly being introduced in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One such example is the UK Bribery Act. Payments made to physicians in certain EU Member States must also be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer or competent professional organization or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational harm, public reprimands, administrative penalties, fines or imprisonment.

Anti-Kickback Statutes

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

Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of medical device manufacturers and other healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions.

In addition to the federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

The national legislation of many foreign countries includes provisions equivalent in content and consequences to the federal Anti-Kickback Statute and the Sunshine Act.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. In addition, medical device manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused the submission of false claims, including through arrangements that violate the Anti-Kickback Statute. The federal False Claims Act also includes whistleblower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to the sales and marketing practices of pharmaceutical and medical device manufacturers have been cases brought under the False Claims Act. Violations of The Ethics in Patient Referrals Act, commonly known as the Stark Act, can also form the basis for False Claims Act liability. The Stark Act generally prohibits a physician from referring a patient to an entity for certain designated health services payable by Medicare or Medicaid when the physician has a financial relationship with the entity, such as an investment interest or a medical directorship. While outpatient dialysis services and most drugs furnished by our NxStage Kidney Care dialysis centers are excluded from the Stark Act’s prohibitions on self-referrals, certain outpatient prescription drugs may be subject to the Stark Act.

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

Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Thus, it is possible that governmental entities or other third parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If a claim were asserted against us for alleged non-compliance with fraud and abuse laws or other healthcare laws, and we were not to prevail, possible penalties and sanctions could have a material effect on our financial condition and ability to conduct our operations.

Privacy and Security

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, state breach notification laws, and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business.

We are also subject to laws and regulations in foreign countries covering the privacy and other regulation of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data securities breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws.

Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.

Reimbursement

Home and In-Center Markets

Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We sell or rent our System One and sell our needles and blood tubing sets to dialysis clinics. These clinics, in turn, are reimbursed by Medicare, Medicaid and private insurers. According to the 2013 USRDS Annual Data Report, Medicare is the primary payor for approximately 84% of prevalent dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 10% of patients are covered by commercial insurance with Medicare as the secondary payor, with the remaining 16% of patients classified by the USRDS as “other” or “unknown.” Certain centers have indicated that the NxStage more frequent home dialysis therapy attracts a higher percentage of commercial insurance patients than other forms of dialysis.

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

Medicare generally is the primary payor for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payor for ESRD patients during the 30-month period under certain circumstances. Medicare remains the primary payor when an individual becomes eligible for Medicare on the basis of ESRD if (1) the individual was already age 65 or over or was eligible for Medicare based on disability and (2) the individual’s private insurance coverage is not by reason of current employment or, if it is, the employer has fewer than 20 employees (in the case of eligibility by reason of age) or fewer than 100 employees (in the case of eligibility by reason of disability). The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both ESRD and age, or disability, have been the subject of frequent legislative and regulatory changes and there can be no assurance that these rules will not be unfavorably changed in the future.

When Medicare is the primary payor for services furnished by dialysis clinics, it reimburses dialysis clinics for 80% of the allowable rate, leaving the secondary insurance or the patient responsible for the remaining 20%.

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents iron and Vitamin D). The bundled payment is calculated by adjusting a base payment rate per treatment session to account for geographic variations in labor costs and patient and facility characteristics. The prospective payment system replaced the former system, which paid facilities a composite rate for a defined set of items and services, while paying separately for dugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fees for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a care partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired.

Medicare has switched from having intermediaries determine medical justification to having Medicare Administrative Contractors determine medical justification and is still in the process of further consolidating the jurisdictions covered by such contractors. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, adoption of our System One in the home market may be impaired.

Based on an analysis of historical Medicare payment files by the University of Michigan Kidney Epidemeology and cost Center, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare Administrative Contractor/Fiscal Intermediary policies, as well as from varying center billing practices. Currently, only three of the Medicare Administrative Contractors have formal Local Coverage Determinations (LCDs); the majority do not have a formal policy and thus review claims on a case-by-case basis. As there is no consistent national standard for obtaining medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of home hemodialysis at rates more consistent with what is deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize.

A stated goal of the ESRD prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training. CMS increased the payment rate for home dialysis training by 50% effective January 1, 2014. We do not know yet what effect this increase will have on use of home hemodialysis.

As part of the American Taxpayer Relief Act of 2012 Congress delayed CMS’s plan to expand the prospective payment system’s single bundled payment to include oral medications until 2016 and further instructed CMS to recalculate the base payment rate under the ESRD prospective payment system for services furnished on or after January 1, 2014 to account for changes in utilization of renal dialysis drugs since the ESRD prospective payment system was implemented. In response, CMS has enacted a 12% reduction to the base payment rate that will be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. This change could affect the adoption of home and more frequent hemodialysis, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities.

Since April 1, 2013, Medicare payments to providers and suppliers for dialysis and related services have been reduced by 2% due to the automatic spending cuts (known as “sequestration”) required by U.S. federal legislation. These cuts adversely impact Medicare payment for all dialysis treatments and could affect adoption of home and more frequent hemodialysis.

Medicaid.    Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured. For those who are eligible, the programs serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage, such as self-administered outpatient prescription medications, that is not covered by Medicare. For ESRD treatment, state regulations generally follow Medicare reimbursement levels and coverage without any co-insurance amounts, which is pertinent mostly for the three-month waiting period for Medicare coverage. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.

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

Critical Care

For Medicare patients, both acute kidney failure and fluid overload therapies provided in an in-patient hospital setting are reimbursed under a traditional Medicare severity diagnosis related group system. Under this system, reimbursement is determined based on a patient’s primary diagnosis and is intended to cover all of the hospital’s costs of treating the patient. The presence of acute kidney failure or fluid overload increases the severity of the primary diagnosis and, accordingly, could increase the amount reimbursed. Longer hospitalization stays and higher labor needs, which are typical for patients with acute kidney failure and fluid overload, must be managed for care of these patients to be cost-effective. We believe that there is a significant incentive for hospitals to find a more cost-efficient way to treat these patients in order to improve hospital economics for these therapies.

Reimbursement Outside of the U.S.

The use of our products outside the U.S. is similarly affected by reimbursement policies adopted by foreign regulatory agencies, government managed health care systems and private insurance. Reimbursement for the treatment of patients using medical devices in the EU Member States is governed by complex mechanisms established on a national level in each country. These mechanisms vary widely among the EU Member States. Moreover, these mechanisms evolve constantly, reflecting the efforts of these countries to reduce public spending on healthcare. As a result, obtaining reimbursement for the treatment of patients using medical devices has become more and more challenging. We cannot, therefore, guarantee that the treatment of patients with our products would be reimbursed in any EU Member State.

The rules on the coverage and reimbursement of medical devices outside the U.S. and EU vary widely from country to country and often from hospital to hospital. In addition, healthcare reform proposals and medical cost containment measures in many foreign countries could, among other things, limit the use of our products and treatments in those countries and further reduce reimbursement available for such use or eliminate coverage altogether. These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments within these regions.

Our Employees

As of December 31, 2013, we had approximately 3,200 employees, including full-time, part-time and seasonal or temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations. Most of our employees are involved in the manufacture of our products and are employed outside of the U.S., with the significant majority employed in Mexico.

Executive Officers

Our executive officers as of March 3, 2014 were as follows:

Jeffrey H. Burbank, 51, is our Chief Executive Officer and a member of our Board of Directors and has served in these positions since he founded the company in December 1998. Mr. Burbank has over 25 years of in-depth management experience with companies developing, marketing and manufacturing products for ESRD patients. He has led NxStage since its inception, guiding it through all of its developmental phases to the successful initiation and rapid growth of commercial activities, its initial public offering, and the acquisition of Medisystems Corporation. Prior to founding NxStage, Mr. Burbank co-founded Vasca, Inc., a company providing innovative implantable access devices, where he was the President and Chief Executive Officer, as well as Chairman of the Board. He gained significant renal industry experience during his nine years in the Renal Division at Gambro, Inc., a medical technology company, with his last position as Director of Marketing and Advanced Technologies. During his career he has been an inventor on over 50 U.S. patents for medical devices. Mr. Burbank received his BS in Industrial Engineering from Lehigh University.

Robert S. Brown, 55, is the President of NxStage Kidney Care and has served in this position since June 2013. Before that, he served as our Senior Vice President, Chief Financial Officer and Treasurer since 2006. Mr. Brown has more than 20 years of financial experience. Prior to joining NxStage, Mr. Brown held several leadership positions in the financial group of Boston Scientific Corporation, a medical device company, including Vice President, Corporate Analysis & Control, where he and his team were responsible for the company’s financial, compliance, and operational audits and reported directly to the audit committee of the board of directors. Mr. Brown also served as Vice President, International at Boston Scientific where he was responsible for the financial functions of the company’s $2.5 billion international division in over 40 countries. Previous experience also includes financial reporting and special projects at United Technologies, a high technology manufacturer, and public accounting and consulting at Deloitte & Touche, an auditing firm. Mr. Brown received his BBA from The University of Toledo and his MBA from The University of Michigan. He is also a Certified Public Accountant.

Winifred L. Swan, 49, is our Senior Vice President and General Counsel and has served in these positions since January 2005. Before that, she served as our Vice President and General Counsel since November 2000. Ms. Swan has over 20 years of legal expertise in medical devices. Prior to joining NxStage, Ms. Swan was Senior Corporate Counsel at Boston Scientific Corporation, a medical device company, where she focused on mergers and acquisitions and business development transactions. Before that, she was an associate at Goodwin Procter LLP, a law firm, specializing in corporate and securities law. Prior to law school, Ms. Swan served as a financial analyst in the Capital Markets Group of Merrill Lynch, a financial management and advisory company. Ms. Swan received a BA in Economics and Public Policy from Duke University and her JD from the University of Pennsylvania.

Matthew W. Towse, 51, is our Senior Vice President, Chief Financial Officer and Treasurer and has served in these positions since July 2013. Mr. Towse has over 25 years of experience in global financial management with both public and private companies across multiple industries. Prior to joining NxStage, he served as Vice President and Chief Financial Officer of Vette Corp., a venture-capital backed global design, engineering and manufacturing technology company from 2006 until its acquisition by a strategic buyer in April 2012. From 2003 to 2005, he served as Senior Vice President and Chief Financial Officer of Fairchild Semiconductor International, Inc. Previously, Mr. Towse served as Fairchild’s Vice President and Corporate Treasurer from 1997 to 2003, and held various financial positions with National Semiconductor from 1991 to 1997 before becoming part of the team that spunoff Fairchild from National. Earlier in his career, Mr. Towse was an audit manager with Ernst & Young LLP, an auditing firm, and most recently, he served as an Interim Chief Financial Officer with Tatum, LLC, an executive services firm. Mr. Towse is a Certified Public Accountant and received his BBA from the University of Notre Dame.

Joseph E. Turk, Jr., 46, is our President and has served in this position since November 2013. Before that, Mr. Turk served as our President of North American Operations from December 2010 to November 2013, Senior Vice President, Commercial Operations from January 2005 to December 2010 and Vice President, Sales and Marketing from May 2000 to January 2005. Mr. Turk brings a strong strategy and market development background to NxStage. Prior to joining NxStage, he served as Director of New Business Development at Boston Scientific Corporation, a medical device company. Before that, he was one of the leaders of the Midwest Health Care and Biotechnology Practice of McKinsey & Company, a management consulting firm, as a Senior Engagement Manager in the firm’s Chicago office. Mr. Turk received an AB in Economics from Wabash College and his MBA in Marketing and Finance from Northwestern University’s J.L. Kellogg School.

Where To Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.nxstage.com) under the “Investor Relations” subsection of the “Our Company” section of the site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the rules of the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

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

Risks Related to our Business

We expect to derive most of our future revenues from the System One and related products.

We expect to derive most of our future revenues from the sale or rental of our System One and the related products used with the System One, with the remainder of our revenues largely coming from the sale of a few key disposable products, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues and business prospects will be adversely impacted.

The home hemodialysis market may be smaller than we expect and may be slow to develop.

We believe our largest product market opportunity is the home dialysis market. However, this market is presently very small and adoption of home hemodialysis therapies has been limited. Currently, less than 10% of U.S. chronic dialysis patients receive some form of dialysis treatment at home, with most of such patients receiving peritoneal dialysis rather than home hemodialysis. Most dialysis clinics presently do not have the infrastructure to support a significant home hemodialysis patient population. Our growth depends on a significant shift in patients’ and the medical community’s understanding and view of home hemodialysis, and will require a substantial increase in the number of patients who adopt home hemodialysis, physicians who are willing to prescribe home hemodialysis, and dialysis clinics that are able and willing to establish and support home hemodialysis. We recently opened a small number of dialysis centers focused on supporting home therapy with NxStage technology as part of our market development activities to increase home therapy access, but these efforts ultimately may not be successful in expanding the market for our products.

Because nearly all our home hemodialysis patients are also receiving dialysis more frequently than the traditional thrice weekly treatment, market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis clinics obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week, which is discussed in the immediately following risk factor. New regulations particularly impacting home hemodialysis technologies may impede further market expansion of the System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services released new Conditions for Coverage that imposed water testing requirements on patients using our PureFlow SL product. These water testing requirements increased the burden of our therapy for patients and may have impaired market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced that are unique to the home environment, market adoption of the System One could be further impaired.

We are in a developing market and we will need to continue to devote significant resources to developing the home market without any assurances that our efforts will be successful.

Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home hemodialysis products, and adverse changes to reimbursement would likely impede the adoption or continued sale of our home products.

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. One reimbursement study showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis. The total number of treatments paid varied across Medicare Administrative Contractors and Fiscal Intermediaries, but there was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. This variance arises from differing policies of Medicare Administrative Contractors and Fiscal Intermediaries, as well as from varying center billing practices. Currently, only three of the Medicare Administrative Contractors have formal local coverage determinations; the majority do not have a formal policy and thus review claims on a case by case basis. Some customers may not receive or pursue additional reimbursement in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize.

In 2011, the Centers for Medicare and Medicaid Services implemented a new prospective payment system for dialysis treatment. Under the new prospective payment system, the Centers for Medicare and Medicaid Services makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs frequently administered to dialysis patients. The bundled payment is calculated by adjusting a base payment rate per treatment session to account for geographic variations in labor costs and patient and facility characteristics. This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. A stated goal of the new prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

As part of the American Taxpayer Relief Act of 2012, Congress instructed the Centers for Medicare and Medicaid Services to recalculate the base payment rate under the prospective payment system for services furnished in 2014 and thereafter to account for changes in utilization of renal dialysis drugs since the prospective payment system was implemented. In response, the Centers for Medicare and Medicaid Services has enacted a 12% reduction to the base payment rate that will be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. This change could affect the adoption of home and more frequent hemodialysis, particularly if our customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities.

We have a history of net losses and a significant accumulated deficit, and we may be unable to become profitable or to maintain profitability once we achieve it.

Since inception, we have incurred negative operating margins and losses every quarter. At December 31, 2013, we had an accumulated deficit of approximately $363.5 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. Achieving gross profit improvements will depend upon our ability to introduce additional process improvements and product design changes, further rationalize our manufacturing operations and supply chain, realize additional economies of scale, and continue to improve product reliability. We may not be successful at these and other cost reduction initiatives, and cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability.

Our customers in the System One and In-Center segments are highly consolidated and have concentrated buying power.

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

Additionally, Fresenius is not only a dialysis service provider, it is also the leading manufacturer of dialysis equipment worldwide. In February 2011, Fresenius obtained clearance for its 2008K@home hemodialysis system for use in home therapy. DaVita does not manufacture dialysis equipment, but has certain dialysis supply purchase obligations to Gambro, a dialysis equipment manufacturer and subsidiary of Baxter, under a product supply agreement. Fresenius may choose to offer its dialysis patients only the dialysis equipment Fresenius manufactures, including its 2008K@home system. DaVita may choose to offer its dialysis patients the equipment it contractually agreed to offer in its agreement with Gambro. Fresenius and DaVita may also choose to otherwise limit access to the equipment manufactured by competitors. DaVita is our most significant customer, and we expect it to continue to be for the foreseeable future. Fresenius is our second largest customer in the System One segment. Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, our agreements with DaVita, Fresenius and other large customers are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow, and we cannot predict what impact Fresenius’ 2008K@home system will have on our sales to Fresenius in the home market or our overall performance in the home market going forward. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the establishment of our NxStage Kidney Care dialysis centers, would have a significant adverse impact on our home market revenues, especially in the near term.

The partial or complete loss of sales to DaVita, a key customer for our System One and In-Center product lines, would materially impair our financial results, at least in the near term.

DaVita is our most significant customer. Over 40% of home patients using the System One are DaVita patients. Direct sales to DaVita represented 32% of our System One segment revenues during 2013. In addition, sales of products through distributors to DaVita accounted for approximately half of In-Center segment revenues during 2013. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015 and our needle purchase agreement with DaVita extends through the end of 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. In addition, we have a distribution agreement in the U.S. with Gambro that extends through the end of 2015, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of our product lines would adversely affect our business, at least in the near term.

We face additional risks from the acquisition or development of new lines of business, including in connection with establishing our NxStage Kidney Care dialysis centers.

In the course of evaluating growth opportunities, we may acquire or develop a new line of business or products. For example, we recently began establishing NxStage Kidney Care dialysis centers, which are dialysis centers focused on the provision of home therapy and flexible in-center options. The first two NxStage Kidney Care dialysis centers opened during the second half of 2013, and we have plans to open additional centers in 2014. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business and recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business.

If we make any strategic businesses acquisitions, we may encounter substantial integration risks that may prevent us from realizing the anticipated benefits of our acquisitions. These risks include:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	disruption of our ongoing business and distraction of management;

•

difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	loss of key employees of the acquired company; and

•	inaccurate assumptions of the acquired company’s product quality or product reliability.

Failure to manage the risks associated with the development and implementation of new businesses or strategies could materially and adversely affect our business, results of operations and financial condition.

Our NxStage Kidney Care dialysis centers introduce significant new risks to our business.

In addition to implicating some of the same business and regulatory risks as are applicable to our medical products business (including in particular risks related to Medicare reimbursement rates and related risks such as product liability), establishing our NxStage Kidney Care dialysis centers requires that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers are subject to extensive government regulations, including:

•	Medicare and Medicaid payment rules, including coverage rules that limit the clinical circumstances under which payment will be made for more frequent dialysis treatments;

•	anti-kickback and related laws prohibiting payments and other remuneration intended to influence the referral of health care business or selection of a provider;

•	antitrust laws;

•	prohibitions on submitting false claims for government reimbursement;

•	laws regarding the use and disclosure of patient health information; and

•	laws regarding the storage and administration of pharmaceuticals.

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

Our System One is currently the only portable system specifically indicated for use in the home market in the United States. There is a non-portable product on the market with a home clearance in the United States, and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive with our System One in the home market. In 2011, Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, obtained clearance for its 2008K@home hemodialysis system for use in home chronic therapy. Fresenius has indicated that it is seeking clearance for its sorbent technology within the critical care setting. Fresenius has also suggested that it would seek clearance for its Portable Artificial Kidney to market in the United States for in-center use. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC for the development of a new home hemodialysis system. Baxter has commented that it obtained CE marking for this system in the European Union in December 2013, for which it plans a limited launch in Europe in 2014, followed by a broader launch in Europe in 2015. Baxter has also indicated that it expects to complete additional clinical studies and to file for regulatory approval for a home hemodialysis nocturnal indication in the U.S. in late 2015. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but the introduction of additional viable products to the home market could adversely affect our sales and growth. We are also unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

Our System One in the critical care market competes against Gambro, a subsidiary of Baxter, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and personnel resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, including Fresenius which owns and operates a chain of dialysis clinics. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, demonstrated most recently by Baxter’s acquisition of Gambro, may exacerbate these risks.

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

Our ability to successfully market our products could also be adversely affected by pharmacological and technological advances in preventing the progression of end-stage renal disease or in the treatment of acute kidney failure or fluid overload. If we are unable to effectively respond to and compete against competitors, alternative treatments and pharmacological and technological advances, it will be difficult for us to expand the market for, and achieve significant sales of, our products.

Our continued growth is dependent on our development and successful commercialization of new and improved products.

Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products, including without limitation the next generation System One, or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological, regulatory or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. Our developments may not keep pace with the marketplace and our new or improved products may not adequately meet the requirements of the marketplace.

The success and growth of our business will depend upon our ability to achieve expanded market acceptance of our System One.

In the home market, we have to convince five distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis clinics, nephrologists, dialysis nurses, patients and payors (private payors and Medicare), that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince most of the same constituencies that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business.

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

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients such as the Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis clinic, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors.

If we are unable to convince additional hospitals and healthcare providers of the benefits of our products for the treatment of acute kidney failure and fluid overload, we will not be successful in increasing our market share in the critical care market.

We sell the System One in the critical care market for use in the treatment of kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the intensive care unit. We will need to convince hospitals and healthcare providers that using the System One is as effective as using conventional or intensive care hemodialysis systems for treating acute kidney failure or fluid overload and that it provides advantages over conventional or intensive care systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the critical care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase other risks that affect our business.

Global macro-economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which can negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels, and in foreign countries, for comprehensive reforms affecting the availability of and reimbursement for healthcare services in the United States and other countries. These initiatives have ranged from fundamental changes to federal and state healthcare reimbursement programs, such as providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In 2010, comprehensive health care reform legislation was passed that, among other things, imposes a 2.3% excise tax on domestic sales of certain medical devices. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the United States since the beginning of 2013. This legislation also applies a productivity adjustment to the Medicare payment rates which has resulted in a 12% reduction to the base payment rate that will be implemented over a three - to four-year transition period, with overall payments for 2014 remaining unchanged. This change could affect the adoption of home and more frequent hemodialysis in the future, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities. Additional healthcare reforms in the United States may have a material adverse effect on our financial condition and results of operations.

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

If we are unable to maintain strong product reliability for our products, we may be unable to grow our business and achieve profitability.

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

We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could also lead us to incur additional costs in the near-term, which would negatively impact our gross profits in the near term.

We have a significant amount of System One field equipment, and our inability to effectively manage this asset could negatively impact our working capital requirements and future profitability.

Because our home market relies upon an equipment service swap model and, for some of our customers, an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. Both approaches require that we maintain a significant level of field equipment of our System One and PureFlow SL hardware. In addition, our gross margins may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could incur increased costs, realize increased cash requirements and have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.

If kidney transplantation becomes a viable treatment option for more patients with end-stage renal disease, or if medical or other solutions for renal replacement become viable, the market for our products may be limited.

While kidney transplantation is the treatment of choice for most patients with end-stage renal disease, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older patients. The development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants or any other advances in kidney transplantation could limit the market for our products and services. The development of viable medical, pharmaceutical, or other solutions for renal replacement or prolonging kidney life may also limit the market for our products and services.

We may be subject to litigation claims from time to time.

From time to time, we are threatened with individual actions involving our business, including without limitation products liability, employment, intellectual property, commercial and tort claims. The manufacture and marketing of medical devices, in particular, has an attendant risk of product liability claims. If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Any claims made against us could adversely affect our reputation, which could damage our position in the market. Claims can also be time consuming, distracting, and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.

While we maintain insurance at levels deemed adequate by management, future claims could exceed our insurance coverage.

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, malpractice related to our NxStage Kidney Care dialysis centers, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims, however, may be brought against us that result in court judgments or settlements that exceed the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance.

We face risks associated with having international operations, and if we are unable to manage these risks effectively, our business could suffer.

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the Euro, Peso, Yen and Thai Baht. To mitigate our foreign currency exposure we engage in hedging transactions on Peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increase compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. Our risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of increased violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

Our In-Center segment relies heavily upon third-party distributors.

The majority of our products for the in-center market are sold through several distributors, which collectively account for substantially all of our in-center revenues, with Gambro (a subsidiary of Baxter) and Henry Schein being our most significant distributors. The loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

Unless we can demonstrate sufficient product differentiation in our In-Center segment products, we will continue to be susceptible to further pressures to reduce product pricing and more vulnerable to the loss of our blood tubing set or needle business to competitors in the dialysis industry.

Our blood tubing set and needle businesses have historically been commodities businesses. Our products continue to compete favorably in the dialysis blood tubing set and needle business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our Streamline blood tubing set, MasterGuard needle, ButtonHole needle or products that we introduce in the future, we may be susceptible to further pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.

The success of our business depends on the services of each of our senior executives as well as certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect our business.

Our success has always depended upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development and manufacturing executives and managers. Much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. We maintain key person insurance for only our Chief Executive Officer.

Risks Related to the Regulatory Environment

We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

Our products are medical devices subject to extensive regulation in the United States. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved Investigational Device Exemption clinical study intended to support a home nocturnal indication for the System One and submitted the associated 510(k) to the FDA. Although we met our primary safety and efficacy endpoints for the study, the FDA notified us that their standards for what will be required for a home nocturnal clearance changed from what was required in our approved Investigational Device Exemption. As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our Investigational Device Exemption study designed to support a nocturnal indication for the System One. We have re-started the trial and completed enrollment during 2013. After completion of the trial, we will resubmit an application for a home nocturnal clearance. We cannot be certain when this or other clearances will be obtained. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our future products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and the ability to sell and promote our products.

Our products are also subject to extensive regulation in foreign markets in which we are currently present or which we may wish to enter. The regulatory approval process outside the United States exposes us to many of the same risks associated with obtaining FDA clearance. Accordingly, we may be unable to obtain foreign regulatory approvals on a timely basis, if at all, which would limit our market expansion goals, and any existing foreign regulatory approvals may be curtailed, suspended or withdrawn, which would adversely affect our business. In addition, the regulatory approval procedure in foreign markets varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA clearance process and are not superseded by obtaining clearance or approval from the FDA or another country’s regulatory authority. In certain foreign markets, some of our products are classified as drugs rather than medical devices, requiring that we demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay our entry into such markets.

New regulations affecting our business are periodically adopted in the United States and in other countries. These regulations may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. For example, extensive revisions to current EU medical device legislation will impose significant additional obligations beginning in July 2014. If we are unable to comply with such new obligations within the applicable deadlines, we may need to suspend, curtail or otherwise modify our selling and marketing efforts in the European Union. Any additional regulatory developments in the European Union or elsewhere may adversely affect our ability to market our existing products or introduce new products in a timely manner, which would have a negative impact on our business.

Modifications to our marketed devices may require new regulatory clearances or pre-market approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.

In the United States, modifications to a 510(k) cleared device that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, require the submission of another 510(k)

pre-market notification to address the change. Although in the first instance we may determine that a change does not rise to a level of significance that would require us to make a pre-market notification submission, the FDA may disagree and require such a submission. If the FDA requires us to submit a 510(k) for any modification to a previously cleared device, we may be required to cease marketing the device, recall it, and not resume marketing until we obtain clearance from the FDA for the modified version of the device, and may be subject to fines or other sanctions for failing to obtain such clearance in advance. In the future, we intend to introduce new products and enhancements and improvements to existing products, which may not be cleared by the FDA in a timely manner, if at all. In addition, the FDA may characterize any new products or significantly modified marketed products in a class that requires submission of a more costly and lengthy pre-market approval application before commercial distribution would be permissible. Compared to 510(k) submissions, pre-market approval applications require substantially more data and their review by the FDA typically takes significantly longer. Also, products subject to pre-market approval applications require approval supplements for any change that affects safety and effectiveness before the modified device may be marketed. Delays in our receipt of regulatory clearance or approval will cause delays in our ability to sell our products, which will have a negative effect on the growth of our revenues.

Outside the United States, modifications to approved devices expose us to many of the same risks associated with modifications to 510(k) cleared devices. For example, in the European Union any substantial changes to a CE marked device may require a new conformity assessment and a new CE Certificate of Conformity from our notified body before the proposed change is implemented. There is limited guidance, however, on whether a change to a device is considered substantial. Therefore, there is a risk that the competent authorities in the European Union or our notified body disagree with our assessment of the changes introduced to our products, and may come to a different conclusion than the FDA concerning such changes. Delays in conduct of any regulatory assessments in the European Union or elsewhere will cause delays in our ability to sell our products in those markets and will have a negative effect on our revenue growth.

Even if we obtain the necessary regulatory clearances or approvals, if we or our suppliers fail to comply with ongoing regulatory requirements our products could be subject to restrictions or withdrawal from the market.

Numerous regulatory requirements apply to our products following clearance or approval in the United States, European Union, and other markets, including regulations governing:

•	registration of medical devices;

•	pricing and reimbursement of medical devices;

•	establishment of post-marketing surveillance;

•	field safety corrective actions, including product recalls and withdrawals;

•	filing reports of device corrections and removals;

•	marketing and promotion of medical devices; and

•	interactions with physicians.

In addition, we are subject to the Medical Device Reporting regulations that require us to report to the FDA if our products may have caused or contributed to patient death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in death or serious injury. Similar obligations are imposed in foreign countries.

Our failure to comply with these or other applicable regulatory requirements may result in enforcement measures being taken by regulatory authorities, which may include:

•	untitled letters, warning letters, fines, injunctions and civil penalties;

•	detention of medical devices believed to be adulterated or misbranded;

•	customer notification, or orders for repair, replacement or refund;

•	voluntary or mandatory recall, withdrawal or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review pre-market notification or pre-market approval submissions;

•	rescission of a regulatory clearance or approval;

•	suspension or withdrawal of CE Certificates of Conformity or delay in obtaining new CE Certificates of Conformity; and

•	criminal prosecution.

Such enforcement measures would have an adverse effect on the marketing of our products and, consequently, on our business and financial position.

Any market withdrawals or recalls of our products could expose us to product liability claims and harm our reputation and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. From time to time we have chosen to voluntarily recall certain products that we believed were mislabeled or otherwise defective. Although we do not believe that any of our recent recalls have had any long-term negative effect on our business, future recalls may materially divert management attention and financial resources, expose us to product liability or other claims, and harm our reputation with customers.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations and other quality system requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

Our finished goods manufacturing processes, and those of some of our contract manufacturers, must comply with the FDA’s Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Foreign regulatory authorities impose similar obligations. The FDA enforces these regulations through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been subject to such inspections on multiple occasions and we anticipate additional inspections in the future. While our previous inspections have resulted in no significant observations, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities, or that future inspections would have the same result.

If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the notified body, or the competent authorities in the European Economic Area could take enforcement action, including:

•	issuing a public warning letter;

•	shutting down our manufacturing operations;

•	suspending or withdrawing our existing CE Certificates of Conformity;

•	embargoing the import of certain components;

•	recalling our products;

•	refusing to approve new marketing applications or to issue new CE Certificates of Conformity;

•	instituting legal proceedings to detain or seize products; and

•	imposing administrative, civil or criminal penalties or other sanctions.

Any of these actions could harm our business and operating results.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products in a manner not consistent with our products’ cleared indications for use or with other state or federal laws governing the promotion of our products.

Our promotional materials and other product labeling must comply with FDA rules and other applicable laws and regulations. If the FDA determines that our promotional materials or other product labeling constitute promotion of an unapproved or uncleared use, it could request that we modify our materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. Promotional activities related to our NxStage Kidney Care dialysis centers also may be scrutinized. Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our products and services, including how we use endorsements and testimonials. If our promotional materials or activities are inconsistent with any of these guidelines or regulations, we could be subject to enforcement actions, which could result in significant fines, costs and penalties. Our reputation could also be damaged and the adoption of our products could be impaired.

Medical devices in the European Union may be promoted only for the intended purpose for which the devices have been CE marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the EU Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. Our promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the European Union governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public. If our promotional materials do not comply with these laws and industry codes we could be subject to penalties that could include significant fines. Our reputation could also be damaged and the adoption of our products could be impaired.

We have obligations to protect the privacy and security of patient health information.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care dialysis centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA, governs the use and disclosure of confidential patient health information. HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules, and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, breach notification laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA.

Complying with these federal and state privacy and security requirements impose compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health information or protected health information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties under HIPAA, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. In addition, under the federal Physician Payments Sunshine Act we must collect and report certain data on payments and other transfers of value to physicians and teaching hospitals, which will become publicly available beginning in 2014. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our NxStage Kidney Care dialysis centers, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We are making every effort, including adhering strictly to guidelines in any local coverage determinations issued by Medicare Administrative Contractors with jurisdiction over claims from any of our NxStage Kidney Care dialysis centers, to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services fully document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers, physicians and patients concerning the benefits of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial, and given the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

Increasingly, foreign countries are adopting laws similar in application and consequence to the anti-kickback, false claims and Sunshine Act laws in the United States. In the European Union, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One such example is the UK Bribery Act. Payments made to physicians in certain EU Member States must also be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer or competent professional organization or the competent authorities of the individual EU Member States. If we fail to comply with these laws we may face civil or criminal penalties. The negative consequences of any failure to comply with these laws may also harm our ability to operate in foreign countries and have a negative effect on our reputation that discourages third parties from doing business with us.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

We have begun to market the System One and certain of our other products internationally. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Furthermore, reimbursement provided for our products in other jurisdictions could change, positively or negatively. In the event reimbursements were to be negatively changed, such as in the United Kingdom where we sell our products directly, our ability to sell our products could be impaired.

If we violate import and export laws, or if laws governing our exemption from certain duties change, we could be subject to significant fines, liabilities or other adverse consequences.

We import into the United States disposable medical supplies from our manufacturing facilities and vendors located outside the United States. We have manufacturing facilities in Mexico, Germany and Italy and export various components and assemblies related to those operations. To a lesser but increasing degree, we also export finished goods from the United States to foreign countries. The import and export of these items are subject to extensive and complex laws and regulations. To the extent we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption in our ability to deliver product, which could harm our business and operating results to suffer. To the extent there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol tariff classifications that apply to our products such that our products would be subject to duties, our profitability would also be negatively impacted.

Failure to comply with the U.S. Foreign Corrupt Practices Act or UK Anti-Bribery Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws. While we have policies and procedures in place designed to promote compliance with such laws, our employees or other agents may nonetheless engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we violate environmental and occupational safety laws regulating the use of hazardous materials, we could be subject to significant fines, liabilities or other adverse consequences.

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

Our business may be affected by U.S. government contracting risks.

We have agreements with Veterans Health Administration facilities and are one of the key subcontractors on a government contract to develop a portable medical device to treat sepsis. As a result, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts which, among other things, impose additional costs on our business. If we violate any of these laws or regulations, we may be liable for fines, penalties and any additional costs the government incurs in procuring replacement services, and we may be excluded from future U.S. government contracting.

Risks Related to Operations

We obtain some of our raw materials and production services from a single source or a limited group of suppliers, the loss of which may cause production delays and prevent us from delivering our products on a timely basis.

We depend upon a number of single-source suppliers for certain of our raw materials, components and finished goods, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags, as well as sterilization services. Some of our most critical single-source supply relationships are with Membrana, Kawasumi and Laboratorios PiSA.

Membrana is our sole supplier of the fiber used in our filters for System One products, and contractually we cannot obtain an alternative source of fiber for our System One products. While our relationship with Asahi could afford us back-up supply in the event of supply disruptions at Membrana, we do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States and the performance of Asahi fiber in our System One has not yet been validated.

Kawasumi is our only supplier of needles that we sell to our customers. Kawasumi’s contractual obligation to supply needles to us expires in February 2017. Our supply chain maintains a limited extra supply of needles to mitigate against the risk of intermittent shortfalls in needle supply, at least in the near term. However, any significant interruption in Kawasumi’s ability to supply products to us would impair our business, at least in the short term.

Laboratorios PiSA is our only supplier of premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2019. We have committed to purchase from Laboratorios PiSA a minimum quantity of premixed dialysate over the term of the agreement, which we believe is less than our anticipated requirements. While we can purchase premixed dialysate from other qualified suppliers, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would impair our business, at least in the near term.

Our dependence upon these and other single-source suppliers of raw materials, components, finished goods and sterilization services exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic end-stage renal disease and who need access to the System One and related disposables to continue their therapy.

Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long-term disruption in supply from any single source supplier could lead to supply delays or interruptions which would damage our business and impair our reputation, at least in the near term.

Natural disasters, labor disputes and other adverse developments at our manufacturing facilities may cause production delays and prevent us from delivering our products on a timely basis.

We rely on our manufacturing facilities in Mexico, Italy and Germany for the production of our equipment and disposables. The loss of any of these facilities due to fire, natural disaster, war, power failure or other cause beyond our control could cause significant production delays, prevent us from meeting customer demand for our products, increase our product costs, impair our product quality or reliability, and result in substantially decreased revenues. The earthquakes experienced in northern Italy in 2012 resulted in the temporary suspension of manufacturing within our facility there. In addition, one of our key single source suppliers, Kawasumi, has manufacturing facilities located in Thailand where heavy rains and flooding are recurring problems that have disrupted the manufacturing industry there, most recently in 2011 and 2013. Such natural disasters highlight the risks associated with key manufacturing facilities and suppliers. In addition, we have consolidated our bloodline manufacturing and manufacturing and service of the System One into a single facility in Mexico, which has increased the risks associated with any loss of or disruption at that facility.

While we have labor agreements with our production employees in Mexico and Italy, we may experience strikes, work stoppages, work slowdowns, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes, anti-union behavior, or other labor disputes at our manufacturing facilities. Some of our key single-source suppliers also have labor agreements in place, but nonetheless may be subject to similar risks related to labor disputes. Any such activity likely would cause production delays and prevent us from delivering our production commitments to customers, which could adversely affect our reputation and cause our business and operating results to suffer.

We do not have long-term supply contracts with many of our third-party suppliers.

We purchase raw materials and components from third-party suppliers, including some single-source suppliers, through purchase orders and do not have long-term supply contracts with many of our suppliers. Many of our suppliers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We do not maintain large volumes of inventory from most of our suppliers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships with our suppliers, we may be required to change suppliers, which may be time consuming and lead to disruptions in our product supply. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single-source supplier, any permanent or long-term disruption in supply from any single-source supplier could lead to supply delays or interruptions which would damage our business and impair our reputation, at least in the near term.

Increasing prices for resin, a key material in the manufacture of our products, could impair our ability to achieve profitability.

Resin is a key material in the manufacture of our products, including the System One cartridge. We currently source resin from a small number of suppliers. Rising prices over the last several years for crude oil, natural gas and other petrochemical intermediates from which resin is produced have resulted in significant price increases for this material, and resin prices may continue to increase. Our contracts with customers restrict our ability to immediately pass on these price increases, and future pricing to customers may be insufficient to accommodate increasing resin costs. In addition, our overall cost reduction plans may not sufficiently offset the impact of increased resin costs, which could result in declining margins and operating results.

Increasing fuel prices could impair our ability to achieve profitability.

We currently incur significant inbound and outbound distribution costs, which are dependent upon fuel prices. Increases in fuel prices could lead to increases in our distribution costs, which could impair our ability to achieve profitability.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property and prevent its use by third parties, we will lose a significant competitive advantage.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, to protect our proprietary technology and prevent others from duplicating our products. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating our products;

•	prevent our competitors from gaining access to our proprietary information and technology; or

•	permit us to gain or maintain a competitive advantage.

These risks may increase in foreign countries whose laws do not protect intellectual property rights effectively or to the same extent as U.S. laws.

Any of our patents, including those we may license, may be challenged, invalidated, rendered unenforceable or circumvented. We may not prevail if our patents are challenged by competitors or other third parties. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents, find them unenforceable, or narrow their scope. Furthermore, competitors may be able to design around our patents, or obtain patent protection for more effective technologies, designs or methods for treating kidney failure. If these developments were to occur, our products may become less competitive and sales of our products may decline.

We have filed numerous patent applications seeking protection of products and other inventions originating from our research and development. Our patent applications may not result in an issued patent, and any patents that are issued may not provide meaningful protection against competitors or competitive technologies.

Our products could infringe the intellectual property rights of others, which may lead to costly litigation, result in substantial damages or royalty obligations, and prevent us from using technology that is essential to our products.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Products to provide kidney replacement therapy have been available for more than 30 years and our competitors hold a significant number of patents relating to kidney replacement devices, therapies, products and supplies. Competitors and other third parties may allege that our products or methods infringe their patents or other intellectual property rights, and the possibility of such infringement claims may increase as our business expands into new markets.

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. Such claims and proceedings can also divert management and key personnel from other tasks important to the success of the business. In addition, intellectual property litigation or claims could require us to:

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

•

redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time consuming if it is possible to do so.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, advisors and others. These agreements may not effectively prevent disclosure of confidential information and trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover or reverse engineer trade secrets and proprietary information, and in such cases we may be unable to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of other companies.

Many of our employees have worked at other medical device companies focused on the development of dialysis products, including our competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs and harm to our reputation and be a distraction to management.

Risks Related to our Common Stock

The market price of our common stock may fluctuate significantly.

There may be periods of volatility in the market price of our common stock that delay or prevent you from selling your common stock at or above the price you paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	timing of market launch and market acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers, or adverse changes to the purchasing patterns of key customers;

•

disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across international borders, or the failure of third party suppliers to produce needed products or components;

•

reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One, similar dialysis products distributed by other companies, or more frequent or home dialysis;

•

the FDA or foreign regulatory agencies and notified bodies declining to clear or approve our product candidates or to issue CE Certificates of Conformity, or delays in the FDA or other foreign regulatory agency and notified body review processes;

•	product recalls and withdrawals;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the United States and foreign countries;

•

changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments, or the willingness of Medicare contractors to pay for more than three treatments a week where medically justified;

•	litigation involving our company or our general industry;

•	announcements of technical innovations or new products by our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel;

•	investors’ general perception of our company, our products, the economy and general market conditions; and

•	the other risks and uncertainties described in these “Risk Factors.”

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

Provisions in our governing documents and under Delaware law may discourage potential acquisition proposals and changes in management that stockholders may favor.

Provisions in our charter and bylaws and under the corporation law of Delaware, where we are incorporated, may delay or prevent a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. These provisions may also discourage stockholders from attempting to replace or remove members of our board of directors, which in turn may delay or prevent changes in our current management team that stockholders may favor. These provisions include:

•	a prohibition on stockholder actions by written consent;

•

the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

•	advance notice requirements for nominations of directors or stockholder proposals;

•	the requirement that board vacancies be filled by a majority of our directors then in office; and

•

the prohibition on a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

If we obtain additional financing for acquisitions and other growth initiatives, it may reduce the market value of our common shares.

As part of our growth strategy, we may acquire other businesses and technologies and pursue additional business opportunities. To finance such activity, we may issue equity securities, which may dilute our existing stockholders, and incur debt, which may place restrictions on our business operations. Such financing activity may reduce the market value of our common shares and other securities, in particular if the initiatives being funded are not viewed favorably by our stockholders and are ultimately unsuccessful.

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

We have a manufacturing facility totaling 238,161 square feet in Tijuana, Mexico under leases that expire beginning in 2016 that supports both our System One and In-Center segments.

We have a 36,300 square foot manufacturing facility in Modena, Italy, a majority of which we own with the remainder subject to leases that expire beginning in 2018. This facility supports our System One and In-Center segments.

We have a 12,369 square foot manufacturing and research and development facility in Rosdorf, Germany under a lease that expires in December 2014 and is subject to annual renewals. This facility principally supports our System One segment.

We operate a 50,110 square foot manufacturing facility owned by Asahi in Goettingen, Germany where we manufacturer products for our System One segment and for sale to Asahi.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms at such time as it becomes needed.

Item 3.	Legal Proceedings

A civil complaint was filed against us on February 28, 2012 in the U.S. District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv10370-PBS). The complaint alleged that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleged that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business. Gambro sought compensatory and treble damages, disgorgement of profits and injunctive relief. Effective January 2, 2014, we and Gambro agreed to a settlement of this litigation without any admission of wrongdoing or liability by either party and dismissal of all related claims with prejudice.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NXTM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	High	Low
2013
First Quarter	$12.32	$10.35
Second Quarter	$14.64	$10.61
Third Quarter	$14.51	$12.28
Fourth Quarter	$14.08	$8.77
2012
First Quarter	$21.54	$16.55
Second Quarter	$19.20	$14.99
Third Quarter	$17.04	$12.19
Fourth Quarter	$13.73	$10.61

Holders

As of February 20, 2014, there were approximately 57 holders of record of our common stock.

Recent Sales of Unregistered Securities

During 2013, certain investors who acquired warrants that we issued in a private placement in 2008 exercised such warrants, pursuant to the net exercise terms of such warrants or by paying the exercise price per warrant share, and acquired the following shares of our common stock;

Exercise Date	Shares Issued	Consideration Received (in thousands)	Securities Act Exemption
March 5, 2013	162,218	$893	Section 4(a)(2)
May 23, 2013	646,549	Net exercise	Section 3(a)(9)
July 3, 2013	52,801	Net exercise	Section 3(a)(9)
July 29, 2013	13,353	Net exercise	Section 3(a)(9)

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the foreseeable future. Moreover, our loan agreement with Silicon Valley Bank restricts our ability to pay dividends. For more information about our loan agreement with Silicon Valley Bank, please see Note 8, Debt and Capital Lease Obligations to our consolidated financial statements included in this Annual Report.

Comparative Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index assuming the investment of $100.00 on December 31, 2008 with dividends being reinvested. Measurement points are the last trading days of each quarter during such five-year period.

$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2013, 2012 and 2011 and balance sheet data as of December 31, 2013 and 2012 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 set forth below have been derived from the audited consolidated financial statements for such years included in prior Annual Reports on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Comprehensive Loss Data:
Revenues	$263,429	$242,132	$217,256	$179,218	$148,676
Cost of revenues	160,926	149,324	139,648	121,091	111,812

Gross profit	102,503	92,808	77,608	58,127	36,864

Operating expenses:
Selling and marketing	47,842	40,485	37,550	34,166	30,047
Research and development	18,887	17,111	14,437	12,900	9,814
Distribution	21,246	18,888	17,916	14,751	13,918
General and administrative	32,326	27,530	23,206	22,774	19,532

Total operating expenses	120,301	104,014	93,109	84,591	73,311

Loss from operations	(17,798)	(11,206)	(15,501)	(26,464)	(36,447)
Other expense, net	(1,008)	(2,914)	(5,002)	(4,480)	(6,755)

Net loss before income taxes	(18,806)	(14,120)	(20,503)	(30,944)	(43,202)
(Benefit from) provision for income taxes	(245)	1,033	899	768	265

Net loss	$(18,561)	$(15,153)	$(21,402)	$(31,712)	$(43,467)

Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(0.39)	$(0.66)	$(0.93)

Weighted-average shares outstanding, basic and diluted	60,261	57,890	54,217	48,188	46,627

Comprehensive loss	$(18,819)	$(14,615)	$(21,555)	$(32,192)	$(43,283)

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$84,134	$106,439	$102,909	$104,339	$21,720
Working capital	108,513	122,235	123,470	119,089	36,037
Total assets	306,962	311,949	291,708	286,094	196,978
Long-term liabilities(1)	74,594	75,126	109,723	97,574	78,267
Accumulated deficit	(363,542)	(344,981)	(329,828)	(308,426)	(276,714)
Total stockholders’ equity(1)(2)	$194,761	$197,591	$151,186	$152,129	$89,446

(1)	In May 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our term loan and security agreement with Asahi through the issuance of 2.5 million shares of our common stock.

(2)	In November 2010, we issued and sold 3.7 million shares of common stock pursuant to an underwriting agreement with Canaccord Genuity. Net proceeds from the sale were $73.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The results of our operations are included in two separately reportable segments, System One and In-Center. Other business activities relate primarily to the manufacturing of dialyzers for sale to Asahi, NxStage Kidney Care, and research and development and general and administrative expenses that are excluded from the segment operating performance measures. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers, and needles for apheresis.

Financial Performance

For several years, we have focused on operating and financial improvements. During 2013, these efforts resulted in annual revenues increasing by 9% to $263.4 million, with our home, critical care and in-center markets each experiencing growth, and gross profit as a percentage of revenues improving from 38% to 39%. While driving continued improvements will remain an area of focus in 2014 and beyond within our System One and In-Center segments, at the same time, we expect to make significant investments in NxStage Kidney Care. We expect that these investments will have a negative impact on our total operating performance in the near term and likely outweigh performance improvements we expect in our System One and In-Center segments.

Statement of Comprehensive Loss Components

Revenues

In the System One segment we derive our revenues from the sale and rental of equipment and the sale of disposable products in the home and critical care markets. In the home market, customers purchase or rent the System One equipment, including cycler and PureFlow SL, and then purchase the related disposable products based on a specific patient prescription. In the critical care market, we sell or rent the System One and sell related disposables to hospital customers. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets. Nearly all of our sales in the In-Center segment are through supply and distribution contracts with distributors.

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

Our contracts with dialysis centers in the home market for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the purchase or monthly rental of System One cyclers and, in most instances, our PureFlow SL equipment. These contracts typically have a term of one to seven years, and may be renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive a small amount of revenues from the sale of supplementary products and services such as equipment maintenance and service fees, ancillaries, reserve inventory and special deliveries.

In the critical care market we recognize revenues from direct product sales at the time of shipment or, if applicable, delivery in accordance with contract terms. Our contracts with hospitals generally include terms providing for the sale of our System One equipment and disposables, although we also provide an equipment rental option. These contracts typically have a term of one year. We derive a small amount of revenues from the sale of one-and two-year service contracts following the expiration of our standard one-year warranty period for System One equipment. To further support service in the critical care market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One equipment. As more System One equipment is placed within hospitals, we expect to continue to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from service and bio-medical training contracts.

In the In-Center segment nearly all sales to end users are structured through supply and distribution contracts with several significant distributors; however, in many instances we have direct contractual relationships with our end user customers. These contracts typically contain minimum volume commitments with negotiated pricing triggers at different volume tiers.

In addition to contractually determined volume discounts, we offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of December 31, 2013, we had $1.7 million and $2.4 million reserved against trade accounts receivable for future rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $7.1 million, $6.4 million, and $6.7 million during 2013, 2012 and 2011, respectively, as a reduction of In-Center segment revenues and $6.8 million, $5.5 million and $3.0 million during 2013, 2012 and 2011, respectively, as a reduction of System One segment revenues in connection with rebates and discounts.

The majority of our revenues have been generated from sales to customers in the U.S. We sell our System One and certain of our other products internationally through direct sales in the UK and Canada and through distributors in other countries. We recognize revenues from equipment sales to our international distributors at the time of shipment or, if applicable, delivery in accordance with contract terms. Disposable product revenues are recognized upon delivery. We also manufacture and sell dialyzers to Asahi and recognize revenues at time of shipment in accordance with contract terms.

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

Operating Expenses

Selling and Marketing.    Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales, marketing, and business development personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients and their partners in the operation of our products, customer service and technical support personnel.

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

General and Administrative.    General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services, and general expenses to operate the business, including insurance and other corporate-related expenses. Also included in general and administrative expenses beginning in 2013 were tax expenses incurred related to the medical device excise tax.

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Our revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment
Home	$132,944	50%	$123,589	51%
Critical Care	43,812	17%	39,540	16%

Total System One segment	176,756	67%	163,129	67%
In-Center segment	81,852	31%	76,927	32%
Other	4,821	2%	2,076	1%

Total	$263,429	100%	$242,132	100%

In the home market, revenues increased $9.4 million, or 8%, during 2013 compared to 2012, driven by the increase in the number of patients prescribed to use, and centers offering, the System One, partially offset by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. These results also reflect a one-time reduction in revenue due to the transition of our UK business to a direct sales model from a distributor relationship in the first quarter of 2013. We have increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius, and through our direct to patient marketing efforts. Critical care market revenues increased $4.3 million, or 11%, during 2013 compared to 2012, driven by higher sales of System One disposables and equipment. Sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment. We expect future demand for our products and revenue growth in both the home and critical care markets to be strong as we further penetrate these markets, both in the U.S. and internationally, and leverage the annuity nature of our business. However, the rate of revenue growth, compared to prior periods, will be impacted on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period. Furthermore, the U.S. dialysis market is highly consolidated with DaVita and Fresenius providing treatment to approximately two-thirds of U.S. dialysis patients. Our customers in the U.S. home market have a range of treatment options available, including traditional in-center dialysis and peritoneal dialysis. Convincing our customers, in particular DaVita and Fresenius, to make investments in their training infrastructure to expand their offering of home hemodialysis using our System One will be important to continuing our revenue growth in the future. If the purchasing patterns of DaVita or Fresenius adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business would be negatively affected, at least in the near term. Additionally, as our international business with our distributors grows, our System One revenue will continue to be susceptible to fluctuations in equipment sales and changes in inventory levels at our distributors.

In-Center segment revenues increased $4.9 million, or 6%, during 2013 compared to 2012, driven by increased end user demand and contractual price improvements. Future revenues may continue to fluctuate as a result of increased competition and changes in inventory levels at both our distributors and end users.

Other revenues for 2013 and 2012 relate primarily to dialyzers sold to Asahi.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment	$80,585	46%	$74,402	46%
In-Center segment	24,088	29%	19,153	25%

Subtotal	104,673	40%	93,555	39%
Other	(2,170)	n/a	(747)	n/a

Gross Profit	$102,503	39%	$92,808	38%

Gross profit increased $9.7 million, or 10%, and increased as an overall percentage of revenue during 2013 compared to 2012.

Gross profit in the System One segment increased $6.2 million or 8% versus 2012 as a result of increased revenue. Gross profit as a percentage of revenue was negatively impacted by costs associated with the start-up of the new dialyzer plant in Germany. Gross profit for the In-Center segment increased $4.9 million, or 26%. In addition to the impact of increased revenues, the improvement of gross profits and gross profit as a percentage of revenues in the In-Center segment was attributable to contractual price improvements and lower manufacturing costs, including the non-recurrence of costs incurred during 2012 associated with the transition of certain blood tubing sets from a contract manufacturer to our own manufacturing plant.

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes, as well as costs associated with establishing our NxStage Kidney Care dialysis centers.

We expect gross profit as a percentage of revenues for our System One and In-Center segments will improve in the long term as we work to lower costs in three general areas. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume, rationalization and consolidation of our manufacturing operations, rationalization of our supply chain and realization of economies of scale may lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. Additionally, contractual pricing policies may allow us to at least partially offset inflationary cost increases.

Our cost reduction plans and potential improvements in gross profit as a percentage of revenues may be offset in the near-term due to five general factors. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in other than U.S. dollars and, therefore, our product costs are subject to fluctuations due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we may continue to incur higher transportation costs driven by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, particularly resin. Fourth, higher relative sales of lower margin products and certain pricing strategies could have a negative impact on gross profit as a percentage of revenues. Finally, changes and capacity expansions in our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short term.

We expect total gross profit as a percentage of revenues to decline in the near term as our investments in NxStage Kidney Care outweigh improvements in our System One and In-Center segments and improvements related to dialyzer sales to Asahi.

Selling and Marketing

Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment	$37,691	21%	$33,728	21%
In-Center segment	5,253	6%	5,539	7%
Other	4,898	n/a	1,218	n/a

Total Selling and marketing	$47,842	18%	$40,485	17%

Selling and marketing expenses increased $7.4 million, or 18%, during 2013 compared to 2012.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs and increased spending due to expanded marketing programs but remained relatively consistent as a percentage of revenues during 2013 compared to 2012 as we continued to leverage our infrastructure. Selling and marketing expenses for our Other category relates primarily to personnel and personnel-related costs related to market development activities to establish NxStage Kidney Care dialysis centers. We anticipate that selling and marketing expenses will continue to increase as we increase public awareness of the System One in the home market, increase our marketing initiatives, support growth in international markets and continue to invest in NxStage Kidney Care.

Research and Development

Our research and development expenses and research and development expenses as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
Research and development	$18,887	7%	$17,111	7%

Research and development expenses increased $1.8 million, or 10%, during 2013 compared to 2012 but remained consistent as a percentage of revenues. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending partially offset by the recognition of $0.7 million during 2013 of a tax incentive received from the Massachusetts Life Sciences Center. For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

On June 3, 2013 we entered into a research and development program sponsored by the Defense Advanced Research Projects Agency (DARPA) to develop an innovative new device to treat sepsis. The research and development costs of the project will be offset by the funds received under the contract.

Distribution

Our distribution expenses and distribution expenses as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment	$18,858	11%	$16,325	10%
In-Center segment	2,388	3%	2,563	3%

Total Distribution	$21,246	8%	$18,888	8%

Distribution expenses increased $2.4 million, or 13%, during 2013 compared to 2012 due to increased business volumes but remained relatively consistent as a percentage of revenues. Increased costs due to higher volumes and expanded delivery services in the System One segment were offset by distribution network efficiencies. We expect that distribution expenses will increase at a rate consistent with revenues due to expanded delivery services partially offset by expected efficiencies and improved reliability of System One equipment. However, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative expenses and general and administrative expenses as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
General and administrative	$32,326	12%	$27,530	11%

General and administrative expenses increased $4.8 million, or 17%, during 2013 compared to 2012. The increase in general and administrative expenses was primarily the result of the medical device excise tax assessed on nearly all of our products sold in the U.S. beginning in 2013 and increased professional service fees and other related infrastructure costs. Over time we expect general and administrative expenses will decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

Other Expense

Interest expense decreased $2.2 million during 2013 compared to 2012. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock.

The change in other (expense) income, net is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

We recognized a benefit from taxes of $(0.2) million in 2013 compared to a provision for income taxes of $1.0 million in 2012. We recorded income tax expense during both 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit during the second quarter, offset in part by additional reserves recorded for other uncertain tax positions. Refer to Note 11, Income Taxes, to our consolidated financial statements included in this Annual Report for further discussion of our tax positions.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Our revenues for 2012 and 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2012		2011
System One segment
Home	$123,589	51%	$108,489	50%
Critical Care	39,540	16%	34,991	16%

Total System One segment	163,129	67%	143,480	66%
In-Center segment	76,927	32%	73,776	34%
Other	2,076	1%	—	—%

Total	$242,132	100%	$217,256	100%

In the home market, revenues increased $15.1 million, or 14%, during 2012 compared to 2011, driven by the increase in the number of patients prescribed to use and centers offering the System One. During 2012, we increased both the number of patients at existing centers and centers offering the System One, primarily through our existing relationships with service providers, including DaVita and Fresenius. Critical care market revenues increased $4.5 million, or 13%, during 2012 compared to 2011, primarily due to increased sales of disposables from our growing number of System One equipment placed within hospitals partially offset by lower sales of our System One equipment. Sales of our System One equipment in the critical care market are subject to fluctuation due to timing of sales and the overall capital spending environment.

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

Gross Profit

Our gross profit and gross profit as a percentage of revenues for 2012 and 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2012		2011
System One segment	$74,402	46%	$60,847	42%
In-Center segment	19,153	25%	16,761	23%

Subtotal	$93,555	39%	$77,608	36%
Other	(747)	n/a	—	n/a

Gross Profit	$92,808	38%	$77,608	36%

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

Gross profit for the In-Center segment increased by $2.4 million, or 14%, during 2012 compared to 2011. In addition to the impact of increased revenues, the improvement of gross profits and gross profit as a percentage of revenues in the In-Center segment was attributable to favorable foreign exchange rate fluctuations versus the U.S. dollar, favorable pricing for certain products and lower manufacturing costs partially offset by costs related to the earthquakes in the second quarter of 2012 affecting our manufacturing facility in northern Italy.

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

Selling and marketing expenses increased $2.9 million or 8% during 2012 compared to 2011. The increase in selling and marketing expense was primarily the result of increased personnel and personnel-related costs and increased spending due to expanded marketing programs within both segments.

Selling and marketing expenses for the System One segment decreased as a percentage of revenues during 2012 compared to 2011 due to our initiative to continue to leverage our infrastructure. Selling and marketing expenses for the In-Center segment remained consistent as a percentage of revenues during 2012 compared to 2011 due to our efforts to continue to broaden our marketing programs while still leveraging our existing infrastructure. Selling and marketing expenses for our Other category relates primarily to personnel and personnel related costs related to NxStage Kidney Care.

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

Other Income and Expense

Interest expense decreased $1.9 million during 2012 compared to 2011. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock. Interest expense ceased upon repayment; however, the repayment resulted in the early recognition of approximately $1.0 million of unamortized debt discount during the second quarter of 2012.

The change in other (expense) income, net is derived primarily by foreign currency gains and losses.

Provision for Foreign Income Taxes

The provision for income taxes of $1.0 million in 2012 and $0.9 million in 2011 relates primarily to the profitable operations of certain of our foreign entities and changes in reserves for uncertain tax positions.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2013, our accumulated deficit was $363.5 million and we had cash and cash equivalents of $84.1 million, with nearly all of that cash located in the U.S., and working capital of $108.5 million.

We expect to make continued improvements in cash flows associated with our System One and In-Center segments. In addition, we have spent and expect to continue to spend cash to establish NxStage Kidney Care dialysis centers. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements for our System One and In-Center segments, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we decide to expand any of these initiatives, we may choose to access the credit or capital markets to provide additional liquidity.

Our ongoing cash requirements include funding normal working capital requirements including inventory and field equipment assets. Field equipment assets include System One equipment rented to customers in the home market and our “service pool” of equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. While a majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements, thereby reducing our working capital cash requirements, there can be no assurance that we will be able to continue to expand or sustain this level of equipment placements that are purchased rather than rented. Additionally, any excess rental or service swap equipment would increase our working capital requirements.

We have a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB, that expires in March 2014. The line of credit imposes certain financial covenants, contains certain customary events of default and is secured by substantially all of our assets. At December 31, 2013, we were in compliance with the covenants under this line of credit. There were no outstanding borrowings against the credit commitment at December 31, 2013, and we had $15.0 million of the credit commitment available for borrowing. We may renew or replace this with a similar type of facility upon expiration.

We entered into two mortgages collateralized by a manufacturing facility in Italy that we acquired in May 2013 totaling $1.1 million with interest rates of 6.0% and 2.0% payable over a 10-year period.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million and $1.9 million at December 31, 2013 and 2012, respectively, for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2013, 2012 or 2011.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
	(In thousands)
Net cash (used in) provided by operating activities	$(10,141)	$6,241
Net cash used in investing activities	(18,480)	(7,694)
Net cash provided by financing activities	5,755	4,726
Foreign exchange effect on cash and cash equivalents	561	257

Net cash flow	$(22,305)	$3,530

Net cash (used in) provided by operating activities.    Net cash (used in) provided by operating activities decreased by $16.4 million during 2013, versus 2012 driven by higher net loss and higher working capital requirements including increased inventory requirements to support our growth and new product offerings and lower accounts payable and accrued expenses. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flow from deferred revenues decreased $0.9 million during 2013 as compared to 2012 as a result of the timing of equipment purchases and conversions of rental equipment to sold equipment. This reflects a decrease of $0.2 million of amortization of deferred revenues into revenues relating to sales of home equipment from $18.9 million during 2012 to $18.7 million in 2013 due to the equipment reaching the end of its relative revenue amortization period.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $1.7 million during 2013 compared to 2012. Non-cash transfers from field equipment to deferred costs of revenues decreased $0.1 million during 2013 compared to 2012. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities.    For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize, consolidate and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $8.6 million in purchases of property and equipment was driven by the acquisition of a manufacturing facility in Italy coupled with capital improvements to and expansion of certain of our manufacturing facilities to accommodate the continued growth and product demand in both of our reportable segments, and the build-out of our NxStage Kidney Care dialysis centers. Net cash used in investing activities during 2013 also includes $2.2 million of cash paid to Kimal PLC in connection with our acquisition of substantially all of the System One assets of Kimal.

Net cash provided by financing activities.    During 2013 and 2012 we received $5.5 million and $5.2 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans are subject to fluctuation based on the number of option exercised and, to a lesser extent, the weighted-average exercise price. Additionally, cash provided from financing reflects the issuance of debt during 2013 to finance the acquisition of a manufacturing facility in Italy of $1.1 million, and the receipt of $0.5 million related to the NxStage Kidney Care non-controlling interest in a joint venture agreement with an unaffiliated dialysis center. Cash inflows during 2012 were reduced by $0.5 million of cash used to repurchase shares of our common stock that were surrendered by Asahi to satisfy the required minimum withholding taxes due when we repaid our term loan with Asahi through the issuance of shares of our common stock.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Business Combinations

On April 2, 2013, we acquired substantially all of the System One assets of Kimal, a distributor of our products in the United Kingdom. The aggregate purchase price is estimated at $3.9 million. The acquisition is consistent with our move to a direct sales model in the United Kingdom.

The purchase price includes an initial cash payment of $2.2 million, $0.1 million to be paid in January 2014, the forgiveness of a capital lease liability due from Kimal of $1.4 million, up to $0.7 million in contingent consideration payable within 12 months of the acquisition date subject to certain post-closing conditions and the reclassification of deferred revenues of $0.3 million, net of related deferred cost of revenues, associated with sales of equipment to Kimal prior to January 1, 2011.

Contractual Obligations

The following table summarizes our contractual commitments as of December 31, 2013 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$15,540	$1,580	$3,087	$2,213	$8,660
Operating leases	28,977	3,482	7,689	7,558	10,248
Debt	1,391	146	293	293	659

Purchase obligations	153,710	50,680	45,085	17,445	40,500

Total	$199,618	$55,888	$56,154	$27,509	$60,067

Our capital lease obligations include our capital lease obligation due to Asahi related to a manufacturing facility in Germany along with $6.0 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term which only becomes due and payable at Asahi’s option if we terminate our agreement with Asahi.

Our purchase obligations include purchase commitments for System One components, primarily for equipment and fluids along with needles for our In-Center segment pursuant to contractual agreements with several of our suppliers that are in the normal course of business. Certain of these commitments may be extended and/or canceled at our option.

The contractual commitments included in the table above do not include postemployment benefit obligations and unrecognized tax benefits. We maintain postemployment benefit plans for employees in certain foreign subsidiaries and may be required to make cash outlays related to the settlement of these obligations. However, the timing of such cash outlays is uncertain. Please see Note 12, Stock Plans and Stock-Based Compensation to our consolidated financial statements included in this Annual Report for further details. We may be required to make cash outlays related to our unrecognized tax benefits. However, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Please see Note 11, Income Taxes to our consolidated financial statements included in this Annual Report for further details.

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

Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report describes the significant accounting policies used in the preparation of our consolidated financial statements. A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report.

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

We enter into multiple-element arrangements that may include a combination of equipment, related disposables and services. Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, as required, using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all revenue arrangements entered into or materially modified on or after January 1, 2011. The impact of adopting this amended guidance on our results of operations has been limited to products sold internationally through distributors in the System One segment, which revenue has not been significant in the current or historical periods. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance in ASU 2009-13 our revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer, the consideration received is allocated among the separate units based on their respective selling price, and the applicable revenue recognition criteria are applied to each of the separate units.

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

For customers that purchase the System One and PureFlow SL hardware, in the U.S. home market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize fees received from equipment sale as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are deferred and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis upon delivery.

Under the rental arrangements revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.

Our sales arrangements with our international distributors are structured as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. However, under the previous guidance, for arrangements entered into prior to January 1, 2011 we determined that we could not account for the sale of equipment as a separate unit of accounting and, therefore, the fees received upon the completion of delivery of equipment were deferred and recognized as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment were amortized over the same expected period as the related revenue. Under the amended guidance, for arrangements entered into or materially modified on or after January 1, 2011, we recognize revenues and related direct costs upon delivery in accordance with contract terms. Disposable product revenue is recognized on a monthly basis upon delivery under both the previous and amended guidance.

In the critical care market, we structure sales of the System One and disposable products as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Certain of these arrangements provide for training, technical support and extended warranty services to our customers. We recognize training and technical support revenue when the related services are performed. In the case of extended warranty, the service revenue is recognized ratably over the extended warranty period.

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

We capitalize field equipment at cost and depreciate field equipment through cost of revenues using the straight-line method over an estimated useful life. We review the estimated useful life of our field equipment periodically for reasonableness and make changes when appropriate. Factors considered in determining the reasonableness of the useful life include expected future design improvements, equipment age and actual equipment disposals.

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

Valuation of Intangibles and Other Long-Lived Assets

For our long-lived assets including intangible assets, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative industry factors and significant changes in strategy or operations that negatively affect the utilization of our long-lived assets. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.

Goodwill

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment, the reporting unit’s fair value is estimated using a discounted cash flow approach. Our reporting units are our System One and In-Center operating segments. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of the net assets of our reporting units based on estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, our annual impairment testing indicated no impairment based upon various factors including reporting unit valuations prepared using discounted cash flows, the positive performance of our reporting units, and positive industry and economic trends.

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

We conduct business globally and file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We evaluate the need for foreign income tax provisions or reserves based on our evaluation of inter-company transfer pricing. We evaluate the need for valuation allowances on our deferred tax assets based on positive and negative evidence about our ability to realize deferred tax attributes. We have accumulated significant losses since our inception in 1998 in the U.S. Utilization of the net operating losses may be subject to limitations and certain tax years in the respective tax jurisdictions remain open to examination.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

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

Foreign Currency Exchange Risk

All of our revenues and a majority of our expenses are denominated in U.S. dollars. However, we operate a manufacturing and research facility in Germany, a manufacturing and service facility in Mexico and a manufacturing facility in Italy and we purchase materials for those facilities and pay our employees at those facilities in Euros and Pesos. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the Euro, the Thai Baht and Yen. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For example, a hypothetical 10% adverse change in the Euro, Peso and Thai Baht could have the effect of reducing our gross profit by approximately $7.5 million.

To minimize the impact of foreign currency exchange rate fluctuations, certain of our long-term supply agreements include foreign exchange risk sharing at different exchange rate levels limiting our exposure to fluctuations in foreign exchange rates. In 2012, we also began using foreign exchange forward contracts on Peso denominated expenses to further reduce our exposure to foreign currency exchange rate fluctuations. These contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of December 31, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $10.4 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $1.0 million.

In addition, we are exposed to foreign currency exchange risk related to certain foreign currency denominated receivable and payable balances. We utilize natural hedges to mitigate this exposure.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2014

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,134	$106,439
Accounts receivable, net	20,158	18,990
Inventory	37,801	33,504
Prepaid expenses and other current assets	4,027	2,534

Total current assets	146,120	161,467
Property and equipment, net	52,478	36,320
Field equipment, net	13,041	10,101
Deferred cost of revenues	34,730	38,028
Intangible assets, net	17,194	19,819
Goodwill	41,817	42,421
Other assets	1,582	3,793

Total assets	$306,962	$311,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,610	$16,645
Accrued expenses	21,025	20,400
Current portion of long-term debt	102	—
Other current liabilities	1,870	2,187

Total current liabilities	37,607	39,232
Deferred revenues	53,277	59,262
Long-term debt	1,044	—
Other long-term liabilities	20,273	15,864

Total liabilities	112,201	114,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 61,666,048 and 59,850,117 shares issued as of December 31, 2013 and 2012, respectively	61	59
Additional paid-in capital	567,468	551,594
Accumulated deficit	(363,542)	(344,981)
Accumulated other comprehensive income	212	470
Treasury stock, at cost: 575,895 and 541,584 shares as of December 31, 2013 and 2012, respectively	(9,963)	(9,551)

Total NxStage Medical, Inc. stockholders’ equity	194,236	197,591

Noncontrolling interest	525	—

Total stockholders’ equity	$194,761	$197,591

Total liabilities and stockholders’ equity	$306,962	$311,949

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues	$263,429	$242,132	$217,256
Cost of revenues	160,926	149,324	139,648

Gross profit	102,503	92,808	77,608

Operating expenses:
Selling and marketing	47,842	40,485	37,550
Research and development	18,887	17,111	14,437
Distribution	21,246	18,888	17,916
General and administrative	32,326	27,530	23,206

Total operating expenses	120,301	104,014	93,109

Loss from operations	(17,798)	(11,206)	(15,501)

Other expense:
Interest expense	(611)	(2,766)	(4,714)
Other (expense) income, net	(397)	(148)	(288)

	(1,008)	(2,914)	(5,002)

Net loss before income taxes	(18,806)	(14,120)	(20,503)
(Benefit from) provision for income taxes	(245)	1,033	899

Net loss	$(18,561)	$(15,153)	$(21,402)

Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(0.39)

Weighted-average shares outstanding, basic and diluted	60,261	57,890	54,217

Other comprehensive (loss) gain, net of tax	(258)	538	(153)

Total comprehensive loss	$(18,819)	$(14,615)	$(21,555)

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2010	54,043,317	$53	$465,642	$(308,426)	$85	$(5,225)	$152,129
Net loss	—	—	—	(21,402)	—	—	(21,402)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(153)	—	(153)

Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Exercise of stock options	1,352,289	1	8,207	—	—	(758)	7,450
Exercise of warrants	327,970	1	3,555	—	—	—	3,556
Shares issued under employee restricted stock plans	267,557	1	(3,733)	—	—	(1,588)	(5,320)
Shares issued under employee bonus plans	128,228	—	2,807	—	—	(945)	1,862
Shares issued under employee stock purchase plan	38,777	—	691	—	—	—	691
Shares issued to Directors in lieu of cash	8,952	—	182	—	—	—	182
Stock-based compensation expense	—	—	12,191	—	—	—	12,191

Balance at December 31, 2011	56,167,090	$56	$489,542	$(329,828)	$(68)	$(8,516)	$151,186

Net loss	—	—	—	(15,153)	—	—	(15,153)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	538	—	538

Issuance of common stock, net of issuance costs	2,456,246	2	45,074	—	—	(522)	44,554
Exercise of stock options	913,066	1	6,344	—	—	(513)	5,832
Shares issued under employee restricted stock plans	200,587	—	(1,173)	—	—	—	(1,173)
Shares issued under employee bonus plans	47,533	—	878	—	—	—	878
Shares issued under employee stock purchase plan	56,691	—	731	—	—	—	731
Shares issued to Directors in lieu of cash	8,904	—	138	—	—	—	138
Stock-based compensation expense	—	—	10,060	—	—	—	10,060

Balance at December 31, 2012	59,850,117	$59	$551,594	$(344,981)	$470	$(9,551)	$197,591

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NxStage Medical, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2012	59,850,117	$59	$551,594	$(344,981)	$470	$(9,551)	$197,591	$—	$197,591
Net loss	—	—	—	(18,561)	—	—	(18,561)	—	(18,561)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(258)	—	(258)	—	(258)
Exercise of stock options	662,767	1	4,666	—	—	(412)	4,255	—	4,255
Exercise of warrants	874,921	1	892	—	—	—	893	—	893
Shares issued under employee restricted stock plans	105,573	—	(424)	—	—	—	(424)	—	(424)
Shares issued under employee bonus plans	93,778	—	1,034	—	—	—	1,034	—	1,034
Shares issued under employee stock purchase plan	75,301	—	759	—	—	—	759	—	759
Shares issued to Directors in lieu of cash	3,591	—	42	—	—	—	42	—	42
Stock-based compensation expense	—	—	8,905	—	—	—	8,905	—	8,905
Noncontrolling interest	—	—	—	—	—	—	—	525	525

Balance at December 31, 2013	61,666,048	$61	$567,468	$(363,542)	$212	$(9,963)	$194,236	$525	$194,761

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,561)	$(15,153)	$(21,402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,848	23,673	23,087
Stock-based compensation	8,638	11,403	13,093
Other	2,628	3,517	3,064
Changes in operating assets and liabilities:
Accounts receivable	(1,095)	(3,141)	(1,773)
Inventory	(20,076)	(14,545)	(16,371)
Prepaid expenses and other assets	(484)	(1,623)	(1,491)
Accounts payable	(2,233)	839	(1,047)
Accrued expenses and other liabilities	1,081	5,263	(324)
Deferred revenues	(4,887)	(3,992)	1,648

Net cash (used in) provided by operating activities	(10,141)	6,241	(1,516)

Cash flows from investing activities:
Cash paid for acquisition	(2,234)	—	—
Purchases of property and equipment	(16,246)	(7,694)	(5,156)

Net cash used in investing activities	(18,480)	(7,694)	(5,156)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plans	5,484	5,248	7,965
Investment by noncontrolling interest holder	525	—	—
Purchase of treasury stock	—	(522)	(2,533)
Proceeds from loans and lines of credit	1,136	—	—
Repayments on loans and lines of credit	(38)	—	(46)
Payments on capital leases	(1,352)	—	—

Net cash provided by financing activities	5,755	4,726	5,386

Foreign exchange effect on cash and cash equivalents	561	257	(144)

(Decrease) increase in cash and cash equivalents	(22,305)	3,530	(1,430)
Cash and cash equivalents, beginning of year	106,439	102,909	104,339

Cash and cash equivalents, end of year	$84,134	$106,439	$102,909

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the NxStage System One, or System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis clinics. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the United States, or U.S., Canada and certain other markets for the treatment of acute and chronic kidney failure and fluid overload. The System One is also CE marked in the European Union, or EU, for treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration, or FDA, for home hemodialysis as well as therapeutic plasma exchange, or TPE, in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis clinics for the treatment of end-stage renal disease, or ESRD. These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets. These products are also CE marked in the EU. We believe our largest market opportunity is for our System One used in the home dialysis market for the treatment of ESRD. As part of our centers of excellence initiative which we have branded NxStage Kidney Care, we recently opened a small number of dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

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

We enter into multiple-element arrangements that may include a combination of equipment, related disposables and services. Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, as required, using the prospective method as permitted under the guidance. Accordingly, this guidance is being applied to all revenue arrangements entered into or materially modified on or after January 1, 2011. The impact of adopting this amended guidance on our results of operations has been limited to products sold internationally through distributors in the System One segment, which revenue has not been significant in the current or historical periods. ASU No. 2009-13 amended the previous guidance for multiple-element arrangements. Pursuant to the amended guidance in ASU 2009-13 our revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer, the consideration received is allocated among the separate units based on their respective selling price, and the applicable revenue recognition criteria are applied to each of the separate units.

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

The adoption of the amended guidance did not change the accounting for arrangements entered into prior to January 1, 2011. Therefore, these arrangements with multiple elements were divided into separate units of accounting if there was objective and reliable evidence of fair value of the undelivered items and if other criteria were met, including whether the delivered element had stand-alone value to the customer. If either criteria were not met, the arrangement was accounted for as a single unit of accounting and the fees received upon the completion of delivery of equipment were deferred and are recognized as revenue on a straight-line basis over the expected term of our remaining obligation and direct costs relating to the delivered equipment are amortized over the same period as the related revenue, while disposable products revenue is recognized on a monthly basis upon delivery. The adoption of the amended guidance did not have a material impact on our revenues during 2012 or 2013.

System One Segment

We derive revenue in the home market from the sales of hemodialysis therapy to customers in which the customer either purchases or rents the System One and/or PureFlow SL hardware and purchases a specified number of disposable products and service.

For customers that purchase the System One and PureFlow SL hardware, in the U.S. home market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize fees received from equipment sale as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are deferred and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis upon delivery.

Under the rental arrangements, revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.

Our sales arrangements with our international distributors are structured as direct product sales and have no significant post delivery obligations with the exception of standard warranty obligations. However, under the previous guidance, for arrangements entered into prior to January 1, 2011 we determined that we could not account for the sale of equipment as a separate unit of accounting and, therefore, the fees received upon the completion of delivery of equipment were deferred and recognized as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment were amortized over the same expected period as the related revenue. Under the amended guidance, for arrangements entered into or materially modified on or after January 1, 2011, we recognize revenues and related direct costs upon delivery in accordance with contract terms. Disposable product revenue is recognized on a monthly basis upon delivery under both the previous and amended guidance.

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

Foreign Currency Translation and Transactions

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Foreign exchange gains and (losses) on intercompany loans considered permanent investments are recorded in other comprehensive loss. Gains and (losses) realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of comprehensive loss within other (expense) income, net and totaled $(0.4) million, $(0.1) million and $(0.3) million during 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in treasury obligation money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, derivatives and accounts receivable. To mitigate such risk, with respect to cash and cash equivalents, we place our cash in bank deposit accounts with financial institutions that have investment grade ratings and capital ratios exceeding minimum Federal Reserve Adequacy Guidelines and in treasury obligation money market funds. To mitigate concentration of credit risk with respect to derivatives we enter into transactions with highly-rated financial institutions and frequently monitor the credit worthiness of our counterparties.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 19% of accounts receivable at December 31, 2013 and two customers represented 16% and 12% of accounts receivable at December 31, 2012. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due and, as a result of our assessment, believe that our accounts receivable credit risk exposure is limited. Historically, we have not experienced any significant credit losses related to an individual customer or group of customers in any particular market or geographic area. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts, aging of unpaid accounts receivable balances and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Provision (Recoveries)	Write-offs	Balance at End of Year
December 31, 2013	$424	$47	$(150)	$321
December 31, 2012	$510	$—	$(86)	$424
December 31, 2011	$601	$—	$(91)	$510

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

Derivative Instruments and Hedging

Derivative instruments, namely our foreign exchange forward contracts, are recognized on the balance sheet at fair value at the balance sheet date. Changes in the fair value of derivatives that are designated and highly effective as cash flow hedges are deferred in accumulated other comprehensive income (loss) and subsequently recognized in cost of revenues in the same period the hedged items are recognized. The ineffective portion of derivative instruments designated as cash flow hedges, are recorded in other income (expense), net. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains and losses on the related derivative instrument are recognized in earnings and any related gains and losses recorded in other comprehensive income (loss) are reclassified into earnings.

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

Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction-in-process until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2013 and 2012 primarily represents the costs of building, machinery, equipment under installation and capitalized software costs.

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

Intangibles and Other Long-Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated discounted cash flows to be generated from such assets or group of assets. During 2013, 2012 and 2011, no such impairment was recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This impairment test is performed annually during the fourth quarter. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit’s fair value is estimated using a discounted cash flow or other fair value measurement. Our reporting units are our System One and In-center operating segments. When testing goodwill for impairment we primarily look to the fair value of the System One segment, as substantially all of the goodwill was allocated to the System One segment. In 2013 we utilized the quantitative assessment and concluded the fair value of the reporting units exceeds their carrying value, indicating that goodwill is not impaired. We estimated the fair value of our reporting units using a discounted cash flow approach which involves significant judgment with respect to future revenue growth, operating income, capital expenditures, changes in working capital use and the selection of a discount rate. During 2012 and 2011 we utilized the qualitative assessment and concluded, in both years, that it is more likely than not that the fair value of our reporting units is greater than their carrying value.

Stock-Based Compensation

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock options and quoted market prices of our common stock to estimate fair value of restricted stock. The expected term is estimated based on the contractual term of each grant and takes into account the historical experience and relevant factors concerning expected exercise and termination behavior of participants. The risk free interest rate for each grant is equal to the U.S. Treasury rate in effect at the time of grant for instruments with an expected life similar to the expected term. The stock volatility assumption is based solely on our historical volatility over the expected term of the award. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future.

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

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Usage	Balance at End of Year
December 31, 2013	$324	$412	$(439)	$297
December 31, 2012	$380	$540	$(596)	$324
December 31, 2011	$268	$695	$(583)	$380

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

Subsequent Events

Events occurring subsequent to December 31, 2013 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. ASU 2013-11 amends the presentation requirements of ASC 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013, which is our fiscal 2014. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently evaluating the impact of the adoption of ASU 2013-11 on our consolidated financial statements. We do not expect the adoption of this standard to have any impact on our consolidated financial statements, as our current practice is consistent with this standard.

3.	Inventory

Inventory includes material, labor and overhead. The components of inventory are as follows (in thousands):

	December 31,
	2013	2012
Purchased components	$15,946	$16,322
Work in process	10,762	8,390
Finished goods	11,093	8,792

	$37,801	$33,504

4.	Property and Equipment, Field Equipment and Deferred Cost of Revenues

Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2013	2012
Manufacturing equipment and tooling	$24,963	$22,305
Leasehold improvements	11,883	8,566
Computer and office equipment	4,132	2,942
Molds	3,817	3,698
Furniture	1,712	1,421
Buildings	10,005	7,621
Land	1,258	1,207
Construction-in-process	16,500	5,889

	74,270	53,649
Less accumulated depreciation	(21,792)	(17,329)

Property and equipment, net	$52,478	$36,320

Depreciation expense, including amortization of capital leases, for property and equipment was $4.7 million, $3.7 million and $3.4 million during 2013, 2012 and 2011, respectively. Included in construction-in-process is $4.5 million and $2.2 million of capitalized computer development costs at December 31, 2013 and 2012, respectively.

Our property and equipment includes the following amounts for assets subject to capital leases (amounts in thousands):

December 31, 2013
Manufacturing facility in Germany	$17,725
Other assets subject to capital leases	2,361
Less accumulated depreciation	(1,525)

Assets subject to capital leases, net	$18,561

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

In December 2012 construction of the facility was completed, at which time the asset was placed in service at a total cost of $16.3 million. Given our continued involvement in the facility, we were precluded from derecognizing the cost of the facility or the corresponding liability. Therefore, the facility asset, including building and equipment, continued to be recorded within property and equipment, net, on our consolidated balance sheet and depreciated on a straight-line basis over its estimated useful life. The corresponding liability has been divided into two separate components, including a capital lease obligation and deferred revenue, based on their relative fair values at December 2012 of $10.1 million and $6.2 million, respectively.

The fair value of the capital lease obligation was determined based on the present value of the financing payments due plus the residual value guarantee. The key assumptions used to determine the fair value of this liability included our incremental borrowing rate, the fixed amount per dialyzer payment due to Asahi totaling fifty percent of the cost of the facility paid by Asahi, and the estimated residual value of the facility assets at the end of the estimated lease term all of which we determined to be Level 3 inputs within the fair value hierarchy. The capital lease obligation has been classified within other long-term liabilities within our consolidated balances sheet with the amount expected to be paid within one year classified within other current liabilities. The capital lease obligation is decreased by payments made to Asahi for dialyzers manufactured for our own use and increased by interest expense.

The fair value of the deferred revenue was determined using cost plus a reasonable margin for contract manufacturing in Germany, Level 3 inputs within the fair value hierarchy. The deferred revenue is recognized in revenues on a straight-line basis over the expected term of the Dialyzer Production Agreement.

The capital lease obligation and deferred revenue balances are $10.0 million and $6.0 million, respectively, at December 31, 2013.

Field Equipment, net

The components of field equipment, net are as follows (in thousands):

	December 31,
	2013	2012
Field equipment	$49,695	$43,891
Less accumulated depreciation	(36,654)	(33,790)

Field equipment, net	$13,041	$10,101

Depreciation expense for field equipment, which is recorded in costs of revenues in the consolidated statements of comprehensive loss, was $4.0 million, $3.7 million and $5.4 million during 2013, 2012 and 2011, respectively.

Deferred Costs of Revenues

Amortization expense of direct costs relating to deferred equipment revenues was $13.3 million, $13.5 million and $11.5 million during 2013, 2012 and 2011, respectively.

5.	Intangible Assets

The components of intangible assets, net are as follows (in thousands):

	December 31, 2013		December 31, 2012		Estimated Useful Life
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Bloodline, needle and other patented and unpatented technology	$6,200	$(4,844)	$6,200	$(4,069)	8 years
Trade names	2,300	(1,026)	2,300	(862)	14 years
Customer relationships	26,185	(11,621)	26,000	(9,750)	10/14 years

Intangible assets, net	$34,685	$(17,491)	$34,500	$(14,681)

We recognized amortization expense of $2.8 million during each of 2013, 2012 and 2011.

The estimated future aggregated amortization expense for intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$2,815
2015	2,621
2016	2,040
2017	2,040
2018	2,040
Thereafter	5,638

$17,194

6.	Net Loss per Share

Basic net loss per share is computed by dividing loss available to NxStage Medical, Inc. common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Years Ended December 31,
	2013	2012	2011
Options to purchase common stock	1,013	1,602	3,057
Unvested restricted stock	152	196	382
Warrants to purchase common stock	—	921	1,053

Total	1,165	2,719	4,492

7.	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	December 31,
	2013	2012
Payroll, compensation and related benefits	$9,041	$8,320
Distribution expenses	2,762	3,175
General and administrative expenses	2,207	2,337
Accrued Taxes	860	2,475
Audit, legal, and consulting fees	2,725	1,449
Other	3,430	2,644

Total	$21,025	$20,400

8.	Debt and Capital Lease Obligations

Term Loan and Security Agreement with Asahi

In May 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our term loan and security agreement with Asahi through the issuance of 2,456,246 shares of our common stock, which, after the retention by us of 28,351 shares for the payment of certain minimum withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares. As a result, the term loan and security agreement was terminated. The extinguishment of this debt gave rise to early recognition of approximately $1.0 million of unamortized debt discount which was recorded as additional interest expense during 2012.

Manufacturing Facility in Italy

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

Loan and Security Agreement with SVB

We have a loan and security agreement with SVB that provides for a $15.0 million revolving line of credit. This agreement, as amended, has a maturity date of March 31, 2014 and borrowings under the agreement, as amended, bear interest at a rate of prime with a floor of 3.25%. The agreement, as amended, is secured by substantially all of our assets, includes certain financial covenants relating to liquidity requirements and adjusted EBITDA, and contains events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenants, material adverse effect and bankruptcy. At December 31, 2013, we were in compliance with the covenants, and there were no outstanding borrowings against the credit commitment.

Capital Lease Obligations

Our capital lease obligations consist of certain property and equipment financed through capital leases and our capital lease obligation due to Asahi related to the manufacturing facility in Germany. Approximate future minimum payments under our capital leases as of December 31, 2013 are as follows (in thousands):

2014	$1,580
2015	1,534
2016	1,553
2017	1,169
2018	1,044
Thereafter (1)	8,660

Total minimum lease payments	15,540

Less amount representing interest	(3,713)

Present value of future minimum lease payments	$11,827

(1)	Amount includes $6.0 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term, which only becomes due and payable at Asahi’s option if we terminate our agreement with Asahi.

9.	Business Segment and Geographic Information

We have two reportable business segments: System One and In-Center. We distribute our products in three markets: home, critical care and in-center.

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

The remainder of our operations and financial information, included within the Other category, relates primarily to the manufacturing of dialyzers for sale to Asahi, NxStage Kidney Care, and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

The accounting policies of our reportable segments are the same as those described in Note 2. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Total
Year Ended December 31, 2013
Revenues from external customers	$176,756	$81,852	$4,821	$263,429
Segment profit (loss)	24,036	16,447	(58,281)	(17,798)
Depreciation and amortization	18,041	1,389	5,418	24,848
Segment assets	88,240	17,490	201,232	306,962
Year Ended December 31, 2012
Revenues from external customers	$163,129	$76,927	$2,076	$242,132
Segment profit (loss)	24,349	11,051	(46,606)	(11,206)
Depreciation and amortization	18,245	1,461	3,967	23,673
Segment assets	80,041	20,582	211,326	311,949
Year Ended December 31, 2011
Revenues from external customers	$143,480	$73,776	$—	$217,256
Segment profit (loss)	14,336	8,522	(38,359)	(15,501)
Depreciation and amortization	18,277	1,255	3,555	23,087
Segment assets	84,732	17,165	189,811	291,708

Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Years Ended December 31,
	2013	2012	2011
Customer A	21%	21%	21%
Customer B	10%	11%	13%
Customer C	12%	12%	13%
Customer D	14%	11%	9%

Sales to Customer A and D are nearly all in the System One segment and sales to Customer B and C are to significant distributors in the In-Center segment. A portion of Customer B’s sales of our products are to Customer A. All of Customer C’s sales of our products are to Customer A.

The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,
	2013	2012
Total segment assets	$105,730	$100,623
Corporate assets:
Cash and cash equivalents	84,134	106,439
Property and equipment, net	52,478	36,320
Intangible assets, net	17,194	19,819
Goodwill	41,817	42,421
Prepaid and other assets	5,609	6,327

Total assets	$306,962	$311,949

Long-lived tangible assets consist of property and equipment, net and field equipment, net. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,
	2013	2012	2011
United States	$26,082	$20,967	$15,302
Europe	28,765	21,505	13,138
Mexico	10,672	3,949	1,341

	$65,519	$46,421	$29,781

10.	Commitments and Contingencies

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

Operating Leases

Our operating leases relate to our corporate headquarters and NxStage Kidney Care facilities, as well as our foreign manufacturing operations in Mexico, Germany and Italy. Our corporate headquarters lease has an initial term of eleven years through mid-2023 with an early termination provision after seven years, subject to certain terms and conditions, with two 5-year options to extend beyond the initial term on substantially the same terms and at rent equal to ninety-five percent of the then fair market value. The lease agreement for our headquarters included a tenant improvement allowance paid by the landlord of $4.3 million, which has been recorded as both a leasehold improvement and a deferred rent obligation. Our leased manufacturing facilities are subject to lease agreements with termination dates beginning in December 2014. Our lease agreements contain certain provisions that require us to pay executory costs such as real estate taxes, operating expenses and common utilities. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. Rent expense was $2.2 million during 2013, $2.2 million during 2012 and $1.8 million during 2011.

The future minimum rental payments as of December 31, 2013 under our operating leases are as follows (in thousands):

2014	$3,482
2015	3,844
2016	3,845
2017	3,707
2018	3,851
Thereafter	10,248

$28,977

Contingencies

A civil complaint was filed against us on February 28, 2012 in the U.S. District Court for the District of Massachusetts by Gambro Renal Products, Inc., or Gambro (Case No. 1:12cv10370-PBS). The complaint alleged that we violated Section 43(a) of the Lanham Act, 15 U.S.C. § 1125(a), and Massachusetts General Laws Chapter 93A by making false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleged that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business.

Effective January 2, 2014, we and Gambro agreed to a settlement of this litigation without any admission of wrongdoing or liability by either party and dismissal of all related claims with prejudice. The settlement required us to pay a one-time cash payment to Gambro which was primarily offset by reimbursement from our insurance company. At the same time, we entered into a patent cross-license agreement with Baxter that provides for the cross-license of three patents and the Third Amendment to Extracorporeal Disposables Distribution Agreement that amends the length and other terms of a distribution agreement between us and Gambro. The settlement as a whole can be viewed as a multi-element arrangement as defined by ASC 605-25 Multiple Element Arrangements, which required us to identify and estimate a fair value for each element to properly account for the settlement. We recorded the settlement, reimbursement and consideration of the multi-element arrangement guidance within general and administrative expense on the consolidated statements of comprehensive loss.

11.	Income Taxes

The following is a summary of income (loss) before income taxes by geography (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S.	$(21,013)	$(16,026)	$(23,074)
Foreign	1,807	1,906	2,571

Total	$(19,206)	$(14,120)	$(20,503)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
U.S. - State	$47	$52	$—
Foreign	(76)	1,357	899

Total Current	(29)	1,409	899

Deferred:
Foreign	(216)	(376)	—

Total Deferred	(216)	(376)	—

Total (Benefit) Provision	$(245)	$1,033	$899

We recognized a benefit from income taxes of $0.2 million during 2013 and a provision for income taxes of $1.0 million and $0.9 million during 2012 and 2011, respectively. We recorded income tax expense during 2013, 2012 and 2011 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit which resulted in the recognition of a $1.2 million income tax benefit.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
Stock compensation	(2.5)%	(5.6)%	(1.3)%
State income tax, net of federal tax benefit	3.2%	2.0%	3.6%
U.S. research credits	11.7%	3.3%	4.5%
Foreign income inclusion in the U.S.	(6.7)%	(3.1)%	(2.5)%
Valuation allowance	(40.2)%	(31.4)%	(41.1)%
Change in tax reserves	4.0%	(5.6)%	—%
Other, net	(2.2)%	(0.9)%	(1.6)%

Effective tax rate	1.3%	(7.3)%	(4.4)%

The change in our effective tax rate from 2012 to 2013 was due primarily to changes in tax reserves.

Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes. Deferred tax assets (liabilities), the majority of which are non-current, are made up of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$108,772	$103,856
Tax credits	9,464	7,450
Stock-based compensation	5,713	5,013
Capitalized research and development	3,677	3,984
Financing liabilities	5,007	4,868
Other	2,199	2,606

Total deferred tax assets	134,832	127,777

Deferred tax liabilities:
Fixed assets	(5,079)	(5,197)
Intangible assets	(6,509)	(7,244)

Total deferred tax liabilities	(11,588)	(12,441)

Net deferred tax assets before valuation allowance	123,244	115,336
Less valuation allowance	(122,353)	(114,682)

Net deferred tax assets	$891	$654

As of December 31, 2013, we had U.S. federal and state net operating loss carryforwards of approximately $347.7 million and $193.1 million, respectively, available to offset future taxable income. A portion of the federal net operating loss, $50.7 million, is attributable to excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases in shareholder’s equity in future periods when and if the losses are utilized to reduce future tax payments. The federal and state net operating loss carryforwards will expire between 2014 and 2033 if not utilized. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. To date, we have not completed an analysis in accordance with §382. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. We also had federal and state research and development credit carryforwards of $6.4 million and $1.9 million, respectively, which begin to expire in

2020 if not utilized. We also had foreign tax credits of approximately $1.0 million that will expire between 2018 and 2021 if not utilized. As of December 31, 2013, we have not been subject to a federal income tax audit in the U.S.

During 2013, the deferred tax valuation allowance increased by approximately $7.7 million, primarily as the result of increases to federal, state, and foreign net operating losses. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset our U.S. and specific foreign deferred tax assets because the future realizability of such assets is uncertain. We believe that the future realization of these assets is not more likely than not given the expected future tax losses in these jurisdictions.

The below table details the changes in unrecognized tax benefits, which if recognized would favorably impact our effective tax rate (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of the year	$1,067	$678	$450
Tax positions taken for the current year	411	389	228
Reductions due to audit settlement	(1,067)	—	—

Balance at end of year	$411	$1,067	$678

In 2013, we recognized a financial statement benefit of $1.2 million as a result of an audit settlement. As of December 31, 2013 we had gross unrecognized tax benefits of $0.5 million including interest and penalties of $0.1 million that, if recognized, would result in a reduction of our effective tax rate. As of December 31, 2012 we had gross unrecognized tax benefits of $1.5 million including interest and penalties of $0.4 million.

We monitor the undistributed earnings of foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2013, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested.

12.	Stock Plans and Stock-Based Compensation

Stock Incentive Plans

We maintain the 2005 Stock Incentive Plan, or the 2005 Plan, that governs awards to both employees and non-employees. The 2005 Plan replaced and superseded our 1999 Stock Option and Grant Plan, or the 1999 Plan, except that awards granted under the 1999 Plan remain in effect pursuant to their original terms. Pursuant to the 2005 Plan, each share award issued after May 28, 2009 other than options or stock appreciation rights will reduce the number of total shares available for grant by 1.23 shares for shares granted from May 28, 2009 through May 26, 2011 and 1.62 shares for shares granted thereafter. A total of 13.5 million shares have been authorized for grant under the 2005 Plan and at December 31, 2013, 1.6 million shares remained available for future grant.

Unless otherwise specified by our Board of Directors or Compensation Committee of the Board, stock options issued to employees under the 2005 Plan generally vest over a period of four years and expire ten years from the date of grant (or seven years from the date of grant for options issued before 2013). In general, all stock options issued under the 1999 Plan expire ten years from the date of grant and the majority of these awards granted under the 1999 Plan were exercisable upon the date of grant into restricted common stock, which vested over a period of four years. Stock option grants to directors expire five years from the date of grant and vest 100% on date of grant. We settle stock option exercises and restricted stock vesting with newly issued common shares.

We also maintain a performance based restricted stock plan, or the Performance Share Plan, in which we commit to grant shares of restricted stock to certain employees and executive officers based on the achievement of certain annual corporate financial performance metrics. The restricted stock, if awarded, vests over a requisite service period of three years. Further, we maintain a bonus plan, or Corporate Bonus Plan, for the benefit of our employees. Payout under the Corporate Bonus Plan is based on individual performance and the achievement of certain annual corporate financial performance metrics and is paid in shares of our common stock, or in cash, at the discretion of the Compensation Committee of the Board. The estimated payout under the Corporate Bonus Plan is recognized as compensation expense during the performance year and is classified as a liability, until settlement, on our consolidated balance sheet. The compensation expense associated with the Corporate Bonus Plans for the 2013, 2012 and 2011 performance years that has been or is expected to be paid in shares of our common stock has been classified as stock-based compensation expense.

Our 2005 Employee Stock Purchase Plan, or the 2005 Purchase Plan, authorized the issuance of up to 0.7 million shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of our common stock on the NASDAQ Global Select Market on the lower of the first or last day of the offering period, unless otherwise determined by the Board of Directors or Compensation Committee of the Board. As of December 31, 2013, 0.2 million shares were available for future issuance under the 2005 Purchase Plan.

Stock Options

A summary of the status of stock options granted under all of our plans at December 31, 2013, and changes during the year then ended, is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
			(In thousands)	(In years)
Outstanding at beginning of year	4,738,923	$10.39
Granted	1,115,635	$11.68
Exercised	(662,767)	$7.04
Forfeited or expired	(365,911)	$15.92

Outstanding at end of year	4,825,880	$10.73	$8,286	3.64

Fully vested and exercisable	3,762,334	$10.07	$8,281	2.45

Fully vested, exercisable and expected to vest	4,730,161	$10.68	$8,285	3.55

The aggregate intrinsic value for stock options is calculated based on the market price of our common stock as of December 31, 2013, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during 2013, 2012 and 2011 was $5.1 million, $5.1 million and $7.5 million, respectively. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $3.5 million, $8.8 million and $18.7 million, respectively. The aggregate intrinsic value of options exercised is calculated based on the market price of our common stock on the exercise date, less the exercise price of underlying award.

The weighted-average fair value of options granted during 2013, 2012 and 2011 was $6.29, $9.23 and $11.23 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life (in years)	4.50 to 4.70	4.50	4.61 to 4.75
Risk-free interest rate	0.75% to 1.04%	0.67% to 0.90%	1.35% to 2.16%
Expected stock price volatility	62%	70%	64% to 70%
Expected dividend yield	—	—	—

Restricted Stock

The total fair value of restricted stock that vested was $2.8 million, $3.7 million and $5.8 million during 2013, 2012 and 2011, respectively. The weighted-average fair value of restricted stock granted during 2013, 2012 and 2011 was $11.97, $16.89 and $18.75 per unit, respectively. The following table summarizes the status of the unvested restricted stock:

	Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Unvested at December 31, 2012	652,204	$17.22
Granted	359,745	$11.97
Vested	(162,589)	$17.13
Forfeited	(115,139)	$16.83

Unvested at December 31, 2013	734,221	$14.72	$7,342	2.44

The aggregate intrinsic value for restricted stock is calculated based on the market price of our common stock as of December 31, 2013.

Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during 2013, 2012 and 2011 was $3.10, $4.57 and $6.12 per share, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life (in months)	6	6	6
Risk-free interest rate	0.09% to 0.12%	0.06% to 0.15%	0.10% to 0.19%
Expected stock price volatility	20.1% to 33.6%	23.3% to 36.0%	30.1% to 32.6%
Expected dividend yield	—	—	—

There were 75,301, 56,691 and 38,777 shares issued under the 2005 Purchase Plan during 2013, 2012 and 2011, respectively, which resulted in share-based compensation expense of $0.1 million in 2013 and $0.2 million in both 2012 and 2011.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the consolidated statements of comprehensive loss (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$918	$1,168	$1,881
Selling and marketing	3,171	4,186	5,117
Research and development	1,331	1,372	1,230
General and administrative	3,218	4,677	4,865

Total stock-based compensation expense	$8,638	$11,403	$13,093

As of December 31, 2013, approximately $14 million of unrecognized stock compensation cost related to nonvested stock options and restricted stock (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.7 years.

Other Compensation Plans

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. These unfunded plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. We have recorded a liability of $1.8 million and $1.9 million at December 31, 2013 and 2012, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2013, 2012 and 2011.

13.	Employee Benefit Plan

We have a 401(k) retirement plan, or the 401(k) Plan, for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. We contribute 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. We contributed $1.5 million, $1.3 million and $1.2 million to the 401(k) Plan during 2013, 2012 and 2011, respectively.

14.	Stockholders’ Equity

We received 34,311, 32,310 and 40,089 shares of common stock that were surrendered in payment for the exercise of stock options during 2013, 2012 and 2011, respectively. We received 115,730 shares during 2011 that were surrendered by employees in payment for the minimum required withholding taxes associated with awards under our Corporate Bonus and Performance Share Plans. We received no such shares in 2013 or 2012. We received 28,351 shares of common stock during 2012 that were surrendered for the payment of certain minimum withholding taxes related to the repayment of our Term Loan and Security Agreement with Asahi.

In connection with our Amended and Restated National Service Provider Agreement with DaVita we issued to DaVita a warrant to purchase up to 5,500,000 shares of our common stock that vested based upon the achievement of certain DaVita performance criteria through June 2013. As of December 31, 2013, all warrants have been exercised or have expired.

In connection with the sale of our common stock in a private placement during 2008 we issued warrants to purchase 1,900,000 shares of our common stock. These warrants had an exercise price of $5.50 per share and contained a net share settlement feature. As of December 31, 2013, all warrants have been exercised or have expired.

15.	Noncontrolling Interest

In 2013, NxStage Kidney Care entered into a joint venture agreement with an unaffiliated dialysis provider operating independent dialysis centers. The other venturer contributed $0.5 million as an initial investment into the joint venture, which is reflected in the consolidated balance sheet as noncontrolling interest. For the year ended December 31, 2013, the joint venture did not earn any revenues or incur any expenses.

16.	Business Combination

On April 2, 2013, we acquired substantially all of the System One assets of Kimal PLC, or Kimal, a distributor of our products in the United Kingdom. The aggregate purchase price is estimated at $3.9 million. The acquisition is consistent with our move to a direct sales model in the United Kingdom.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations. Our financial statements include the results of operations of Kimal subsequent to the acquisition date. We have not provided pro forma financial information for this acquisition given its results are not material to our consolidated financial statements. Transaction costs associated with this acquisition were expensed as incurred and were not material during 2013.

The purchase price includes an initial cash payment of $2.2 million paid in July 2013, $0.1 million to be paid in January 2014, the forgiveness of a capital lease liability due from Kimal of $1.4 million, up to $0.7 million in contingent consideration (payable to seller) within 12 months of the acquisition date subject to certain post-closing conditions and the reclassification of deferred revenues of $0.3 million, net of related deferred cost of revenues, associated with sales of equipment to Kimal prior to January 1, 2011.

The following is a summary of the purchase price of the acquisition (in thousands):

Cash paid or to be paid	$2,311
Fair value of lease liability forgiven	1,447
Fair value of contingent consideration (payable to seller)	540
Other	(307)

Total Purchase Price	$3,991

The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired (in thousands):

Assets purchased:
Inventory	$523
Field Equipment	3,298
Customer relationships	170

Assets acquired	$3,991

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

The contingent consideration (payable to seller) is accounted for as a contingent consideration liability at December 31, 2013. We recognized a liability equal to the estimated fair value of the payment we expect to make as of the acquisition date and we re-measure this liability each reporting period with changes in the fair value recorded in earnings. There were no significant changes in our contingent consideration liability during 2013. The liability recorded at acquisition and at December 31, 2013 was measured using a probability weighted discounted cash flow method and includes certain significant unobservable inputs, namely, a discount rate of 11.5% and patient growth rates.

17.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, during the first quarter of 2012 we instituted a foreign currency cash flow hedging program, and began entering into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. The notional amount of our outstanding contracts that are designated as cash flow hedges was $10.4 million and $7.8 million at December 31, 2013 and 2012, respectively. The fair value of these contracts was recorded on the balance sheet within prepaid expenses and other current assets or other current liabilities depending on the gain (loss) position and these amounts were not material at December 31, 2013 or 2012. Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2013 or 2012. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Year Ended December 31, 2013	$144	$656	Cost of revenues
Year Ended December 31, 2012	$498	$109	Cost of revenues

18.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	144	254	398
Gain reclassified to earnings (1)	(656)	—	(656)

Total other comprehensive (loss) income	(512)	254	(258)

Balance, net of tax, as of December 31, 2013	$(123)	$335	$212

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 17 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

19.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds(1)	$69,779	$—	$—	$69,779
Foreign exchange forward contracts(2)	—	34	—	34
Liabilities
Foreign exchange forward contracts(2)	—	192	—	192
Contingent consideration liability(3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or other current liabilities depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during 2013.

We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

The carrying amount of our long-term debt approximates fair value at December 31, 2013. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

20.	Supplemental Cash Flow Information

The following additional information is provided with respect to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Supplemental Disclosures:
Cash paid for interest	$549	$1,457	$1,623
Cash paid for taxes	1,181	586	587
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$13,827	$12,172	$16,943
Transfers from field equipment to deferred cost of revenues	10,260	10,360	12,586
Payment of Corporate Bonus Plan in common stock	1,034	878	2,807
Market value of shares received in payment for exercise of stock options	412	513	758
Construction-in-process financed by construction liability	3,568	8,343	7,700
Settlement of debt through the issuance of common stock	—	45,219	—
Leasehold improvements paid by the landlord	—	4,300	—
Property and equipment acquired under capital lease	745	1,615	—
Acquisition of business	1,757	—	—
Increase in deferred revenues related to the new manufacturing facility in Germany	—	6,124	—
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	335	—	—

21.	Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly information (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$61,644	$65,462	$66,873	$69,450
Gross profit	24,000	25,087	25,528	27,888
Net loss	(4,994)	(3,405)	(4,986)	(5,176)
Net loss per common share, basic and diluted	$(0.08)	$(0.06)	$(0.08)	$(0.08)
	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$56,951	$59,009	$61,152	$65,020
Gross profit	21,312	22,389	23,748	25,359
Net loss	(5,144)	(5,063)	(2,582)	(2,364)
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.04)	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of

1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2013.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on its assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.

We have audited NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). NxStage Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

March 3, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have included information about our executive officers in Part I of the report under the caption “Executive Officers”. Certain documents relating to the our corporate governance, including the Code of Business Conduct and Ethics, which is applicable to our directors, officers and employees, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors, are available on our website at www.nxstage.com. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics on our website. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Election of Directors,” “Corporate Governance,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters — Stockholder Proposals for the 2015 Annual Meeting” contained in the proxy statement for our 2014 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Information About Executive and Director Compensation” and “Corporate Governance” contained in the proxy statement for our 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive and Director Compensation” contained in the proxy statement for our 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the proxy statement for our 2014 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Corporate Governance” contained in the proxy statement for our 2014 annual meeting of stockholders.

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
Chief Executive Officer
March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/s/ Matthew W. Towse Matthew W. Towse	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 3, 2014

/s/ Kevin Hershberger Kevin Hershberger	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 3, 2014

/s/ Robert G. Funari Robert G. Funari	Chairman of the Board of Directors	February 27, 2014

/s/ Daniel A. Giannini Daniel A. Giannini	Director	February 27, 2014

/s/ Earl R. Lewis Earl R. Lewis	Director	February 27, 2014

/s/ Jean Mixer Jean Mixer	Director	February 27, 2014

/s/ Craig W. Moore Craig W. Moore	Director	February 27, 2014

/s/ Reid S. Perper Reid S. Perper	Director	February 27, 2014

/s/ Jay W. Shreiner Jay W. Shreiner	Director	February 27, 2014

/s/ Barry M. Straube Barry M. Straube, M.D.	Director	February 27, 2014

EXHIBIT INDEX

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

3.1	Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005

3.2	Amended and Restated By-Laws	S-1/A	3.5	10/7/2005

4.1	Specimen certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005

10.1#	1999 Stock Option and Grant Plan, as amended by Amendments Nos. 1-3	S-1/A	10.1	10/7/2005

10.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.2	10/7/2005

10.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.3	10/7/2005

10.4#	2005 Stock Incentive Plan, as amended	DEF 14A	Appendix B	4/28/2011

10.5#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan	S-1/A	10.22	10/20/2005

10.6#	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan	10-K	10.5	3/16/2007

10.7#	2005 Employee Stock Purchase Plan, as amended	DEF 14A	Appendix B	4/24/2009

10.8#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005

10.9#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005

10.10#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005

10.11#	Employment Agreement dated November 27, 2006 between the Registrant and Robert S. Brown	10-K	10.10	3/16/2007

10.12#	Employment Agreement dated as of July 15, 2013 between the Registrant and Matthew W. Towse	10-Q	10.2	11/7/2013

10.13#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005

10.14#	Director Compensation Policy	10-Q	10.3	11/7/2013

10.15†	Second Amended and Restated National Service Provider Agreement dated as of March 1, 2013 between the Registrant and DaVita Healthcare Partners Inc.	10-Q	10.1	7/25/2013

10.16†	Needle Purchase Agreement dated January 6, 2008 between Medisystems Corporation and DaVita Inc.	10-K	10.37	3/7/2008

10.17†	Amendment to (Needle Purchase) Agreement dated as of April 15, 2013 between Medisystems Corporation and DaVita Healthcare Partners Inc.	10-Q	10.2	7/25/2013

10.18†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

10.19†	Extracorporeal Disposables Distribution Agreement dated July 25, 2007 between Medisystems Corporation and Henry Schein, Inc.	10-Q	10.4	11/7/2007

10.20†	Supply and Distribution Agreement dated February 1, 2001 between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.6	11/7/2007

10.21†	Supply and Distribution Agreement dated May 6, 2008 between Medisystems Corporation and Kawasumi Laboratories, Inc.	10-Q	10.43	8/8/2008

10.22†	Shelter Agreement dated March 21, 2007 among the Registrant, Entrada Partners and Entrada Group de Mexico, S. de R.L. de C.V.	10-Q	10.6	5/9/2007

10.23†	Supply Agreement dated April 10, 2009 between the Registrant and Laboratorios PiSA	10-Q/A	10.45	10/19/2009

10.24†	Amendment to Supply Agreement dated as of July 22, 2013 between Medisystems Corporation and Laboratorios PiSA SA de C.V.	10-Q	10.1	11/7/2013

10.25†	Extracorporeal Disposables Distribution Agreement dated June 15, 2009 between Medisystems Corporation and Gambro Renal Products, Inc.	10-Q	10.46	8/7/2009

10.26†	Technology and Trademark License Agreement effective June 15, 2009 between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009

10.27†	Loan and Security Agreement dated March 10, 2010 among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers	10-Q/A	10.48	7/22/2010

10.28	Amendment dated March 29, 2011 to the Loan and Security Agreement among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers	10-Q	10.33	5/4/2011

10.29	Amendment dated May 7, 2012 to the Loan and Security Agreement among Silicon Valley Bank, as the Lender, and the Registrant, EIR Medical, Inc., Medisystems Corporation and Medisystems Services Corporation, as Borrowers	10-Q	10.35	5/8/2012

10.30†	Lease dated as of June 22, 2011 between Registrant and 350 Riverwalk, LLC	10-Q/A	10.33	10/7/2011

10.31	Registration Rights Agreement dated as of May 4, 2012 between the Registrant and Asahi Kasei Medical Co., Ltd.	10-Q	10.37	5/8/2012

*21.1	List of Subsidiaries

*23	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

^	Exhibits previously filed with the Securities and Exchange Commission as exhibits to Form S-1 or S-1/A were filed under Commission File Number 333-126711. All other previously filed exhibits were filed under Commission File Number 0-51567.

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit. Confidential portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(b) of Form 10-K.