Form 10-Q
period 2014-03-31
NxStage Medical, Inc.
filed 2014-05-08
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 61,415,670 shares of the registrant’s common stock outstanding as of the close of business on May 1, 2014.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,829	$84,134
Accounts receivable, net	25,263	20,158
Inventory	40,804	37,801
Prepaid expenses and other current assets	4,098	4,027

Total current assets	146,994	146,120
Property and equipment, net	56,826	52,478
Field equipment, net	14,822	13,041
Deferred cost of revenues	33,815	34,730
Intangible assets, net	16,491	17,194
Goodwill	41,817	41,817
Other assets	1,941	1,582

Total assets	$312,706	$306,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,310	$14,610
Accrued expenses	20,538	21,025
Current portion of long-term debt	103	102
Other current liabilities	1,801	1,870

Total current liabilities	44,752	37,607
Deferred revenues	52,242	53,277
Long-term debt	1,030	1,044
Other long-term liabilities	21,346	20,273

Total liabilities	119,370	112,201
Commitments and contingencies (Note 9)
Stockholders’ equity:

Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—

Common stock: par value $0.001, 100,000,000 shares authorized; 61,996,196 and 61,666,048 shares issued as of March 31, 2014 and December 31, 2013, respectively	62	61
Additional paid-in capital	571,217	567,468
Accumulated deficit	(368,817)	(363,542)
Accumulated other comprehensive income	394	212

Treasury stock, at cost: 579,121 and 575,895 shares as of March 31, 2014 and December 31, 2013, respectively	(10,010)	(9,963)

Total NxStage Medical, Inc. stockholders’ equity	192,846	194,236

Noncontrolling interest	490	525

Total stockholders’ equity	193,336	194,761

Total liabilities and stockholders’ equity	$312,706	$306,962

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenues	$72,221	$61,644
Cost of revenues	43,287	37,644

Gross profit	28,934	24,000

Operating expenses:
Selling and marketing	13,218	10,696
Research and development	5,134	5,108
Distribution	6,550	4,908
General and administrative	8,821	7,824

Total operating expenses	33,723	28,536

Loss from operations	(4,789)	(4,536)

Other expense:
Interest expense	(198)	(150)
Other income (expense), net	23	(176)

	(175)	(326)

Net loss before income taxes	(4,964)	(4,862)
Provision for income taxes	346	132

Net loss	(5,310)	(4,994)

Less: Net loss attributable to noncontrolling interests	(35)	—

Net loss attributable to stockholders of NxStage Medical, Inc.	$(5,275)	$(4,994)

Net loss per share, basic and diluted	$(0.09)	$(0.08)

Weighted-average shares outstanding, basic and diluted	61,252	59,381

Other comprehensive income	182	145

Total comprehensive loss	(5,128)	(4,849)

Less: Comprehensive loss attributable to noncontrolling interests	(35)	—

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(5,093)	$(4,849)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,310)	$(4,994)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,591	6,080
Stock-based compensation	2,641	2,646
Other	80	230
Changes in operating assets and liabilities:
Accounts receivable	(5,118)	(3,072)
Inventory	(8,224)	(6,350)
Prepaid expenses and other assets	(393)	(1,474)
Accounts payable	7,702	4,124
Accrued expenses and other liabilities	(339)	(216)
Deferred revenues	(1,010)	(1,887)

Net cash used in operating activities	(3,380)	(4,913)

Cash flows from investing activities:
Purchases of property and equipment	(4,915)	(2,023)

Net cash used in investing activities	(4,915)	(2,023)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plan	1,460	731
Repayments on loans and lines of credit	(12)	—
Repayments on capital leases	(387)	(295)

Net cash provided by financing activities	1,061	436

Foreign exchange effect on cash and cash equivalents	(71)	(136)

Decrease in cash and cash equivalents	(7,305)	(6,636)
Cash and cash equivalents, beginning of period	84,134	106,439

Cash and cash equivalents, end of period	$76,829	$99,803

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for our System One used in the home dialysis market for the treatment of ESRD. We are operating a small number of NxStage Kidney Care dialysis centers, and plan to open additional centers, focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2013 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Form 10-K.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods’ financial statements to conform to the 2014 presentation.

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

Revenue Recognition

Services Segment

Revenues in our Services segment are derived from dialysis care services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

Revenues are recognized based on a usual customary fee schedule, net of estimated contractual allowances to reflect the estimated amounts to be received from the payor. Revenues are recognized in the period in which services are provided when we have the ability to reasonably estimate amounts ultimately collectible from the payor. In instances where we do not have the ability to reasonably estimate amounts ultimately collectible, as is often the case with non-contracted commercial health plans and amounts due from patients (including co-pay and deductible amounts), revenue is recognized in the period in which cash is received.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 20% and 19% of accounts receivable at March 31, 2014 and December 31, 2013, respectively.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2013	$297
Provision	122
Usage	(101)

Balance at March 31, 2014	$318

Recent Accounting Pronouncements

Effective January 1, 2014, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-11 which impacts the presentation of unrecognized tax benefits on the statement of financial position. As a result, unrecognized tax benefit are presented as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit is presented as a liability and not combined with deferred tax assets. The adoption of this standard did not impact our condensed consolidated financial statements, as our practice was consistent with this standard prior to its effective date.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2014	December 31, 2013
Purchased components	$17,790	$15,946
Work in process	12,918	10,762
Finished goods	10,096	11,093

Total	$40,804	$37,801

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $23.3 million and $21.8 million at March 31, 2014 and December 31, 2013, respectively. Accumulated depreciation on field equipment was $37.2 million and $36.7 million at March 31, 2014 and December 31, 2013, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $18.2 million and $17.5 million at March 31, 2014 and December 31, 2013, respectively.

6.	Net Loss per Share

Basic net loss per share is computed by dividing loss attributable to NxStage Medical, Inc. common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	943	981
Unvested restricted stock	237	155
Warrants to purchase common stock	—	658

Total	1,180	1,794

7.	Accrued expenses and Other long-term liabilities

The components of accrued expenses are as follows (in thousands):

	March 31, 2014	December 31, 2013
Payroll, compensation and related benefits	$9,041	$9,041
Distribution expenses	2,841	2,762
General and administrative expenses	1,848	2,207
Accrued taxes	969	860
Audit, Legal, and consulting fees	1,803	2,725
Other	4,036	3,430

Total	$20,538	$21,025

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Capital lease obligations	$14,869	$14,133
Lease incentive obligations	3,659	3,589
Benefit plan obligations	1,847	1,770
Other	971	781

	$21,346	$20,273

8.	Segment Disclosures

With our continued investment in our NxStage Kidney Care dialysis centers, effective with the first quarter of 2014, it was determined that the operations of NxStage Kidney Care should be presented separately. Prior to 2014 its operations were included within the Other category. We now have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We distribute our products in three markets: home, critical care and in-center. Prior period information has been updated to conform with the current presentation.

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers.

The remainder of our operations and financial information, included within the Other category, relates to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., Ltd. (Asahi) and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

The accounting policies of our reportable segments are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated, as necessary, in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended March 31, 2014
Revenues from external customers	$51,135	$18,916	$2,054	$116	$—	$72,221
Intersegment revenues	52	—	—	$—	(52)	—

Revenues	51,187	18,916	2,054	116	(52)	72,221
Segment profit (loss)	9,225	2,954	(14,013)	(2,955)	—	(4,789)
Depreciation and amortization	4,977	276	1,184	154	—	6,591

Three Months Ended March 31, 2013
Revenues from external customers	$42,169	$18,700	$775	$—	$—	61,644
Intersegment revenues	—	—	—	—	—	—

Revenues	42,169	18,700	$775	—	—	61,644
Segment profit (loss)	6,513	3,438	(13,603)	(884)	—	(4,536)
Depreciation and amortization	4,423	345	1,312	—	—	6,080

The following table presents assets allocated to our reportable segments along with a reconciliation of the total segment assets to total assets (in thousands):

	March 31, 2014	December 31, 2013
System One	$114,924	$110,486
In-Center	32,138	26,449
Services	7,061	4,273

Total segment assets	154,123	141,208
Corporate assets:
Cash and cash equivalents	76,829	84,134
Property and equipment, net	17,407	17,000
Intangible assets, net	16,491	17,194
Goodwill	41,817	41,817
Prepaid and other assets	6,039	5,609

Total assets	$312,706	$306,962

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the customers who individually comprise greater than ten percent of total revenues and their respective portion of total revenues:

	Three Months Ended March 31,
	2014	2013
DaVita	22%	22%
Fresenius	15%	13%
Gambro	10%	14%

Sales to DaVita and Fresenius are in the System One segment. Sales to Gambro are in the In-Center segment. All of Gambro’s sales of our products are to DaVita.

9.	Commitments and Contingencies

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

Other significant commitments and contingencies at March 31, 2014 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2013 Form 10-K.

10.	Income Taxes

The provision for income taxes of $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, relates to the profitable operations of certain foreign subsidiaries. During the first quarter of 2013 we recognized a discrete benefit resulting from a foreign legislative change.

As of March 31, 2014, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.5 million, including accrued interest and penalties of $0.1 million. There have been no significant changes to these amounts during the three months ended March 31, 2014.

11.	Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$198	$321
Selling and marketing	855	699
Research and development	325	447
General and administrative	1,263	1,179

Total	$2,641	$2,646

Stock Options and Restricted Stock Units

The Company granted options to purchase 769,589 and 832,737 shares of common stock during the three months ended March 31, 2014 and 2013, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2014 and 2013 was $5.98 and $6.07 per option, respectively.

The Company awarded 168,227 and 196,775 restricted stock units during the three months ended March 31, 2014 and 2013, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2014 and 2013 was $14.07 and $11.34 per unit, respectively.

Performance Based Plans

In March 2014, the Compensation Committee of our Board of Directors approved the grant of up to 369,136 restricted stock units pursuant to performance based awards subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2014. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $14.66 per unit. The estimated expense will be recognized as stock-based compensation expense over the requisite service period based on the number of shares expected to vest.

Further, in March 2014, the Compensation Committee made awards subject to individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2014. Awards are payable in shares of the Company’s common stock or in cash, at the discretion of the Compensation Committee. The estimated payout of these awards is being recognized as compensation expense during 2014, with a portion of this compensation expense classified as stock-based compensation expense, and has been classified as a liability on the Company’s condensed consolidated balance sheet.

12.	Stockholders’ Equity

We received 3,226 and 20,224 shares of common stock that were surrendered in payment for the exercise of stock options through the three months ended March 31, 2014 and 2013, respectively.

13.	Noncontrolling Interest

In 2013, NxStage Kidney Care entered into a joint venture agreement with an unaffiliated not-for-profit dialysis provider operating independent dialysis centers. The other venturer contributed $0.5 million as an initial investment into the joint venture, which is reflected in the condensed consolidated balance sheet as noncontrolling interest. Noncontrolling interest represents the minority shareholder’s proportionate share of the Company’s majority owned subsidiary. The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$525	$—
Net loss attributable to non-controlling interest in consolidated subsidiary	(35)	—

Balance at end of period	$490	$—

14.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, we have entered into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2014 and December 31, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $10.7 million and $10.4 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. These amounts were not material at March 31, 2014 or December 31, 2013.

Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three months ended March 31, 2014 or 2013. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2014
Foreign exchange forward contracts	$33	$(102)	Cost of revenues
Three Months Ended March 31, 2013
Foreign exchange forward contracts	$566	$353	Cost of revenues

15.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of period	$(123)	$335	$212
Other comprehensive income before reclassifications	33	47	80
Loss reclassified to earnings (1)	102	—	102

Total other comprehensive income	135	47	182

Balance, net of tax, at end of period	$12	$382	$394

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 14 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

16.	Fair Value Measurements

We have certain financial assets and liabilities measured at fair value on a recurring and non-recurring basis recorded in our condensed consolidated balance sheets. The fair value measurements used are based on quoted prices, when available, or through the use of alternative approaches. The inputs used to determine fair value have been classified as Level 1, 2 or 3. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves for similar instruments and model-derived valuations whose inputs are observable. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our contingent consideration liability relates to deferred payments in connection with our acquisition of substantially all of the System One assets of Kimal PLC, a distributor of our products in the United Kingdom, on April 2, 2013. The liability recorded at March 31, 2014 and December 31, 2013 was measured using probability weighted discounted cash flow method and includes certain significant unobservable inputs, namely, a discount rate of 11.5% and patient growth rates.

We did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$59,779	$—	$—	$59,779
Foreign exchange forward contracts (2)	—	68	—	68
Liabilities
Foreign exchange forward contracts (2)	$—	$88	$—	$88
Contingent consideration liability (3)	—	—	278	278

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$69,779	$—	$—	$69,779
Foreign exchange forward contracts (2)	—	34	—	34
Liabilities
Foreign exchange forward contracts (2)	$—	$192	$—	$192
Contingent consideration liability (3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

The following table presents the rollforward of the contingent consideration liability classified as Level 3 within the value hierarchy (in thousands):

Balance at beginning of period	$540
Less: Payments Made	(262)

Balance at end of period	$278

The carrying amount of our long-term debt approximates fair value at March 31, 2014 and December 31, 2013. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

17.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$4,987	$2,505
Transfers from field equipment to deferred cost of revenues	2,260	1,391
Payment of corporate bonus in common stock	—	1,034
Market value of shares received in payment for exercise of stock options	47	226
Construction-in-process financed by construction liability	969	561

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013, included in our 2013 Form 10-K.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: our market opportunity and the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets; access to home and more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; the results and timing of clinical studies and plans for regulatory submissions; sales to our key customers, including DaVita HealthCare Partners Inc., or DaVita, and Fresenius Medical Care, or Fresenius; the adequacy of our funding and plans to replace our credit facility; expectations with respect to future demand for our products and revenue growth; the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues; improvements in certain segment cash flows; our manufacturing operations and supply chain; our plans to open and operate NxStage Kidney Care dialysis centers and the financial, commercial and operational impact of this initiative; expectations with respect to our expenses and working capital levels and requirements; changes in deferred revenue; anticipated changes to the base payment rate under the ESRD prospective payment system; achieving our business plan; the impact of global economic conditions; expectations with respect to achieving positive operating margins, positive cash flows and profitable operations; volatility of our stock price; product cost reduction plans; expectations with respect to achieving improvements in product reliability; our ability to withstand supply chain disruptions; and anticipated requirements for premixed dialysate. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for our System One used in the home dialysis market for the treatment of ESRD. We are operating a small number of NxStage Kidney Care dialysis centers, and plan to open additional centers, focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

We have three reportable business segments: System One, In-Center and Services. We distribute our products in three markets: home, critical care and in-center.

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

Our Services segment includes revenues from dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

The remainder of our operations and financial information, included within the Other category, relates to the manufacturing of dialyzers for sale to Asahi and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

Segment and Market Highlights

Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest and most significant customers in the System One segment.

Our agreement with DaVita, which covers use of our products for home hemodialysis in the U.S., extends through December 31, 2015, and thereafter, automatically extends on a monthly basis unless terminated by us or DaVita. Direct sales to DaVita represented 30% and 32% of our System One segment revenues for the three months ended March 31, 2014 and 2013, respectively. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients.

Our agreement with Fresenius, which covers use of our products for home hemodialysis therapy in the U.S. extends through 2016, with monthly renewals thereafter unless terminated by either party. Direct sales to Fresenius represented 20% and 19% of our System One segment revenues for the three months ended March 31, 2014 and 2013, respectively.

Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB, or Gambro, and Henry Schein, Inc., or Henry Schein. Revenues from Gambro represented 39% and 45% of our In-Center segment revenues for the three months ended March 31, 2014 and 2013, respectively. Revenues from Henry Schein represented 30% of our In-Center segment revenues for both the three months ended March 31, 2014 and 2013.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three months ended March 31, 2014 and 2013. DaVita has purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us extends through December 31, 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by either party. Our distribution agreement with Henry Schein renews annually unless terminated by either party.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of March 31, 2014, we had $1.6 million and $2.7 million reserved against trade accounts receivable for future estimated rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $2.5 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $2.0 million and $1.1 million during the three months ended March 31, 2014 and 2013, respectively, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

For several years, we have focused on operating and financial improvements. During the three months ended March 31, 2014 these efforts resulted in revenues increasing by 17% to $72.2 million versus the prior year comparable period, with our home and critical care markets each experiencing growth, and gross profit as a percentage of revenues improving from 39% to

40%. While driving continued improvements within our System One and In-Center segments will remain an area of focus in 2014 and beyond, at the same time, we expect to make significant investments in our Services segment as we continue to open NxStage Kidney Care dialysis centers. We expect that these investments will have a negative impact on our total operating performance in the near term and likely outweigh performance improvements we expect in our System One and In-Center segments.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

Our revenues for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
System One segment
Home	$36,495	51%	$31,459	51%
Critical Care	14,692	20%	10,710	17%

Total System One segment	51,187	71%	42,169	68%
In-Center segment	18,916	26%	18,700	30%
Other	2,054	3%	775	2%
Services segment	116	—%	—	—%
Elimination of intersegment revenues	(52)	—%	—	—%

Total	$72,221	100%	$61,644	100%

In the home market, revenues increased $5.0 million, or 16%, for the three months ended March 31, 2014 versus the prior year comparable period, driven primarily by the increase in the number of patients prescribed to use and centers offering the System One. Home revenues reflect the unfavorable impact of lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its relative revenue amortization period, partially offset by additional equipment extended service fees. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate these markets, both in the U.S. and internationally, and leverage the annuity nature of our business. However, this revenue growth will be slightly offset on an ongoing basis by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our international distributors.

Critical care market revenues increased $4.0 million, or 37%, during the three months ended March 31, 2014 versus the prior year comparable period driven by higher sales of System One disposables and equipment.

In-Center segment revenues increased $0.2 million, or 1%, for the three months ended March 31, 2014, versus the prior year comparable period. Future revenues may continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three months ended March 31, 2014 and 2013 relates to dialyzers sold to Asahi which has increased as we ramp-up production capacity at the new manufacturing plant in Germany. Sales to Asahi may fluctuate due to timing of sales and inventory management policies at Asahi.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
System One segment	$25,310	49%	$19,343	46%
In-Center segment	4,929	26%	5,328	28%

Subtotal	30,239	43%	24,671	41%
Other	(58)	n/a	(671)	n/a
Services segment	(1,247)	n/a	—	n/a

Gross profit	$28,934	40%	$24,000	39%

Gross profit increased $4.9 million, or 21%, for the three months ended March 31, 2014, versus the prior year comparable period.

Gross profit for the System One segment increased $6.0 million, or 31%, for the three months ended March 31, 2014, versus the prior year comparable period, due to increased revenues and increased gross profit as a percentage of revenues. The increase in gross profit as a percentage of revenues was driven by favorable product mix, contractual price improvements and lower product costs, including lower costs associated with the start-up of the new dialyzer plant in Germany, partially offset by unfavorable foreign currency exchange rates versus the U.S. Dollar.

Gross profit for the In-Center segment decreased $0.4 million, or 7%, for the three months ended March 31, 2014, versus the prior year comparable periods, due to decreased gross profit as a percentage of revenues driven by unfavorable product mix and foreign currency exchange rates versus the U.S. Dollar.

We expect gross profit as a percentage of revenues for our System One and In-Center segments will improve in the long-term as we work to lower costs in three general areas. First, we expect to introduce additional process improvements and product design changes that have inherently lower costs than the costs associated with our current products. Second, we anticipate that increased volume and rationalization of our manufacturing operations, rationalization of our supply chain, and realization of economies of scale may lead to lower costs and better purchasing terms and prices. Finally, we expect to continue to improve product reliability, which would reduce unit service costs. Additionally, contractual pricing policies may allow us to at least partially offset inflationary cost increases.

Our cost reduction plans and potential improvements in our gross profit as a percentage of revenues may be offset in the near-term due to five general factors. First, we manufacture a large majority of our products internationally and purchase products from foreign companies in currencies other than U.S. dollars and, therefore, our product costs fluctuate due to changes in foreign currency exchange rates. Any unfavorable fluctuations in foreign exchange rates versus the U.S. dollar would negatively impact our gross profit as a percentage of revenues. Second, we expect that we may continue to incur higher transportation costs driven in large part by increased prices from carriers and changes in fuel prices. Third, we may see an increase in the cost of certain raw materials, particularly resin. Fourth, higher relative sales of lower margin products and certain pricing strategies could have a negative impact on gross profit as a percentage of revenues. Finally, changes and capacity expansions in our manufacturing operations, in an effort to drive long-term gross margin improvement, will require us to incur additional costs in the short-term.

The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes. These cost efficiencies may be offset in the short-term as we incur additional costs to expand capacity in this facility.

The loss incurred by our Services segment was driven by costs associated with starting up our NxStage Kidney Care dialysis centers. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with starting up new dialysis centers.

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
System One segment	$10,057	20%	$8,502	20%
In-Center segment	1,453	8%	1,310	7%
Services segment	1,708	n/a	884	n/a

Total Selling and marketing	$13,218	18%	$10,696	17%

Selling and marketing expenses increased $2.5 million, or 24%, for the three months ended March 31, 2014, versus the prior year comparable period.

Selling and marketing expenses for the System One and In-Center segment increased due to increased personnel and personnel-related costs, marketing activities and clinical training.

Selling and marketing expenses for our Services segment increased $0.8 million for the three months ended March 31, 2014, versus the prior year comparable period. These expenses contain personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase as revenues continue to grow and as we broaden our marketing and market development initiatives, including with respect to NxStage Kidney Care, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
Research and development	$5,134	7%	$5,108	8%

Research and development expenses remained relatively flat increasing only 1% for the three months ended March 31, 2014 versus the prior year comparable period. Increases in research and development costs due to increased personnel and personnel-related costs and increased project related spending were offset by reimbursements from the Defense Advanced Research Projects Agency (DARPA). On June 3, 2013 we entered into a research and development program sponsored by DARPA to develop an innovative new device to treat sepsis. The research and development costs of the project are being offset by the funds received under the program.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance our System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
System One segment	$6,028	12%	$4,328	10%
In-Center segment	522	3%	580	3%

Total Distribution	$6,550	9%	$4,908	8%

Distribution expenses increased $1.6 million, or 33%, for the three months ended March 31, 2014 versus the prior year comparable period. Increased costs in the System One segment were due to increased volumes and higher expedited delivery services costs due to short term supply issues that were resolved by the end of the quarter, partially offset by distribution network efficiencies. We expect that distribution expenses will increase at a rate consistent with revenues due to expected distribution network efficiencies and improved reliability of System One equipment; however, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
General and administrative	$8,821	12%	$7,824	13%

General and administrative expenses increased $1.0 million, or 13%, for the three months ended March 31, 2014, versus the prior year comparable period. The increase in general and administrative expenses was due to increased personnel and personnel related costs, higher professional services and other related infrastructure costs and higher medical device excise tax expense driven by an increase in the amount of our products sold on which the tax is assessed.

Other Expense

Interest expense remained relatively flat increasing slightly during the three months ended March 31, 2014 versus the prior year comparable period and primarily includes interest expense and fees related to our debt obligations, including capital leases.

The change in other expense, net during both periods is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.3 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively, relates to the profitable operations of certain foreign subsidiaries. During the first quarter of 2013 we recognized a discrete benefit resulting from a foreign legislative change.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. At March 31, 2014, our accumulated deficit was $368.8 million and we had cash and cash equivalents of $76.8 million, with nearly all of that cash located in the U.S., and working capital of $102.2 million.

We expect to make continued improvements in cash flows associated with our System One and In-Center segments. In addition, we have spent and expect to continue to spend cash to establish NxStage Kidney Care dialysis centers. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements for our System One, In-Center and Services segments, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we decide to expand any of these initiatives, we may choose to access the credit or capital markets to provide additional liquidity.

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

We had a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB, that expired in March 2014. The line of credit imposed certain financial covenants, contained certain customary events of default and was secured by substantially all of our assets. There were no outstanding borrowings against the credit commitment during the first quarter. We expect to replace this with a similar type of facility in the near term.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at March 31, 2014 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2014 or 2013.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(3,380)	$(4,913)
Net cash used in investing activities	(4,915)	(2,023)
Net cash provided by financing activities	1,061	436
Foreign exchange effect on cash and cash equivalents	(71)	(136)

Net cash flow	$(7,305)	$(6,636)

Net cash used in operating activities. Net cash used in operating activities decreased by $1.5 million during the three months ended March 31, 2014, versus the prior year comparable period driven by favorable changes in working capital requirements driven in large part by higher accounts payable due to timing of inventory requirements to support ongoing operations and our new product offerings offset by increases in accounts receivable due to timing of payments from our customers. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flow from deferred revenues decreased $0.9 million during the three months ended March 31, 2014 versus the prior year comparable period, as a result of timing of equipment purchases. This reflects a decrease in amortization of deferred revenues into revenues of $0.1 million, from $4.7 million during the three months ended March 31, 2013 to $4.6 million during the three months ended March 31, 2014 as a result of equipment reaching the end of its relative revenue amortization period.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $2.5 million during the three months ended March 31, 2014 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $0.9 million during the three months ended March 31, 2014 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize, consolidate and expand our manufacturing operations, along with the build out of NxStage Kidney Care dialysis centers and purchases of equipment for research and development and information technology. The increase of $2.9 million in purchases of property and equipment was driven by capital improvements to and expansion of certain of our manufacturing facilities to accommodate the continued growth and product demand in both of our System One and In-Center segments, and the build-out of our NxStage Kidney Care dialysis centers.

Net cash provided by financing activities. During the three months ended March 31, 2014 and 2013 we received $1.5 million and $0.7 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans are subject to fluctuation based on the number of options exercised and, to a lesser extent, the weighted-average exercise price.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2013 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our largest product market opportunity is the home dialysis market. However, this market is presently very small and adoption of home hemodialysis therapies has been limited. Currently, less than 10% of U.S. chronic dialysis patients receive some form of dialysis treatment at home, with most of such patients receiving peritoneal dialysis rather than home hemodialysis. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population. Our growth depends on a significant shift in patients’ and the medical community’s understanding and view of home hemodialysis, and will require a substantial increase in the number of patients who adopt home hemodialysis, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are able and willing to establish and support home hemodialysis. We recently opened a small number of dialysis centers focused on supporting home therapy with NxStage technology as part of our market development activities to increase home therapy access, but these efforts ultimately may not be successful in expanding the market for our products.

Because nearly all our home hemodialysis patients are also receiving dialysis more frequently than the traditional thrice weekly treatment, market adoption of our System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis centers obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week, which is discussed in the immediately following risk factor. New regulations particularly impacting home hemodialysis technologies may impede further market expansion of the System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services released new Conditions for Coverage that imposed water testing requirements on patients using our PureFlow SL product. These water testing requirements increased the burden of our therapy for patients and may have impaired market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced that are unique to the home environment, market adoption of the System One could be further impaired.

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

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. One reimbursement study showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis. The total number of paid treatments varied across Medicare Administrative Contractors and Fiscal Intermediaries, but there was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. This variance arises from differing policies of Medicare Administrative Contractor jurisdictions and Fiscal Intermediaries, as well as from varying center billing practices. Currently, only four of the Medicare Administrative Contractors have formal local coverage determinations; the majority do not have a formal policy and thus review claims on a case by case basis. Some customers may not receive or pursue additional reimbursement in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize.

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

In response, the Centers for Medicare and Medicaid Services has enacted a 12% reduction to the base payment rate that will be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. However, the Protecting Access to Medicare Act of 2014 replaced this phased-in reduction with reductions to the annual inflation adjustment to the base rate (known as the “market basket adjustment”) in 2015–2018. As a result, there is no reduction in 2015, and the reduction is 1.25 percentage points in 2016 and 2017, and 1 percentage point in 2018. The effect of this change on the adoption of home and more frequent hemodialysis is not yet known.

We have a history of net losses and a significant accumulated deficit, and we may be unable to become profitable or to maintain profitability once we achieve it.

Since inception, we have incurred negative operating margins and losses every quarter. At March 31, 2014, we had an accumulated deficit of approximately $369 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. Achieving gross profit improvements will depend upon our ability to introduce additional process improvements and product design changes, further rationalize our manufacturing operations and supply chain, realize additional economies of scale, and continue to improve product reliability. We may not be successful at these and other cost reduction initiatives, and cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability.

Our customers in the System One and In-Center segments are highly consolidated and have concentrated buying power.

Fresenius and DaVita own and operate the two largest chains of dialysis centers in the U.S. Collectively, these entities provide treatment to approximately two-thirds of U.S. dialysis patients, and this percentage may continue to grow with further market consolidation. For example, DaVita acquired DSI Renal, Inc. in September 2011 and Fresenius acquired Liberty Dialysis Holdings, Inc., the holding company for Liberty Dialysis and Renal Advantage, in February 2012. With less than one-third of U.S. dialysis patients cared for by independent dialysis centers, our market adoption, at least within the U.S., would be more constrained without the presence of both DaVita and Fresenius as customers.

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

The partial or complete loss of sales to DaVita, a key customer for our System One and In-Center product lines, would materially impair our financial results, at least in the near term

DaVita is our most significant customer. Over 40% of home patients using the System One are DaVita patients. Direct sales to DaVita represented 30% of our System One segment revenues during the first three months of 2014. In addition, sales of products through distributors to DaVita accounted for approximately half of In-Center segment revenues for the same period. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015 and our needle purchase agreement with DaVita extends through the end of 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. In addition, we have a distribution agreement in the U.S. with Gambro that extends through the end of 2015, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of our product lines would adversely affect our business, at least in the near term.

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

If we make any strategic businesses acquisitions, we may encounter substantial integration risks that may prevent us from realizing the anticipated benefits of our acquisitions. These risks include:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including with respect to differing and complex accounting and financial reporting systems;

•	disruption of our ongoing business and distraction of management;

•	difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in managing geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	loss of key employees of the acquired company; and

•	inaccurate assumptions of the acquired company’s product quality or product reliability.

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

Fresenius, our second largest customer in the System One segment, with nearly all of those sales in the home market, markets a system for use in home chronic therapy. Fresenius has also indicated that it is seeking clearance for its sorbent technology within the critical care setting, and has suggested that it would seek clearance for its Portable Artificial Kidney to market in the United States for in-center use. Baxter has a research and development collaboration with DEKA Research and Development Corporation and HHD, LLC for the development of a new home hemodialysis system. Baxter has commented that it obtained CE marking for this system in the European Union in December 2013, for which it plans a limited launch in Europe in 2014, followed by a broader launch in Europe in 2015. Baxter has also indicated that it expects to complete additional clinical studies and to file for regulatory approval for a home hemodialysis nocturnal indication in the U.S. in late 2015. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but the introduction of additional viable products to the home market could adversely affect our sales and growth. We are also unable to predict what impact the Fresenius home hemodialysis systems will have on our sales to Fresenius or our overall home market performance.

Our System One in the critical care market competes against Gambro, a subsidiary of Baxter, Fresenius, B. Braun and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro, B. Braun, Baxter, JMS and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for longer than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and personnel resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, including Fresenius which owns and operates a chain of dialysis centers. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, demonstrated most recently by Baxter’s acquisition of Gambro, may exacerbate these risks.

The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of centers by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including our System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices.

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

In the home market, we have to convince five distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis centers, nephrologists, dialysis nurses, patients and payors (private payors and Medicare), that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince most of the same constituencies that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business.

We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:

•	the failure by us to demonstrate to operators of dialysis centers, hospitals, nephrologists, dialysis nurses, patients and others that our products are equivalent or superior to existing therapy options;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis centers;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, cost associated with, and ability of dialysis centers to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients, such as the Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis center, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors.

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

Global macro-economic conditions and the world’s financial markets continue to experience some degree of turmoil, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or centers facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which can negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, malpractice related to NxStage Kidney Care dialysis centers, workers compensation, and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Future claims, however, may be brought against us that result in court judgments or settlements that exceed the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance.

We face risks associated with having international operations, and if we are unable to manage these risks effectively, our business could suffer.

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the Euro, Peso, Yen and Thai Baht. To mitigate our foreign currency exposure we engage in hedging transactions on Peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increase compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. Our risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

Our blood tubing set and needle businesses have historically been commodities businesses. Our products continue to compete favorably in the dialysis blood tubing set and needle business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling approximately two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our Streamline blood tubing set, MasterGuard needle, ButtonHole needle or products that we introduce in the future, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.

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

We have obligations to protect the privacy and security of patient health information. Failure or perceived failure to comply with applicable federal and state requirements could subject us to criminal or civil penalties, and contractual liability.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care dialysis centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA, governs the use and disclosure of confidential patient health information known as protected health information. HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules, and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, breach notification laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA.

Complying with these federal and state privacy and security requirements impose compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health information or protected health information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties under HIPAA and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.

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

We currently incur significant inbound and outbound distribution costs, which are dependent upon fuel prices. Increases in fuel prices could lead to increases in our distribution costs, which could impair our ability to achieve profitability

Risks Related to Intellectual Property

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

Item 6. Exhibits

Exhibit Number	Description

10.1†*	Chronic Outpatient Therapy Agreement, as amended through January 10, 2014, between the Registrant and Fresenius USA Marketing, Inc.

10.2†*	Amendment to Extracorporeal Disposables Distribution Agreement dated January 2, 2014 between the Registrant and Gambro Renal Products, Inc.

10.3#*	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse

Chief Financial Officer (Duly authorized officer and principal financial officer)

May 8, 2014