Form 10-Q
period 2014-06-30
NxStage Medical, Inc.
filed 2014-08-07
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

There were 61,826,278 shares of the registrant’s common stock outstanding as of the close of business on July 31, 2014.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,079	$84,134
Accounts receivable, net	31,086	20,158
Inventory	43,350	37,801
Prepaid expenses and other current assets	4,537	4,027

Total current assets	141,052	146,120
Property and equipment, net	60,629	52,478
Field equipment, net	17,808	13,041
Deferred cost of revenues	33,097	34,730
Intangible assets, net	15,802	17,194
Goodwill	41,817	41,817
Other assets	2,573	1,582

Total assets	$312,778	$306,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,525	$14,610
Accrued expenses	21,195	21,025
Current portion of long-term debt	103	102
Other current liabilities	1,870	1,870

Total current liabilities	45,693	37,607
Deferred revenues	51,831	53,277
Long-term debt	1,004	1,044
Other long-term liabilities	24,030	20,273

Total liabilities	122,558	112,201
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 62,185,421 and 61,666,048 shares issued as of June 30, 2014 and December 31, 2013, respectively	62	61
Additional paid-in capital	575,123	567,468
Accumulated deficit	(375,930)	(363,542)
Accumulated other comprehensive income (OCI)	567	212
Treasury stock, at cost: 579,121 and 575,895 shares as of June 30, 2014 and December 31, 2013, respectively	(10,010)	(9,963)

Total NxStage Medical, Inc. stockholders’ equity	189,812	194,236

Noncontrolling interest	408	525

Total stockholders’ equity	190,220	194,761

Total liabilities and stockholders’ equity	$312,778	$306,962

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$74,083	$65,462	$146,304	$127,106
Cost of revenues	46,553	40,375	89,840	78,019

Gross profit	27,530	25,087	56,464	49,087

Operating expenses:
Selling and marketing	13,589	11,716	26,807	22,412
Research and development	5,708	4,366	10,842	9,474
Distribution	6,485	5,037	13,035	9,945
General and administrative	8,399	8,239	17,220	16,063

Total operating expenses	34,181	29,358	67,904	57,894

Loss from operations	(6,651)	(4,271)	(11,440)	(8,807)

Other expense:
Interest expense	(195)	(150)	(393)	(300)
Other (expense) income, net	(17)	(10)	6	(186)

	(212)	(160)	(387)	(486)

Net loss before income taxes	(6,863)	(4,431)	(11,827)	(9,293)
Provision for (benefit from) income taxes	332	(1,026)	678	(894)

Net loss	(7,195)	(3,405)	(12,505)	(8,399)

Less: Net loss attributable to noncontrolling interests	(82)	—	(117)	—

Net loss attributable to stockholders of NxStage Medical, Inc.	$(7,113)	$(3,405)	$(12,388)	$(8,399)

Net loss per share, basic and diluted	$(0.12)	$(0.06)	$(0.20)	$(0.14)

Weighted-average shares outstanding, basic and diluted	61,469	60,036	61,484	59,706
Other comprehensive income (loss)	173	(704)	355	(559)

Total comprehensive loss	(7,022)	(4,109)	(12,150)	(8,958)

Less: Comprehensive loss attributable to noncontrolling interests	(82)	—	(117)	—

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(6,940)	$(4,109)	$(12,033)	$(8,958)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,505)	$(8,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,343	12,259
Stock-based compensation	5,740	5,435
Other	450	1,226
Changes in operating assets and liabilities:
Accounts receivable	(10,927)	(1,853)
Inventory	(17,523)	(12,067)
Prepaid expenses and other assets	(550)	(2,584)
Accounts payable	7,948	1,955
Accrued expenses and other liabilities	1,206	(1,270)
Deferred revenues	(1,395)	(4,439)

Net cash used in operating activities	(14,213)	(9,737)

Cash flows from investing activities:
Purchases of property and equipment	(8,682)	(5,368)

Net cash used in investing activities	(8,682)	(5,368)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plan	2,610	2,257
(Repayments on) proceeds from loans and lines of credit	(50)	1,136
Repayments on capital leases	(762)	(295)
Debt issuance costs	(801)	—

Net cash provided by financing activities	997	3,098

Foreign exchange effect on cash and cash equivalents	(157)	(135)

Decrease in cash and cash equivalents	(22,055)	(12,142)
Cash and cash equivalents, beginning of period	84,134	106,439

Cash and cash equivalents, end of period	$62,079	$94,297

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We are operating a small number of NxStage Kidney Care dialysis centers, and plan to open additional centers, focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

For convenience, in this Quarterly Report on Form 10-Q, “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Form 10-K. The December 31, 2013 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and notes thereto included in our 2013 Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain immaterial reclassifications have been made to prior periods’ financial statements to conform to the 2014 presentation.

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

Revenues are recognized based on a customary fee schedule, net of estimated contractual allowances to reflect the estimated amounts to be received from the payor. Revenues are recognized in the period in which services are provided when we have the ability to reasonably estimate amounts ultimately collectible from the payor. In instances where we do not have the ability to reasonably estimate amounts ultimately collectible, as is often the case with non-contracted commercial health plans and amounts due from patients (including co-pay and deductible amounts), revenue is recognized in the period in which cash is received.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. Two customers represented 16% and 12% of accounts receivable at June 30, 2014. One customer represented 19% of accounts receivable at December 31, 2013.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2013	$297
Provision	231
Usage	(217)

Balance at June 30, 2014	$311

Recent Accounting Pronouncements

Effective January 1, 2014, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which impacts the presentation of unrecognized tax benefits on the statement of financial position. As a result, unrecognized tax benefits are presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit is presented as a liability and not combined with deferred tax assets. The adoption of this standard did not impact our condensed consolidated financial statements, as our practice was consistent with this standard prior to its effective date.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

3. Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2014	December 31, 2013
Purchased components	$19,269	$15,946
Work in process	11,884	10,762
Finished goods	12,197	11,093

Total	$43,350	$37,801

4. Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $25.0 million and $21.8 million at June 30, 2014 and December 31, 2013, respectively. Accumulated depreciation on field equipment was $38.2 million and $36.7 million at June 30, 2014 and December 31, 2013, respectively.

5. Intangible Assets

Accumulated amortization of intangible assets was $18.9 million and $17.5 million at June 30, 2014 and December 31, 2013, respectively.

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to stockholders of NxStage Medical, Inc. (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted net loss per share is similar to basic net loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	898	1,073	917	1,030
Unvested restricted stock	195	133	216	126
Warrants to purchase common stock	—	93	—	93

Total	1,093	1,299	1,133	1,249

7. Accrued expenses and Other long-term liabilities

The components of accrued expenses are as follows (in thousands):

	June 30, 2014	December 31, 2013
Payroll, compensation and related benefits	$10,316	$9,041
Distribution expenses	2,544	2,762
General and administrative expenses	1,739	2,207
Accrued taxes	1,083	860
Audit, legal, and consulting fees	1,505	2,725
Other	4,008	3,430

Total	$21,195	$21,025

The components of other long-term liabilities are as follows (in thousands):

	June 30, 2014	December 31, 2013
Capital lease obligations	$16,469	$14,133
Lease incentive obligations	4,589	3,589
Benefit plan obligations	1,881	1,770
Other	1,091	781

Total	$24,030	$20,273

8. Debt

We had a loan and security agreement with Silicon Valley Bank, or SVB, that provided for a $15.0 million revolving line of credit. This agreement, as amended, matured as of March 31, 2014.

On June 10, 2014, we entered into a new revolving line of credit with General Electric Capital Corporation, or GECC, and SVB that allows for borrowings up to $35 million. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment. The new revolving line of credit is secured by substantially all of our assets and expires in June 2019. Borrowings bear interest at an annual rate equal to (1) a LIBOR rate plus 2.5% or (2) a base rate plus 1.5%, where the base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) a LIBOR rate plus 1%, at our election. The new revolving credit facility requires us to comply with certain covenants while borrowings are outstanding and contains events of default customary for a transaction of this type.

As of June 30, 2014, there were no outstanding borrowings under the new revolving line of credit, we were in compliance with all applicable covenants and we had approximately $30 million of credit commitment available for borrowing.

9. Segment Disclosures

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

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of products to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors internationally. The results of our international business are included in the System One segment.

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

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended June 30, 2014
Revenues from external customers	$50,709	$21,003	$1,943	$428	$—	$74,083
Intersegment revenues	201	—	—	—	(201)	—

Revenues	50,910	21,003	1,943	428	(201)	74,083
Segment profit (loss)	7,766	3,157	(14,328)	(3,246)	—	(6,651)
Depreciation and amortization	4,925	427	1,210	190	—	6,752
Three Months Ended June 30, 2013
Revenues from external customers	$43,497	$21,238	$727	$—	$—	$65,462
Intersegment revenues	—	—	—	—	—	—

Revenues	43,497	21,238	727	—	—	65,462
Segment profit (loss)	5,613	4,298	(13,088)	(1,094)	—	(4,271)
Depreciation and amortization	4,506	337	1,336	—	—	6,179
Six Months Ended June 30, 2014
Revenues from external customers	$101,844	$39,919	$3,997	$544	$—	$146,304
Intersegment revenues	253	—	—	—	(253)	—

Revenues	102,097	39,919	3,997	544	(253)	146,304
Segment profit (loss)	16,991	6,111	(28,341)	(6,201)	—	(11,440)
Depreciation and amortization	9,902	703	2,394	344	—	13,343
Six Months Ended June 30, 2013
Revenues from external customers	$85,666	$39,938	$1,502	$—	$—	127,106
Intersegment revenues	—	—	—	—	—	—

Revenues	85,666	39,938	$1,502	—	—	127,106
Segment profit (loss)	12,126	7,736	(26,691)	(1,978)	—	(8,807)
Depreciation and amortization	8,929	682	2,648	—	—	12,259

The following table presents assets allocated to our reportable segments along with a reconciliation of the total segment assets to total assets (in thousands):

	June 30, 2014	December 31, 2013
System One	$127,019	$110,124
In-Center	30,112	26,414
Services	10,144	4,273

Total segment assets	167,275	140,811
Corporate assets:
Cash and cash equivalents	62,079	84,134
Accounts receivable, net	1,249	397
Property and equipment, net	17,446	17,000
Intangible assets, net	15,802	17,194
Goodwill	41,817	41,817
Prepaid and other assets	7,110	5,609

Total assets	$312,778	$306,962

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the customers who individually comprise greater than ten percent of total revenues and their respective portion of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DaVita	21%	21%	22%	22%
Fresenius	15%	13%	15%	13%
Gambro	10%	11%	10%	12%
Schein	8%	11%	8%	10%

Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment. Sales to Gambro and Schein are in the In-Center segment. All of Gambro’s sales of our products are to DaVita. A portion of Schein’s sales of our products are to DaVita.

10. Commitments and Contingencies

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

Effective January 2, 2014, we and Gambro agreed to a settlement of this litigation without any admission of wrongdoing or liability by either party and dismissal of all related claims with prejudice. The settlement required us to pay a one-time cash payment to Gambro which was primarily offset by reimbursement from our insurance company. At the same time, we entered into a patent cross-license agreement with Baxter International, Inc. (Baxter) that provides for the cross-license of three patents and the Third Amendment to Extracorporeal Disposables Distribution Agreement that amends the length and other terms of a distribution agreement between us and Gambro. The settlement as a whole can be viewed as a multi-element arrangement as defined by FASB Accounting Standards Codification (ASC) 605-25 Multiple Element Arrangements, which required us to identify and estimate a fair value for each element to properly account for the settlement. We recorded the settlement, reimbursement and consideration of the multi-element arrangement guidance within general and administrative expense on the consolidated statements of comprehensive loss.

Other significant commitments and contingencies at June 30, 2014 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2013 Form 10-K.

11. Income Taxes

We recognized a provision for income taxes during 2014 and 2013 related to the profitable operations of certain foreign subsidiaries. However, the 2013 provision was offset by the recognition of a $1.2 million gain during the second quarter of 2013 resulting from the favorable conclusion of a foreign income tax audit and the recognition of a gain during the first quarter of 2013 related to a foreign legislative change.

As of June 30, 2014, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.5 million, including accrued interest and penalties of $0.1 million. There have been no significant changes to these amounts during the three months ended June 30, 2014.

12. Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$221	$234	$419	$555
Selling and marketing	1,071	1,062	1,926	1,761
Research and development	372	438	697	885
General and administrative	1,435	1,055	2,698	2,234

Total	$3,099	$2,789	$5,740	$5,435

Stock Options and Restricted Stock Units

The Company granted options to purchase 187,152 and 158,545 shares of common stock during the three months ended June 30, 2014 and 2013, respectively, and options to purchase 956,741 and 991,282 shares of common stock during the six months ended June 30, 2014 and 2013, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2014 and 2013 was $5.86 and $6.18 per option, respectively.

The Company awarded 58,220 and 30,990 restricted stock units during the three months ended June 30, 2014 and 2013, respectively, and 226,447 and 227,765 restricted stock units during the six months ended June 30, 2014 and 2013, respectively, which vest based on continued employment over a period of four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2014 and 2013 was $14.37 and $11.44 per unit, respectively.

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

Further, in March 2014, the Compensation Committee made awards subject to individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2014. Awards are payable in shares of the Company’s common stock or in cash, at the discretion of the Compensation Committee. The estimated payout of these awards is being recognized as compensation expense during 2014, with a portion of this compensation expense classified as stock-based compensation expense, and has been recorded on the Company’s condensed consolidated balance sheet within accrued expenses.

13. Stockholders’ Equity

We received 3,226 and 34,311 shares of common stock that were surrendered in payment for the exercise of stock options through the six months ended June 30, 2014 and 2013, respectively.

14. Noncontrolling Interest

In 2013, NxStage Kidney Care entered into a joint venture agreement with an unaffiliated not-for-profit dialysis provider operating independent dialysis centers. The other venturer contributed $0.5 million as an initial investment into the joint venture, which is reflected in the condensed consolidated balance sheet as noncontrolling interest. Noncontrolling interest represents the minority shareholder’s proportionate share of our majority owned subsidiary.

The following table sets forth the changes in non-controlling interest for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$490	$—	$525	$—
Net loss attributable to non-controlling interest in consolidated subsidiary	(82)	—	(117)	—

Balance at end of period	$408	$—	$408	$—

15. Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, we have entered into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2014 and December 31, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $11.1 million and $10.4 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. These amounts were not material at June 30, 2014 or December 31, 2013.

Gains or losses related to hedge ineffectiveness are recognized within other income (expense) and were not material during the three and six months ended June 30, 2014 or 2013. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months. Gains and losses are presented in the statement of cash flows within other adjustments to reconcile net loss to net cash used in operating activities.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2014
Foreign exchange forward contracts	$146	$13	Cost of revenues
Six Months Ended June 30, 2014
Foreign exchange forward contracts	$179	$(88)	Cost of revenues
Three Months Ended June 30, 2013
Foreign exchange forward contracts	$(410)	$288	Cost of revenues
Six Months Ended June 30, 2013
Foreign exchange forward contracts	$155	$640	Cost of revenues

16. Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of year	$(123)	$335	$212
Other comprehensive income before reclassifications	179	88	267
Loss reclassified to earnings (1)	88	—	88

Total other comprehensive income	267	88	355

Balance, net of tax, at end of period	$144	$423	$567

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

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

Our contingent consideration liability related to deferred payments made in January and April 2014 in connection with our acquisition of substantially all of the System One assets of Kimal PLC, a distributor of our products in the United Kingdom, on April 2, 2013. The liability recorded at December 31, 2013 was measured using probability weighted discounted cash flow method and includes certain significant unobservable inputs, namely, a discount rate of 11.5% and patient growth rates.

We did not have any transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$49,779	$—	$—	$49,779
Foreign exchange forward contracts (2)	—	178	—	178
Liabilities
Foreign exchange forward contracts (2)	$—	$18	$—	$18
Contingent consideration liability (3)	—	—	—	—

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$69,779	$—	$—	$69,779
Foreign exchange forward contracts (2)	—	34	—	34
Liabilities
Foreign exchange forward contracts (2)	$—	$192	$—	$192
Contingent consideration liability (3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

The following table presents the rollforward of the contingent consideration liability classified as Level 3 within the value hierarchy (in thousands):

Balance at beginning of year	$540
Less: Payments Made	(540)

Balance at end of period	$—

The carrying amount of our long-term debt approximates fair value at June 30, 2014 and December 31, 2013. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.

18. Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$11,309	$5,140
Transfers from field equipment to deferred cost of revenues	4,961	3,217
Payment of corporate bonus in common stock	—	1,034
Market value of shares received in payment for exercise of stock options	47	412
Construction-in-process financed by construction liability	2,848	2,604
Property and equipment acquired under capital lease	76	745
Acquisition of business	—	3,861
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	—	335

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: our market opportunity and the market adoption of our products in the U.S. and internationally; the growth of the home, critical care and in-center dialysis markets; access to home and more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; the results and timing of clinical studies and plans for regulatory submissions; sales to our key customers, including DaVita HealthCare Partners Inc., or DaVita, and Fresenius Medical Care, or Fresenius; the adequacy of our funding; expectations with respect to future demand for our products and revenue growth; the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues, and other operational and financial improvements; improvements in certain segment cash flows; our manufacturing operations and supply chain; our plans to open and operate NxStage Kidney Care dialysis centers and the financial, commercial and operational impact of this initiative; planned investments in marketing and research and development; expectations with respect to our expenses and working capital levels and requirements; changes in deferred revenue; the financial impact of expanding our international business; availability of, and changes in, reimbursement for home and more frequent hemodialysis; achieving our business plan; the impact of global economic conditions; the impact of product recalls; expectations with respect to achieving positive operating margins, positive cash flows and profitable operations; volatility of our stock price; product cost reduction plans; the financial impact of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.; expectations with respect to achieving improvements in product reliability; our ability to withstand supply chain disruptions; and anticipated requirements for premixed dialysate. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for nocturnal home hemodialysis. We also sell needles and blood tubing sets primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We are operating a small number of NxStage Kidney Care dialysis centers, and plan to open additional centers, focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

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

Our agreement with DaVita, which covers use of our products for home hemodialysis in the U.S., extends through December 31, 2015, and thereafter, automatically extends on a monthly basis unless terminated by us or DaVita. Direct sales to DaVita represented 31% of our System One segment revenues for the three month periods ended June 30, 2014 and 2013. For the six month periods ended June 30, 2014 and 2013, direct sales to DaVita represented 32% of our System One segment revenues. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients.

Our agreement with Fresenius, which covers use of our products for home hemodialysis therapy in the U.S. extends through 2016, with monthly renewals thereafter unless terminated by either party. Direct sales to Fresenius represented 21% and 20% of our System One segment revenues for both the three and six months ended June 30, 2014 and 2013, respectively.

Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB, or Gambro, and Henry Schein, Inc., or Henry Schein. Revenues from Gambro represented 34% of our In-Center segment revenues for both the three months ended June 30, 2014 and 2013 and 37% and 39% for the six months ended June 30, 2014 and 2013, respectively. Revenues from Henry Schein represented 29% and 35% of our In-Center segment revenues for the three months ended June 30, 2014 and 2013 and 29% and 33% for the six months ended June 30, 2014 and 2013, respectively.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2014 and 2013. DaVita has purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us extends through December 31, 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by either party. Our distribution agreement with Henry Schein renews annually unless terminated by either party.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of June 30, 2014, we had $1.7 million and $3.6 million reserved against trade accounts receivable for future estimated rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $2.0 million and $1.4 million during the three months ended June 30, 2014 and 2013, respectively, and $4.5 million and $3.5 million during the six months ended June 30, 2014 and 2013, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $2.5 million and $1.9 million during the three months ended June 30, 2014 and 2013, respectively, and $4.5 million and $3.0 million during the six months ended June 30, 2014 and 2013, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

For several years, we have focused on operating and financial improvements. During the six months ended June 30, 2014, these efforts resulted in revenues increasing by 15% to $146.3 million versus the prior year comparable period with our home and critical care markets each experiencing growth. While driving continued improvements within our System One and In-Center segments will remain an area of focus in 2014 and beyond, at the same time, we expect to make significant investments in our Services segment as we continue to open NxStage Kidney Care dialysis centers. We expect that these investments will have a negative impact on our total operating performance in the near term and likely outweigh performance improvements we expect in our System One and In-Center segments.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
System One segment
Home	$38,488	52%	$32,671	50%	$74,983	51%	$64,130	51%
Critical Care	12,422	17%	10,826	17%	27,114	19%	21,536	17%

Total System One segment	50,910	69%	43,497	67%	102,097	70%	85,666	68%
In-Center segment	21,003	28%	21,238	32%	39,919	27%	39,938	31%
Other	1,943	2%	727	1%	3,997	3%	1,502	1%

Products subtotal	73,856	99%	65,462	100%	146,013	100%	127,106	100%
Services segment	428	1%	—	—%	544	—%	—	—%
Elimination of intersegment revenues	(201)	—%	—	—%	(253)	—%	—	—%

Total	$74,083	100%	$65,462	100%	$146,304	100%	$127,106	100%

In the home market, revenues increased $5.8 million, or 18%, and $10.9 million, or 17%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable period. The change is driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. Note, this revenue growth may be slightly offset on an ongoing basis, as it has been in the past, by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our international distributors.

Critical care market revenues increased $1.6 million, or 15%, and $5.6 million, or 26%, during the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market, expand internationally, and leverage the annuity nature of our business.

In-Center segment revenues decreased $0.2 million, or 1%, for the three months ended June 30, 2014 and remained relatively consistent for the six months ended June 30, 2014, versus the prior year comparable periods. Future revenues may continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three and six months ended June 30, 2014 and 2013 relates to dialyzers sold to Asahi which has increased as we ramp-up production capacity at the new manufacturing plant in Germany which commenced operations in late 2012. Sales to Asahi may fluctuate due to timing of sales and inventory management policies at Asahi.

Revenues from our Services segment for the three and six months ended June 30, 2014 relates to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
System One segment	$23,956	47%	$19,367	45%	$49,266	48%	$38,710	45%
In-Center segment	5,190	25%	6,244	29%	10,119	25%	11,572	29%

Subtotal	29,146	41%	25,611	40%	59,385	42%	50,282	40%
Other	(221)	n/a	(483)	n/a	(279)	n/a	(1,154)	n/a

Products subtotal	28,925	39%	25,128	38%	59,106	40%	49,128	39%
Services segment	(1,395)	n/a	(41)	n/a	(2,642)	n/a	(41)	n/a

Gross profit	$27,530	37%	$25,087	38%	$56,464	39%	$49,087	39%

Gross profit increased $2.4 million, or 10%, and $7.4 million, or 15%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods.

Gross profit for the System One segment increased $4.6 million, or 24%, and $10.6 million, or 27%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods, due to increased revenues and increased gross profit as a percentage of revenues. The increase in gross profit as a percentage of revenues was driven by favorable product mix and contractual price improvements, partially offset by unfavorable foreign currency exchange rates versus the U.S. Dollar.

Gross profit for the In-Center segment decreased $1.1 million, or 17%, and $1.5 million, or 13%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods, due to decreased gross profit as a percentage of revenues driven by contractual pricing, unfavorable product mix and unfavorable foreign currency exchange rates versus the U.S. Dollar.

We expect to continue to see improvements in gross profit as a percentage of revenue in our System One segment as we lower costs through process improvements and product design changes, increase volume, and rationalize our manufacturing operations. These improvements will be offset, at least in the near-term, by costs associated with our continued investment in our Services segment and may be offset by other factors including unfavorable fluctuations in foreign currency exchange rates, increased freight costs and higher relative sales of lower margin products.

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

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
System One segment	$10,311	20%	$9,368	22%	$20,368	20%	$17,870	21%
In-Center segment	1,427	7%	1,295	6%	2,880	7%	2,605	7%
Services segment	1,851	n/a	1,053	n/a	3,559	n/a	1,937	n/a

Total Selling and marketing	$13,589	18%	$11,716	18%	$26,807	18%	$22,412	18%

Selling and marketing expenses increased $1.9 million, or 16%, and $4.4 million, or 20%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs, marketing activities and clinical training.

Selling and marketing expenses for our Services segment increased $0.8 million and $1.6 million for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods. These expenses contain personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase as revenues continue to grow and as we broaden our marketing and market development initiatives, including with respect to NxStage Kidney Care, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Research and development	$5,708	8%	$4,366	7%	$10,842	7%	$9,474	7%

Research and development expenses increased $1.3 million, or 31%, and $1.4 million, or 14%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods. The increase in research and development costs is due to increased personnel and personnel-related costs and increased project related spending. Further, research and development costs for the three and six months ended June 30, 2013 were reduced by $0.6 million due to the recognition of a tax incentive received from the Massachusetts Life Sciences Center.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
System One segment	$5,879	12%	$4,386	10%	$11,907	12%	$8,714	10%
In-Center segment	606	3%	651	3%	1,128	3%	1,231	3%

Total Distribution	$6,485	9%	$5,037	8%	$13,035	9%	$9,945	8%

Distribution expenses increased $1.4 million, or 29%, and $3.1 million, or 31% for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods. Increased costs in the System One segment were due to increased volumes and higher expedited delivery services costs due to short term supply issues. We expect that distribution expenses as a percentage of revenue will normalize over the near term and then will increase at a rate consistent with revenues due to expected distribution network efficiencies and improved reliability of System One equipment; however, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
General and administrative	$8,399	11%	$8,239	13%	$17,220	12%	$16,063	13%

General and administrative expenses increased $0.2 million, or 2%, and $1.2 million, or 7%, for the three and six months ended June 30, 2014, respectively, versus the prior year comparable periods. The increase in general and administrative expenses was due to increased personnel and personnel related costs and other related infrastructure costs and higher medical device excise tax expense driven by an increase in the amount of our products sold on which the tax is assessed, all offset by lower professional service fees.

Other Expense

Interest expense includes interest costs and other fees related to our debt obligations, including our capital lease obligations.

The change in other expense, net during both periods is derived primarily by foreign currency gains and losses.

Provision for (benefit from) income taxes

We recognized a provision for income taxes of $0.3 million and $0.7 million during the three and six months ended June 30, 2014, respectively, related to the profitable operations of certain foreign subsidiaries.

We recognized a provision for income taxes during 2014 and 2013 related to the profitable operations of certain foreign subsidiaries. However, the 2013 provision was offset by the recognition of a $1.2 million gain during the second quarter of 2013 resulting from the favorable conclusion of a foreign income tax audit and the recognition of a gain during the first quarter of 2013 related to a foreign legislative change.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. At June 30, 2014, our accumulated deficit was $375.9 million and we had cash and cash equivalents of $62.1 million, with nearly all of that cash located in the U.S., and working capital of $95.4 million.

We expect to make continued improvements in cash flows associated with our System One and In-Center segments, driven primarily by revenue growth, operating leverage, and improving profitability. Over the long term we expect to generate positive cash flow from these segments. In addition, we have invested and expect to continue to invest cash in our Services segment to establish NxStage Kidney Care dialysis centers. In the near term, these investments will offset the improvements we expect to achieve in our System One and In-Center segments. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements for our System One, In-Center and Services segments, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we decide to expand any of these initiatives, we may choose to access the credit or capital markets to provide additional liquidity. However, we can provide no guarantees that we will be successful in securing such additional financing.

We had a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB, that expired in March 2014. On June 10, 2014, we entered into a new revolving line of credit with General Electric Capital Corporation, or GECC, and SVB that allows for borrowing up to $35.0 million. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment. The new revolving line of credit imposes certain financial covenants, contains certain customary events of default and is secured by substantially all of our assets. As of June 30, 2014, there were no outstanding borrowings under the new revolving line of credit, we were in compliance with all applicable covenants and we had approximately $30 million of credit commitment available for borrowing.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.9 million at June 30, 2014 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2014 or 2013.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(14,213)	$(9,737)
Net cash used in investing activities	(8,682)	(5,368)
Net cash provided by financing activities	997	3,098
Foreign exchange effect on cash and cash equivalents	(157)	(135)

Net cash flow	$(22,055)	$(12,142)

Net cash used in operating activities. Net cash used in operating activities increased by $4.5 million during the six months ended June 30, 2014, versus the prior year comparable period driven by increased net loss after adjustments for noncash expenses coupled with unfavorable changes in working capital requirements driven in large part by increases in accounts receivable due to timing of payments from our customers and higher inventory requirements to support ongoing operations and our new product offerings. Our accounts receivable balance has returned to more normalized levels. However, we expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flows from deferred revenues increased $3.0 million during the six months ended June 30, 2014 versus the prior year comparable period, as a result of timing of equipment purchases. This reflects a decrease in amortization of deferred revenues into revenues of $0.2 million, from $9.3 million during the six months ended June 30, 2013 to $9.1 million during the six months ended June 30, 2014 as a result of equipment reaching the end of its relative revenue amortization period coupled with increased sales of System One equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $6.2 million during the six months ended June 30, 2014 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $1.7 million during the six months ended June 30, 2014 versus the prior year comparable period. These activities fluctuate due to increased equipment levels required for our service pool, efficiencies in our customers’ utilization of purchased equipment, the timing of home patient additions, and new product introductions.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for our manufacturing facilities as a result of our efforts to rationalize and expand our manufacturing operations, along with the build-out of NxStage Kidney Care dialysis centers and purchases of equipment for research and development and information technology. The increase of $3.3 million in purchases of property and equipment was driven primarily by spending related to the build-out of our NxStage Kidney Care dialysis centers.

Net cash provided by financing activities. During the six months ended June 30, 2014 and 2013, we received $2.6 million and $2.3 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans are subject to fluctuation based on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both the six months ended June 30, 2014 and 2013 were reduced by cash used to pay our capital lease obligations of $0.8 million and $0.3 million, respectively. Further our cash provided by financing activities during the six months ended June 30, 2014 was reduced by $0.8 million due to costs associated with obtaining our new revolving credit facility. Finally, cash provided by financing activity during the six months ended June 30, 2013 included $1.1 million of proceeds from the issuance of debt in connection with financing the acquisition of a manufacturing facility in Italy.

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

The significant accounting policies used in preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2014 are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2014 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2013 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the six months ended June 30, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

We expect to derive most of our future revenues from the sale or rental of the System One and the related products used with the System One, with the remainder of our revenues largely coming from the sale of a few key disposable products, including blood tubing sets and needles. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues and business prospects will be adversely impacted.

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

Because nearly all our home hemodialysis patients are also receiving dialysis more frequently than the traditional thrice weekly treatment, market adoption of the System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis centers obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week, which is discussed in the immediately following risk factor. New regulations particularly impacting home hemodialysis technologies may impede further market expansion of the System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services released new Conditions for Coverage that imposed water testing requirements on patients using our PureFlow SL product. These water testing requirements increased the burden of our therapy for patients and may have impaired market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced that are unique to the home environment, market adoption of the System One could be further impaired.

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

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. One reimbursement study showed that in 2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis. The total number of paid treatments varied across Medicare Administrative Contractors, but there was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. This variance arises from differing policies of Medicare Administrative Contractors, as well as from varying center billing practices. Currently, only four of the Medicare Administrative Contractor jurisdictions have formal local coverage determinations; the majority do not have a formal policy and thus review claims on a case by case basis. Some customers may not receive or pursue additional reimbursement in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize. Conversely, any reduction in reimbursement rates or adverse changes in the reimbursement criteria for home or more frequent hemodialysis could materially reduce our revenues, earnings and cash flows.

In 2011, the Centers for Medicare and Medicaid Services implemented a new prospective payment system for dialysis treatment. Under the new prospective payment system, the Centers for Medicare and Medicaid Services makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, inclusive of home dialysis and most drugs frequently administered to dialysis patients. The bundled payment is calculated by adjusting a base payment rate per treatment session to account for geographic variations in labor costs and patient and facility characteristics. This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fee for which we can sell or rent our products. A stated goal of the new prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

As part of the American Taxpayer Relief Act of 2012, Congress instructed the Centers for Medicare and Medicaid Services to recalculate the base payment rate under the prospective payment system for services furnished in 2014 and thereafter to account for changes in utilization of renal dialysis drugs since the prospective payment system was implemented. In response, the Centers for Medicare and Medicaid Services enacted a 12% reduction to the base payment rate to be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. However, the Protecting Access to Medicare Act of 2014 replaced this phased-in reduction with reductions to the annual inflation adjustment to the base rate (known as the “market basket adjustment”) in 2015–2018. As a result, there is no reduction to the market basket adjustment in 2015, and the reduction is 1.25 percentage points in 2016 and 2017, and 1 percentage point in 2018. The effect of this change on the adoption of home and more frequent hemodialysis is not yet known.

We have a history of net losses and a significant accumulated deficit, and we may be unable to become profitable or to maintain profitability if and when we achieve it.

Since inception, we have incurred negative operating margins and losses every quarter. At June 30, 2014, we had an accumulated deficit of approximately $376 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. Achieving gross profit improvements will depend upon our ability to introduce additional process improvements and product design changes, further rationalize our manufacturing operations and supply chain, realize additional economies of scale, and continue to improve product reliability. We may not be successful at these and other cost reduction initiatives, and cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability.

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

Our agreements with DaVita, Fresenius and other large home market customers are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita, Fresenius or other large customers will continue to grow. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the establishment of our NxStage Kidney Care dialysis centers, would have a significant adverse impact on our home market revenues, especially in the near term.

The partial or complete loss of sales to DaVita, a key customer for our System One and In-Center product lines, would materially impair our financial results, at least in the near term

DaVita is our most significant customer. Over 40% of home patients using the System One are DaVita patients. Direct sales to DaVita represented 31% of our System One segment revenues during the first half of 2014. In addition, sales of products through distributors to DaVita accounted for approximately half of In-Center segment revenues for the same period. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015 and our needle purchase agreement with DaVita extends through the end of 2014. DaVita’s requirement to purchase needles modestly ramps down during 2014 and DaVita has no contractual obligations at this time to purchase needles from us thereafter. In addition, we have a distribution agreement in the U.S. with Gambro that extends through the end of 2015, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita. The partial or complete loss of DaVita as a customer for any of our product lines would adversely affect our business, at least in the near term.

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

In addition to implicating some of the same business and regulatory risks as are applicable to our medical products business (including in particular risks related to Medicare reimbursement rates), establishing our NxStage Kidney Care dialysis centers requires that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers are subject to extensive government regulations, including:

•	Medicare and Medicaid payment rules, including coverage rules that limit the clinical circumstances under which payment will be made for more frequent dialysis treatments;

•	anti-kickback and related laws prohibiting payments and other remuneration intended to influence the referral of health care business or selection of a provider;

•	antitrust laws;

•	prohibitions on submitting false claims for government reimbursement;

•	laws regulating the use and disclosure of patient health information; and

•	laws regulating the storage and administration of pharmaceuticals.

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

The System One in the critical care market competes against Gambro, a subsidiary of Baxter, Fresenius, B. Braun Medical, Inc. and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Gambro, Nipro Medical Corporation, B. Braun, Baxter, JMS Co. Ltd. and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for longer than the System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and personnel resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, including Fresenius which owns and operates a chain of dialysis centers. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, demonstrated most recently by Baxter’s acquisition of Gambro, may exacerbate these risks.

The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of centers by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our products, including the System One. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices.

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

Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products, including without limitation the next generation System One, or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological, regulatory, operational or other reasons, to successfully develop and introduce new or improved products could reduce our growth rate or otherwise damage our business. Our developments may not keep pace with the marketplace and our new or improved products may not adequately meet the requirements of the marketplace.

The success and growth of our business will depend upon our ability to achieve expanded market acceptance of the System One.

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

We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:

•	the failure by us to demonstrate that our products are equivalent or superior to existing therapy options;

•	competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis centers;

•	the failure by us to continue to improve product reliability and the ease of use of our products;

•	limitations on the existing infrastructure in place to support home hemodialysis, including without limitation, home hemodialysis training nurses, and the willingness, costs associated with, and ability of dialysis centers to build that infrastructure;

•	the ownership and operation of some dialysis providers by companies that also manufacture and sell competitive dialysis products;

•	the introduction of competing products or treatments that may be more effective, easier to use or less expensive than ours;

•	regulations that impose additional burden on patients, such as the Medicare conditions for coverage which impose additional water testing requirements in connection with the use of our PureFlow SL;

•	the number of patients willing and able to perform therapy independently, outside of a traditional dialysis center, may be smaller than we estimate; and

•	the availability of satisfactory reimbursement from healthcare payors.

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

Global macro-economic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by the changing market conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or centers facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which can negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

In 2010, comprehensive health care reform legislation was passed that, among other things, imposes a 2.3% excise tax on domestic sales of certain medical devices. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the United States since the beginning of 2013. Subsequent legislation required an adjustment to the Medicare payment rates to account for changes in the utilization of drugs and biologicals, which resulted in a 12% reduction to the base payment rate that will be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. Later legislation pushed these payment reductions to later years, starting with 2016. These changes could affect the adoption of home and more frequent hemodialysis in the future, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities. Additional healthcare reforms in the United States may have a material adverse effect on our financial condition and results of operations.

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

Because our home market relies upon an equipment service swap model and, for some of our customers, an equipment rental model, our ability to manage System One equipment is important to minimizing our working capital requirements. Both approaches require that we maintain a significant level of field equipment of the System One and PureFlow SL hardware. While a majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements, there can be no assurance that we will be able to continue to expand or sustain this level of equipment placements that are purchased rather than rented. Any excess rental or service swap equipment would increase our ongoing cash requirements to fund working capital. In addition, our gross margins may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could incur increased costs, realize increased cash requirements and have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.

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

We maintain insurance for property and general liability, directors’ and officers’ liability, product liability, malpractice related to NxStage Kidney Care dialysis centers, workers compensation, and other coverage in amounts and on terms deemed to be adequate by management based on our expectations for future claims. Future claims, however, may be brought against us that result in court judgments or settlements that exceed the limits of our insurance coverage. In addition, our insurance policies have various exclusions, and we may be subject to a claim for which we have no coverage. As a result, we may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by any insurance, which may have a material adverse effect on our financial condition and results of operations.

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

The majority of our products for the in-center market are sold through several distributors, which collectively account for substantially all of our in-center revenues. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Distributors may sell products that compete with our products, and we may be unsuccessful in motivating our distributors to focus their efforts on selling our products. Any failure on the part of our distributors to comply with applicable laws in the sale and marketing of our products or to fulfill any responsibilities they may have to protect the intellectual property rights underlying our products could have an adverse effect on our revenues and involve us in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. In addition, Gambro (a subsidiary of Baxter) and Henry Schein are our most significant distributors for the in-center market, and the loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term.

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

Our products are medical devices subject to extensive regulation in the United States. To market a medical device in the United States, approval or clearance by the FDA is required, either through the pre-market approval process or the 510(k) clearance process. We have obtained the FDA clearance necessary to sell our current products under the 510(k) clearance process. Medical devices may only be promoted and sold for the indications for which they are approved or cleared. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop. We may be required to obtain 510(k) clearances or pre-market approvals for additional products, product modifications, or for new indications of our products. Regulatory pathways for such clearances may be difficult to define and could change. For example, in 2010 we completed an approved Investigational Device Exemption clinical study intended to support a home nocturnal indication for the System One and submitted the associated 510(k) to the FDA. Although we met our primary safety and efficacy endpoints for the study, the FDA notified us that their standards for what will be required for a home nocturnal clearance changed from what was required in our approved Investigational Device Exemption. As a result, the FDA did not clear our 510(k) application for home nocturnal use. In July 2012, the FDA approved a continuation of our Investigational Device Exemption study designed to support a nocturnal indication for the System One. We have completed the re-started trial and have resubmitted an application for a home nocturnal clearance. We cannot be certain when this or other clearances will be obtained. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products.

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

Our products are also subject to extensive regulation in foreign markets in which we are currently present or which we may wish to enter. The regulatory approval process outside the United States exposes us to many of the same risks associated with obtaining FDA clearance. Accordingly, we may be unable to obtain foreign regulatory approvals on a timely basis, if at all, which would limit our market expansion goals, and any existing foreign regulatory approvals may be curtailed, suspended or withdrawn, which would adversely affect our business. In addition, the regulatory approval procedure in foreign markets varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA clearance process and are not superseded by obtaining clearance or approval from the FDA or another country’s regulatory authority. In certain foreign markets, some of our products are classified as drugs rather than medical devices, which requires us to demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay our entry into such markets.

New regulations affecting our business are periodically adopted in the United States and in other countries. These regulations may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulatory requirements. For example, extensive revisions to current EU medical device legislation, which is currently being discussed by the Council of the European Union, will impose significant additional obligations. If we are unable to comply with the new obligations imposed by the regulation, we may need to suspend, curtail or otherwise modify our selling and marketing efforts in the European Union. Any additional regulatory developments in the European Union or elsewhere may adversely affect our ability to market our existing products or introduce new products in a timely manner, which would have a negative impact on our business.

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

Outside the United States, modifications to approved devices expose us to many of the same risks associated with modifications to 510(k) cleared devices. For example, in the European Union any substantial changes to a CE marked device may require a new conformity assessment and a new CE Certificate of Conformity from our notified body before the proposed change is implemented. There is limited guidance, however, on whether a change to a device should be considered substantial. Therefore, there is a risk that the competent authorities in the European Union or our notified body disagree with our assessment of the changes introduced to our products, and may come to a different conclusion than the FDA concerning such changes. Delays in conduct of any regulatory assessments in the European Union or elsewhere will cause delays in our ability to sell our products in those markets and will have a negative effect on our revenue growth.

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

Our failure to comply with these or other applicable regulatory requirements may result in enforcement measures being taken by regulatory authorities, which may include:

•	untitled letters, warning letters, fines, injunctions and civil penalties;

•	detention of medical devices believed to be adulterated or misbranded;

•	customer notification, or orders for repair, replacement or refund;

•	voluntary or mandatory recall, withdrawal or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review or delay in issuing pre-market notification or pre-market approval submissions;

•	rescission of a regulatory clearance or approval that has already been granted;

•	refusal to issue export documentation or approval for our products;

•	suspension, withdrawal or variations of CE Certificates of Conformity or delay in obtaining new CE Certificates of Conformity; and

•	criminal prosecution.

Such enforcement measures would require unanticipated expenditures to address or defend such actions and would have an adverse effect on the marketing of our products and, consequently, on our business and financial position.

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

If one of our manufacturing facilities or those of any of our contract manufacturers fails to take satisfactory corrective action in response to an adverse quality system inspection, the FDA, the notified body, or the competent authorities in the European Economic Area could take enforcement action, including:

•	issuing a public warning letter;

•	shutting down part or all of our manufacturing operations;

•	suspending or withdrawing our existing CE Certificates of Conformity;

•	embargoing the import of certain components;

•	ordering the recall or detention of our products;

•	refusing to approve new marketing applications or to issue new CE Certificates of Conformity;

•	instituting legal proceedings to detain, seize or enjoin the manufacture or distribution of our products; and

•	imposing administrative, civil or criminal penalties or other sanctions.

Any of these actions could harm our business, reputation and operating results.

We have obligations to protect the privacy and security of patient health information. Failure or perceived failure to comply with applicable federal and state requirements could subject us to criminal or civil penalties, and contractual liability.

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship System One supplies to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care dialysis centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA, governs the use and disclosure of confidential patient health information known as protected health information. HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules, and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, breach notification laws and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA.

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

Our promotional materials and other product labeling must comply with FDA rules and other applicable laws and regulations. If the FDA or other federal, state or foreign enforcement authorities determine that our promotional materials or other product labeling constitute promotion of an unapproved or uncleared use, it could request that we modify our materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. Promotional activities related to our NxStage Kidney Care dialysis centers also may be scrutinized. Other federal, state and foreign regulatory agencies, including the U.S. Federal Trade Commission, have issued guidelines and regulations that govern how we promote our products and services, including how we use endorsements and testimonials. If our promotional materials or activities are inconsistent with any of these guidelines or regulations, we could be subject to enforcement actions, which could result in significant fines, costs and penalties. Our reputation could also be damaged and the adoption of our products could be impaired.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. In addition, under the federal Physician Payments Sunshine Act we must collect and report certain data on payments and other transfers of value to physicians and teaching hospitals, which are expected to become publicly available for the first time in September 2014. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our NxStage Kidney Care dialysis centers, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute, the federal patient inducement prohibition or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We are making every effort, including adhering strictly to guidelines in any local coverage determinations issued by Medicare Administrative Contractors with jurisdiction over claims from any of our NxStage Kidney Care dialysis centers, to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services fully document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial, and given the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

Increasingly, foreign countries are adopting laws similar in application and consequence to the anti-kickback, false claims and Sunshine Act laws in the United States. In the European Union, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One such example is the UK Bribery Act. Increasingly, national laws or industry codes are imposing obligations of public disclosure of payments made to physicians in certain EU Member States. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer or competent professional organization or the competent authorities of the individual EU Member States. If we fail to comply with these laws we may face civil or criminal penalties. The negative consequences of any failure to comply with these laws may also harm our ability to operate in foreign countries and have a negative effect on our reputation that discourages third parties from doing business with us.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act, UK Anti-Bribery Act or similar anti-bribery laws in other countries could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws in other countries. While we have policies and procedures in place designed to promote compliance with such laws, our employees or other agents may nonetheless engage in prohibited conduct under these laws for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Membrana is our sole supplier of the fiber used in our filters for System One products, and contractually we cannot obtain an alternative source of fiber for our System One products. While our relationship with Asahi could afford us back-up supply in the event of supply disruptions at Membrana, we do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States and the performance of Asahi fiber in the System One has not yet been validated.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, advisors and others. These agreements may not effectively prevent disclosure of confidential information and trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover or reverse engineer trade secrets and proprietary information, and in such cases we may be unable to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

There may be periods of volatility in the market price of our common stock that delay or prevent you from selling your common stock at or above the price you paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	timing of market launch and market acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts’ expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers, or adverse changes to the purchasing patterns of key customers and distributors;

•	disruptions in product supply for any reason, including product recalls, our failure to appropriately forecast supply or demand, difficulties in moving products across international borders, or the failure of third party suppliers to produce needed products or components;

•	reports by officials or health or medical authorities, the general media or the FDA regarding the potential benefits of the System One, similar dialysis products distributed by other companies, or more frequent or home dialysis;

•	the FDA or foreign regulatory agencies and notified bodies declining to clear or approve our product candidates or to issue CE Certificates of Conformity, or delays in the FDA or other foreign regulatory agency and notified body review processes;

•	product recalls and withdrawals;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the United States and foreign countries;

•	changes in third-party healthcare reimbursements, particularly a decline in the level of Medicare reimbursement for dialysis treatments, or the willingness of Medicare contractors to pay for more than three treatments a week where medically justified;

•	litigation involving our company or our general industry;

•	announcements of technical innovations or new products by our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel;

•	investors’ general perception of our company, our products, the economy and general market conditions; and

•	the other risks and uncertainties described in these “Risk Factors.”

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

Item 6. Exhibits

Exhibit Number	Description
10.1*	Credit Agreement dated as of June 9, 2014 among the Registrant and certain of its subsidiaries, General Electric Capital Corporation and Silicon Valley Bank.

10.2#	2014 Omnibus Incentive Plan. Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2014 (Commission File No. 0-51567) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)

August 7, 2014