Form 10-Q/A
period 2014-03-31
NxStage Medical, Inc.
filed 2014-08-15
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51567
NxStage Medical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3454702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Merrimack St., Lawrence, MA	01843
(Address of Principal Executive Offices)	(Zip Code)
(978) 687-4700
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    __ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer __	Non-accelerated filer __	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __ Yes   ☒ No

     There were 61,415,670 shares of the registrant’s common stock outstanding as of the close of business on May 1, 2014.

Explanatory Note

NxStage Medical, Inc. (“Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 ("Original Form 10-Q") to re-file Exhibit 10.1, which is the Company’s Chronic Outpatient Therapy Agreement with Fresenius USA Marketing, Inc. that was most recently amended in January 2014. The version of Exhibit 10.1 that was filed with the Original Form 10-Q redacted certain provisions in accordance with the Company’s application for confidential treatment with the Securities and Exchange Commission (“SEC”). In response to comments received from the SEC, the version of Exhibit 10.1 that is filed with this Amendment No. 1 restores some of those previously redacted provisions. As required by Rule 12b-15 under the Securities Exchange Act of 1934, updated officer certifications are also filed as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend or update any information contained in the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q. This Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

PART II—OTHER INFORMATION

Item 6. Exhibits

The following documents are filed as part of this Amendment No. 1:

Exhibit Number	Description
10.1†	Chronic Outpatient Therapy Agreement, as amended through January 10, 2014, between the Registrant and Fresenius USA Marketing, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
____________________

†	In accordance with a revised application for confidential treatment, certain portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NxStage Medical, Inc.
By:	/s/ Matthew W. Towse
Matthew W. Towse
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)
August 15, 2014