Form 10-Q/A
period 2014-03-31
NxStage Medical, Inc.
filed 2014-10-01
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

NxStage Medical, Inc. (“Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (“Original Form 10-Q”) to provide additional information regarding certain redacted provisions in Exhibit 10.1, which is the Company’s Chronic Outpatient Therapy Agreement with Fresenius USA Marketing, Inc. that was most recently amended in January 2014. This additional information is set forth in the “Segment and Market Highlights” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Exhibit 10.1 redacts certain provisions in accordance with the Company’s application for confidential treatment with the Securities and Exchange Commission, and is refiled with this Amendment No. 2. As required by Rule 12b-15 under the Securities Exchange Act of 1934, updated officer certifications are also filed as exhibits to this Amendment No. 2.

Except as described above, this Amendment No. 2 does not amend or update any information contained in the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q. This Amendment No. 2 should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

Our agreement with Fresenius extends through 2016, with monthly renewals thereafter unless terminated by either party. Under the agreement, Fresenius purchases the System One and related supplies for home hemodialysis therapy in the U.S. The agreement contains representations, indemnification obligations and warranty provisions customary for transactions of this nature, and NxStage’s total liability to Fresenius is limited to the approximate product value of the systems purchased under the agreement. Direct sales to Fresenius represented 20% and 19% of our System One segment revenues for the three months ended March 31, 2014 and 2013, respectively.

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

October 1, 2014