Form 10-Q
period 2014-09-30
NxStage Medical, Inc.
filed 2014-11-07
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 61,986,028 shares of the registrant’s common stock outstanding as of the close of business on October 29, 2014.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,578	$84,134
Accounts receivable, net	27,069	20,158
Inventory	47,874	37,801
Prepaid expenses and other current assets	4,841	4,027

Total current assets	134,362	146,120
Property and equipment, net	62,270	52,478
Field equipment, net	19,318	13,041
Deferred cost of revenues	33,680	34,730
Intangible assets, net	15,080	17,194
Goodwill	41,817	41,817
Other assets	2,687	1,582

Total assets	$309,214	$306,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,557	$14,610
Accrued expenses	22,100	21,025
Current portion of long-term debt	97	102
Other current liabilities	1,954	1,870

Total current liabilities	46,708	37,607
Deferred revenues	51,763	53,277
Long-term debt	921	1,044
Other long-term liabilities	23,439	20,273

Total liabilities	122,831	112,201
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 62,594,563 and 61,666,048 shares issued as of September 30, 2014 and December 31, 2013, respectively	62	61
Additional paid-in capital	580,516	567,468
Accumulated deficit	(382,636)	(363,542)
Accumulated other comprehensive (loss) income	(583)	212
Treasury stock, at cost: 673,875 and 575,895 shares as of September 30, 2014 and December 31, 2013, respectively	(11,256)	(9,963)

Total NxStage Medical, Inc. stockholders’ equity	186,103	194,236

Noncontrolling interest	280	525

Total stockholders’ equity	186,383	194,761

Total liabilities and stockholders’ equity	$309,214	$306,962

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$75,286	$66,873	$221,590	$193,979
Cost of revenues	46,699	41,345	136,539	119,364

Gross profit	28,587	25,528	85,051	74,615

Operating expenses:
Selling and marketing	13,873	12,374	40,680	34,786
Research and development	6,182	4,450	17,024	13,924
Distribution	6,427	5,326	19,462	15,271
General and administrative	8,379	7,791	25,599	23,854

Total operating expenses	34,861	29,941	102,765	87,835

Loss from operations	(6,274)	(4,413)	(17,714)	(13,220)

Other expense:
Interest expense	(255)	(162)	(648)	(462)
Other expense, net	(10)	(142)	(4)	(328)

	(265)	(304)	(652)	(790)

Net loss before income taxes	(6,539)	(4,717)	(18,366)	(14,010)
Provision for (benefit from) income taxes	295	269	973	(625)

Net loss	(6,834)	(4,986)	(19,339)	(13,385)

Less: Net loss attributable to noncontrolling interests	(128)	—	(245)	—

Net loss attributable to stockholders of NxStage Medical, Inc.	$(6,706)	$(4,986)	$(19,094)	$(13,385)

Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.31)	$(0.22)

Weighted-average shares outstanding, basic and diluted	61,804	60,675	61,507	60,029
Other comprehensive (loss) income	(1,150)	257	(795)	(302)

Total comprehensive loss	(7,984)	(4,729)	(20,134)	(13,687)

Less: Comprehensive loss attributable to noncontrolling interests	(128)	—	(245)	—

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(7,856)	$(4,729)	$(19,889)	$(13,687)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,339)	$(13,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,295	18,430
Stock-based compensation	9,296	7,830
Other	1,192	2,251
Changes in operating assets and liabilities:
Accounts receivable	(7,054)	(3,473)
Inventory	(29,786)	(14,498)
Prepaid expenses and other assets	(1,013)	(2,549)
Accounts payable	8,297	49
Accrued expenses and other liabilities	1,967	(2,882)
Deferred revenues	(1,054)	(5,707)

Net cash used in operating activities	(17,199)	(13,934)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(2,234)
Purchases of property and equipment	(13,380)	(10,367)

Net cash used in investing activities	(13,380)	(12,601)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plan	3,535	3,045
(Repayments on) proceeds from loans and lines of credit	(62)	1,136
Repayments on capital leases	(1,102)	(965)
Debt issuance costs	(1,041)	—

Net cash provided by financing activities	1,330	3,216

Foreign exchange effect on cash and cash equivalents	(307)	39

Decrease in cash and cash equivalents	(29,556)	(23,280)
Cash and cash equivalents, beginning of period	84,134	106,439

Cash and cash equivalents, end of period	$54,578	$83,159

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Form 10-K. The December 31, 2013 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and notes thereto included in our 2013 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 16% of accounts receivable at September 30, 2014 and 19% of accounts receivable at December 31, 2013.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2013	$297
Provision	341
Usage	(334)

Balance at September 30, 2014	$304

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which expands upon principles that are currently in U.S. auditing standards by providing guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and by providing related footnote disclosure requirements. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of this update but it is not expected to have a material impact on our financial statement disclosures.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2014	December 31, 2013
Purchased components	$19,306	$15,946
Work in process	12,581	10,762
Finished goods	15,987	11,093

Total	$47,874	$37,801

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $26.2 million and $21.8 million at September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation on field equipment was $39.0 million and $36.7 million at September 30, 2014 and December 31, 2013, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $19.6 million and $17.5 million at September 30, 2014 and December 31, 2013, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	775	1,104	862	1,053
Unvested restricted stock	231	177	223	136

Total	1,006	1,281	1,085	1,189

7.	Accrued expenses and Other long-term liabilities

The components of accrued expenses are as follows (in thousands):

	September 30, 2014	December 31, 2013
Payroll, compensation and related benefits	$11,786	$9,041
Distribution expenses	1,354	2,762
General and administrative expenses	2,175	2,207
Accrued taxes	1,278	860
Audit, legal, and consulting fees	1,714	2,725
Other	3,793	3,430

Total	$22,100	$21,025

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2014	December 31, 2013
Capital lease obligations	$15,954	$14,133
Lease incentive obligations	4,458	3,589
Benefit plan obligations	1,827	1,770
Other	1,200	781

Total	$23,439	$20,273

8.	Debt

We had a loan and security agreement with Silicon Valley Bank, or SVB, that provided for a $15.0 million revolving line of credit. This agreement, as amended, matured as of March 31, 2014.

On June 10, 2014, we entered into a new revolving line of credit with General Electric Capital Corporation, or GECC, and SVB that allows for borrowings up to $35 million. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The new revolving line of credit is secured by substantially all of our assets and expires in June 2019. Borrowings bear interest at an annual rate equal to (1) a LIBOR rate plus 2.5% or (2) a base rate plus 1.5%, where the base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) a LIBOR rate plus 1%, at our election. The new revolving credit facility requires us to comply with certain covenants while borrowings are outstanding and contains events of default customary for a transaction of this type.

As of September 30, 2014, there were no outstanding borrowings under the $35 million revolving line of credit, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $31 million of credit commitment available for borrowing.

9.	Segment Disclosures

With our continued investment in our NxStage Kidney Care dialysis centers, effective with the first quarter of 2014, it was determined that the operations of NxStage Kidney Care should be presented separately. Prior to 2014, its operations were included within the Other category. We now have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We distribute our products in three markets: home, critical care and in-center. Prior period information has been updated to conform with the current presentation.

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

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended September 30, 2014
Revenues from external customers	$53,416	$19,441	$1,918	$511	$—	$75,286
Intersegment revenues	219	—	—	—	(219)	—

Revenues	53,635	19,441	1,918	511	(219)	75,286
Segment profit (loss)	9,030	3,342	(14,520)	(4,126)	—	(6,274)
Depreciation and amortization	5,028	438	1,206	280	—	6,952
Three Months Ended September 30, 2013
Revenues from external customers	$44,337	$21,269	$1,267	$—	$—	$66,873
Intersegment revenues	—	—	—	—	—	—

Revenues	44,337	21,269	1,267	—	—	66,873
Segment profit (loss)	5,518	4,214	(12,563)	(1,582)	—	(4,413)
Depreciation and amortization	4,511	332	1,328	—	—	6,171
Nine Months Ended September 30, 2014
Revenues from external customers	$155,260	$59,360	$5,915	$1,055	$—	$221,590
Intersegment revenues	472	—	—	—	(472)	—

Revenues	155,732	59,360	5,915	1,055	(472)	221,590
Segment profit (loss)	26,021	9,453	(42,861)	(10,327)	—	(17,714)
Depreciation and amortization	14,930	1,141	3,600	624	—	20,295
Nine Months Ended September 30, 2013
Revenues from external customers	$130,003	$61,207	$2,769	$—	$—	193,979
Intersegment revenues	—	—	—	—	—	—

Revenues	130,003	61,207	$2,769	—	—	193,979
Segment profit (loss)	17,644	11,950	(39,254)	(3,560)	—	(13,220)
Depreciation and amortization	13,440	1,014	3,976	—	—	18,430

The following table presents assets allocated to our reportable segments along with a reconciliation of the total segment assets to total assets (in thousands):

	September 30, 2014	December 31, 2013
System One	$129,761	$110,124
In-Center	30,899	26,414
Services	11,663	4,273

Total segment assets	172,323	140,811
Corporate assets:
Cash and cash equivalents	54,578	84,134
Accounts receivable, net	1,133	397
Property and equipment, net	16,755	17,000
Intangible assets, net	15,080	17,194
Goodwill	41,817	41,817
Prepaid and other assets	7,528	5,609

Total assets	$309,214	$306,962

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the customers who individually comprise greater than ten percent of total revenues and their respective portion of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
DaVita	21%	21%	21%	22%
Fresenius	16%	14%	15%	13%
Gambro	8%	13%	9%	13%
Schein	9%	8%	8%	10%

Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment. Sales to Gambro AB and Henry Schein, Inc. (Schein) are in the In-Center segment. All of Gambro’s sales of our products are to DaVita. A portion of Schein’s sales of our products are to DaVita.

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

Effective January 2, 2014, we and Gambro agreed to a settlement of this litigation without any admission of wrongdoing or liability by either party and dismissal of all related claims with prejudice. The settlement required us to pay a one-time cash payment to Gambro which was primarily offset by reimbursement from our insurance company. At the same time, we entered into a patent cross-license agreement with Baxter International, Inc. (Baxter), the parent company of Gambro, that provides for the cross-license of three patents and the Third Amendment to Extracorporeal Disposables Distribution Agreement that amends the length and other terms of a distribution agreement between us and Gambro. The settlement as a whole can be viewed as a multi-element arrangement as defined by FASB Accounting Standards Codification (ASC) 605-25 Multiple Element Arrangements, which required us to identify and estimate a fair value for each element to properly account for the settlement. We recorded the settlement, reimbursement and consideration of the multi-element arrangement guidance within general and administrative expense on the consolidated statements of comprehensive loss.

Other significant commitments and contingencies at September 30, 2014 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2013 Form 10-K.

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

As of September 30, 2014, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.5 million, including accrued interest and penalties of $0.1 million. There have been no significant changes to these amounts during the three months ended September 30, 2014.

12.	Stock-Based Compensation

Stock-based Compensation Expense

Our stock-based compensation expense is allocated among the following components of our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$395	$219	$814	$774
Selling and marketing	1,246	928	3,172	2,689
Research and development	524	357	1,221	1,242
General and administrative	1,391	891	4,089	3,125

Total	$3,556	$2,395	$9,296	$7,830

Stock Options and Restricted Stock Units

The Company granted options to purchase 40,718 and 112,033 shares of common stock during the three months ended September 30, 2014 and 2013, respectively, and options to purchase 997,459 and 1,103,315 shares of common stock during the nine months ended September 30, 2014 and 2013, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2014 and 2013 was $5.80 and $6.29 per option, respectively.

The Company awarded 46,820 and 62,140 restricted stock units during the three months ended September 30, 2014 and 2013, respectively, and 273,267 and 289,905 restricted stock units during the nine months ended September 30, 2014 and 2013, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2014 and 2013 was $13.88 and $11.91 per unit, respectively.

Performance Based Plans

During the nine months ended September 30, 2014, the Compensation Committee of our Board of Directors approved the grant of up to 381,926 restricted stock units pursuant to performance based awards subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2014. The restricted stock units, if earned, vest over a requisite service period of three years and have a weighted average fair value of $14.64 per unit. The estimated expense will be recognized as stock-based compensation expense over the requisite service period based on the number of shares expected to vest.

Further, during the nine months ended September 30, 2014, the Compensation Committee made awards subject to individual performance and the achievement of certain Company financial performance metrics for the year ending December 31, 2014. Awards are payable in shares of the Company’s common stock or in cash, at the discretion of the Compensation Committee. The estimated payout of these awards is being recognized as compensation expense during 2014, with a portion of this expense classified as stock-based compensation expense, and has been recorded on the Company’s condensed consolidated balance sheet within accrued expenses.

13.	Stockholders’ Equity

We received 97,980 and 34,311 shares of common stock that were delivered or surrendered in payment for the exercise of stock options through the nine months ended September 30, 2014 and 2013, respectively.

14.	Noncontrolling Interest

The following table sets forth the changes in non-controlling interest related to NxStage Kidney Care joint venture arrangements for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$408	$—	$525	$—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(128)	—	(245)	—

Balance at end of period	$280	$—	$280	$—

15.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico where we purchase materials and pay our employees in Pesos and, as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To minimize the impact of foreign currency exchange rate fluctuations on these Peso denominated expenses, we have entered into foreign exchange forward contracts. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2014 and December 31, 2013, the notional amount of our outstanding contracts that are designated as cash flow hedges was $11.4 million and $10.4 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. These amounts were not material at September 30, 2014 or December 31, 2013.

Gains or losses related to hedge ineffectiveness are recognized within other income (expense) and were not material during the three and nine months ended September 30, 2014 or 2013. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2014
Foreign exchange forward contracts	$(403)	$35	Cost of revenues
Nine Months Ended September 30, 2014
Foreign exchange forward contracts	$(224)	$(53)	Cost of revenues
Three Months Ended September 30, 2013
Foreign exchange forward contracts	$(153)	$43	Cost of revenues
Nine Months Ended September 30, 2013
Foreign exchange forward contracts	$3	$684	Cost of revenues

16.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of year	$(123)	$335	$212
Other comprehensive income before reclassifications	(224)	(624)	(848)
Loss reclassified to earnings (1)	53	—	53

Total other comprehensive income	(171)	(624)	(795)

Balance, net of tax, at end of period	$(294)	$(289)	$(583)

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15 for further information.
(2)	Other includes cumulative translation adjustments and pension benefits.

17.	Fair Value Measurements

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

We did not have any transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$44,779	$—	$—	$44,779
Foreign exchange forward contracts (2)	—	6	—	6
Liabilities
Foreign exchange forward contracts (2)	$—	$336	$—	$336

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$69,779	$—	$—	$69,779
Foreign exchange forward contracts (2)	—	34	—	34
Liabilities
Foreign exchange forward contracts (2)	$—	$192	$—	$192
Contingent consideration liability (3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

The following table presents the rollforward of the contingent consideration liability classified as Level 3 within the value hierarchy (in thousands):

Balance at beginning of year	$540
Less: Payments made	(540)

Balance at end of period	$—

The carrying amount of our long-term debt approximates fair value at September 30, 2014 and December 31, 2013. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.

18.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Non-cash Investing and Financing Activities:
Transfers from inventory to field equipment	$18,026	$9,315
Transfers from field equipment to deferred cost of revenues	8,909	6,012
Payment of corporate bonus in common stock	—	1,034
Market value of shares received in payment for exercise of stock options	1,293	412
Construction-in-process financed by construction liability	3,659	2,604
Property and equipment acquired under capital lease	76	745
Acquisition of business	—	3,861
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	—	335

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to: our market opportunity and the market adoption of our products in the U.S. and internationally; the growth of the home and critical care dialysis markets; access to home and more frequent hemodialysis; plans for expanding internationally; the development and commercialization of new products and improvements to existing products; regulatory submissions and approvals; sales to our key customers, including DaVita HealthCare Partners Inc., or DaVita, and Fresenius Medical Care, or Fresenius; the adequacy of our funding; expectations with respect to future demand for our products and revenue growth; the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues, and other operational and financial improvements; improvements in certain segment cash flows; our manufacturing operations and supply chain; our plans to open and operate NxStage Kidney Care dialysis centers and the financial, commercial and operational impact of this initiative; planned investments in marketing and research and development; expectations with respect to our expenses and working capital levels and requirements; changes in deferred revenue; the financial impact of expanding our international business; availability of, and changes in, reimbursement for home and more frequent hemodialysis; achieving our business plan; the impact of global economic conditions; the impact of product recalls; expectations with respect to achieving positive operating margins, positive cash flows and profitable operations; volatility of our stock price; the financial impact of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.; expectations with respect to product reliability; and our ability to withstand supply chain disruptions. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Our agreement with DaVita, which covers use of our products for home hemodialysis in the U.S., extends through December 31, 2015, and thereafter, automatically extends on a monthly basis unless terminated by us or DaVita. Direct sales to DaVita represented 29% and 32% of our System One segment revenues for the three month periods ended September 30, 2014 and 2013, respectively. For the nine month periods ended September 30, 2014 and 2013, direct sales to DaVita represented 30% and 32% of our System One segment revenues, respectively. Further, DaVita is our largest customer in the home market, with over 40% of our home hemodialysis patients.

Our agreement with Fresenius, which covers use of our products for home hemodialysis therapy in the U.S., extends through December 31, 2016 with monthly renewals thereafter unless terminated by either party. Direct sales to Fresenius represented 22% and 20% of our System One segment revenues for the three months ended September 30, 2014 and 2013, respectively. For the nine month periods ended September 30, 2014 and 2013, direct sales to Fresenius represented 21% and 20% of our System One segment revenues, respectively.

Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB, or Gambro, and Henry Schein, Inc., or Schein. Revenues from Gambro represented 32% and 41% of our In-Center segment revenues for the three months ended September 30, 2014 and 2013, respectively, and 35% and 40% for the nine months ended September 30, 2014 and 2013, respectively. This decrease is reflective of lower inventory levels at Gambro as end user demand has remained steady year-over-year and contractual pricing. Revenues from Schein represented 35% and 27% of our In-Center segment revenues for the three months ended September 30, 2014 and 2013, respectively, and 31% for both the nine months ended September 30, 2014 and 2013.

DaVita is also a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2014 and 2013. DaVita has purchase commitments for our products pursuant to two agreements: one with us for needles and one with Gambro for blood tubing sets. DaVita’s needle purchase agreement with us ends on December 31, 2014, with DaVita’s requirement to purchase needles ramping down during 2014. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by either party. Schein has elected to not renew the current term of its distribution agreement, which expires on April 25, 2015, and has notified us of its intent to enter into a new distribution agreement. We are in active negotiations with Schein and expect to enter into a new distribution agreement to include updated terms and conditions that are mutually agreeable to us and Schein.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. As of September 30, 2014, we had $1.7 million and $4.3 million reserved against trade accounts receivable for future estimated rebates and discounts for customers in our System One and In-Center segments, respectively. We recorded $2.2 million and $1.4 million during the three months ended September 30, 2014 and 2013, respectively, and $6.7 million and $4.8 million during the nine months ended September 30, 2014 and 2013, respectively, as a reduction of System One segment revenues in connection with rebates and discounts. For the In-Center segment, we recorded $2.4 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively, and $6.9 million and $4.5 million during the nine months ended September 30, 2014 and 2013, as a reduction of revenues in connection with rebates and discounts.

Financial Performance

The following table summarizes our consolidated results (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
System One, In-Center and Other
Revenues	$74,994	$66,873	$221,007	$193,979
Gross profit	$30,677	$25,799	$89,783	$74,927
Gross margin percentage	41%	39%	41%	39%
Loss from operations	$(2,148)	$(2,831)	$(7,387)	$(9,660)
Services
Revenues	$511	$—	$1,055	$—
Gross profit	$(2,090)	$(271)	$(4,732)	$(312)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(4,126)	$(1,582)	$(10,327)	$(3,560)
Eliminations
Elimination of intersegment revenues	$(219)	$—	$(472)	$—
Total Company
Revenues	$75,286	$66,873	$221,590	$193,979
Gross profit	$28,587	$25,528	$85,051	$74,615
Gross margin percentage	38%	38%	38%	38%
Loss from operations	$(6,274)	$(4,413)	$(17,714)	$(13,220)

For several years, we have focused on operating and financial improvements. During the nine months ended September 30, 2014, these efforts resulted in revenues increasing by 14% to $221.6 million versus the prior year comparable period, with our home and critical care markets each experiencing growth. While driving continued improvements within our System One and In-Center segments will remain an area of focus in 2014 and beyond, at the same time, we expect to make significant investments in our Services segment as we continue to open NxStage Kidney Care dialysis centers. We expect that these investments will have a negative impact on our total operating performance in the near term and likely outweigh performance improvements we expect in our System One and In-Center segments.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
System One segment
Home	$40,364	53%	$33,666	50%	$115,347	52%	$97,796	50%
Critical Care	13,271	18%	10,671	16%	40,385	18%	32,207	17%

Total System One segment	53,635	71%	44,337	66%	155,732	70%	130,003	67%
In-Center segment	19,441	26%	21,269	32%	59,360	27%	61,207	32%
Other	1,918	2%	1,267	2%	5,915	3%	2,769	1%

Products subtotal	74,994	99%	66,873	100%	221,007	100%	193,979	100%
Services segment	511	1%	—	—%	1,055	—%	—	—%
Elimination of intersegment revenues	(219)	—%	—	—%	(472)	—%	—	—%

Total	$75,286	100%	$66,873	100%	$221,590	100%	$193,979	100%

In the home market, revenues increased $6.7 million, or 20%, and $17.6 million, or 18%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods. These increases were driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. Note, this revenue growth may be slightly offset on an ongoing basis, as it has been in the past, by lower deferred revenue recognized on previously sold System One equipment in the U.S. home market as a result of equipment reaching the end of its related revenue amortization period. Additionally, as our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our international distributors.

Critical care market revenues increased $2.6 million, or 24%, and $8.2 million, or 25%, during the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods, driven by higher sales of disposables from our growing base of System One equipment placed with our customers. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business.

In-Center segment revenues decreased $1.8 million, or 9%, and $1.8 million, or 3%, during the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods driven by changes in inventory levels at our distributors, lower needle sales in accordance with the DaVita needle purchase agreement, which ends on December 31, 2014, and contractual pricing. Future revenues will continue to fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for the three and nine months ended September 30, 2014 and 2013 relate to sales of dialyzers to Asahi which have increased as we continue to ramp-up production capacity at the new manufacturing plant in Germany which commenced operations in late 2012. Sales to Asahi may fluctuate due to timing of sales and inventory management policies at Asahi.

Revenues from our Services segment for the three and nine months ended September 30, 2014 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
System One segment	$25,401	47%	$19,998	45%	$74,667	48%	$58,708	45%
In-Center segment	5,235	27%	6,123	29%	15,354	26%	17,695	29%

Subtotal	30,636	42%	26,121	40%	90,021	42%	76,403	40%
Other	41	n/a	(322)	n/a	(238)	n/a	(1,476)	n/a

Products subtotal	30,677	41%	25,799	39%	89,783	41%	74,927	39%
Services segment	(2,090)	n/a	(271)	n/a	(4,732)	n/a	(312)	n/a

Gross profit	$28,587	38%	$25,528	38%	$85,051	38%	$74,615	38%

Gross profit for the System One segment increased $5.4 million, or 27%, and $16.0 million, or 27%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods, due to increased revenues and increased gross profit as a percentage of revenues. The increase in gross profit as a percentage of revenues was driven by favorable product mix and contractual price improvements, partially offset by unfavorable foreign currency exchange rates versus the U.S. Dollar.

Gross profit for the In-Center segment decreased $0.9 million, or 15%, and $2.3 million, or 13%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods, due to decreased revenues and decreased gross profit as a percentage of revenues. The decrease in gross profit as a percentage of revenues was driven primarily by contractual pricing, partially offset in the three months ended September 30, 2014 by favorable product mix.

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

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
System One segment	$10,406	19%	$9,731	22%	$30,774	20%	$27,601	21%
In-Center segment	1,431	7%	1,332	6%	4,311	7%	3,937	6%
Services segment	2,036	n/a	1,311	n/a	5,595	n/a	3,248	n/a

Total Selling and marketing	$13,873	18%	$12,374	19%	$40,680	18%	$34,786	18%

Selling and marketing expenses increased $1.5 million, or 12%, and $5.9 million, or 17%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs, marketing activities and clinical training.

Selling and marketing expenses for our Services segment increased $0.7 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods. These expenses represent personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase as revenues continue to grow and as we broaden our marketing and market development initiatives, including with respect to NxStage Kidney Care, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Research and development	$6,182	8%	$4,450	7%	$17,024	8%	$13,924	7%

Research and development expenses increased $1.7 million, or 39%, and $3.1 million, or 22%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods. The increase in research and development costs is due to increased personnel and personnel-related costs and increased project related spending. Further, research and development costs for the nine months ended September 30, 2013 included a incremental benefit of $0.5 million related to the recognition of a tax incentive received from the Massachusetts Life Sciences Center.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One, invest in our peritoneal dialysis product development program and expand our product portfolio.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
System One segment	$5,965	11%	$4,749	11%	$17,872	11%	$13,463	10%
In-Center segment	462	2%	577	3%	1,590	3%	1,808	3%

Total Distribution	$6,427	9%	$5,326	8%	$19,462	9%	$15,271	8%

Distribution expenses increased $1.1 million, or 21%, and $4.2 million, or 27% for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods, driven mainly by increased shipment volumes. Increased costs as a percentage of revenues for the nine months ended September 30, 2014 in the System One segment were driven by higher expedited delivery costs due to short term supply issues. We expect that distribution expenses as a percentage of revenue will normalize over the near term and then will increase at a rate consistent with revenues due to expected distribution network efficiencies and improved reliability of System One equipment; however, these favorable impacts may be offset by overall increases in fuel costs and carrier pricing.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
General and administrative	$8,379	11%	$7,791	12%	$25,599	12%	$23,854	12%

General and administrative expenses increased $0.6 million, or 8%, and $1.7 million, or 7%, for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable periods. The increase in general and administrative expenses was due to increased personnel and personnel-related costs and other related infrastructure costs and higher medical device excise tax expense driven by an increase in the amount of our products sold on which the tax is assessed, all offset by lower professional service fees.

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

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. At September 30, 2014, our accumulated deficit was $382.6 million and we had cash and cash equivalents of $54.6 million, with nearly all of that cash located in the U.S., and working capital of $87.7 million.

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

We had a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB, that expired in March 2014. On June 10, 2014, we entered into a new revolving line of credit with General Electric Capital Corporation, or GECC, and SVB that allows for borrowing up to $35.0 million. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The new revolving line of credit imposes certain financial covenants, contains certain customary events of default and is secured by substantially all of our assets. As of September 30, 2014, there were no outstanding borrowings under the $35.0 million revolving line of credit, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $31 million of credit commitment available for borrowing.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at September 30, 2014 for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2014 or 2013.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(17,199)	$(13,934)
Net cash used in investing activities	(13,380)	(12,601)
Net cash provided by financing activities	1,330	3,216
Foreign exchange effect on cash and cash equivalents	(307)	39

Net cash flow	$(29,556)	$(23,280)

Net cash used in operating activities. During the nine months ended September 30, 2014, net cash used in operating activities increased by $3.3 million versus the prior year comparable period driven by increased net loss after adjustments for non-cash expenses coupled with increases in working capital requirements driven by overall business growth, including higher inventory requirements to support ongoing operations and our new product offerings. We expect working capital to fluctuate from quarter to quarter due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flows from deferred revenues improved by $4.7 million during the nine months ended September 30, 2014 versus the prior year comparable period, as a result of timing of equipment purchases. This reflects a decrease in amortization of deferred revenues into revenues of $0.3 million, from $14.0 million during the nine months ended September 30, 2013 to $13.7 million during the nine months ended September 30, 2014 as a result of equipment reaching the end of its relative revenue amortization period coupled with increased sales of System One equipment.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $8.7 million during the nine months ended September 30, 2014 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $2.9 million during the nine months ended September 30, 2014 versus the prior year comparable period. These activities fluctuate due to increased equipment levels required for our service pool, increased rental activity, and new product introductions.

Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for the build-out of NxStage Kidney Care dialysis centers coupled with expenditures for our manufacturing facilities as a result of our efforts to rationalize and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $3.0 million in purchases of property and equipment was driven primarily by spending related to the build-out of our NxStage Kidney Care dialysis centers. Capital expenditures for our Kidney Care centers were $8.1 million and $2.3 million during the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities during the nine months ended September 30, 2013 also includes $2.2 million of cash paid to Kimal in connection with our acquisition of substantially all of the System One assets of Kimal on April 2, 2013.

Net cash provided by financing activities. During the nine months ended September 30, 2014 and 2013, we received $3.5 million and $3.0 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans are subject to fluctuation based on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both the nine months ended September 30, 2014 and 2013 were reduced by cash used to pay our capital lease obligations of $1.1 million and $1.0 million, respectively. Further our cash provided by financing activities during the nine months ended September 30, 2014 was reduced by $1.0 million due to costs associated with obtaining our new revolving credit facility. Finally, cash provided by financing activity during the nine months ended September 30, 2013 included $1.1 million of proceeds from the issuance of debt in connection with financing the acquisition of a manufacturing facility in Italy.

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

The significant accounting policies used in preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2014 are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2014 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2013 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2013 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the nine months ended September 30, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. One reimbursement study showed that in

2009 the average number of Medicare payments per month for home hemodialysis was approximately 1.5 times that of in-center hemodialysis. The total number of paid treatments varied across Medicare Administrative Contractors, but there was a positive correlation between number of paid treatments per month and home hemodialysis utilization in a given jurisdiction. This variance arises from differing policies of Medicare Administrative Contractors, as well as from varying center billing practices. Currently, only four of the Medicare Administrative Contractor jurisdictions have formal local coverage determinations; the majority do not have a formal policy and thus review claims on a case by case basis. One Medicare Administrative Contractor without such a formal policy, Noridian Healthcare Solutions, recently issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in the 2015 Medicare payment rules, but may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian on this question. It is unclear how the article will be implemented. Some customers may not receive or pursue additional reimbursement in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize. Conversely, any reduction in reimbursement rates or adverse changes in the reimbursement criteria for home or more frequent hemodialysis could materially reduce our revenues, earnings and cash flows.

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

Since inception, we have incurred negative operating margins and losses every quarter. At September 30, 2014, we had an accumulated deficit of approximately $383 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. Achieving gross profit improvements will depend upon our ability to introduce additional process improvements and product design changes, further rationalize our manufacturing operations and supply chain, realize additional economies of scale, and continue to improve product reliability. We may not be successful at these and other cost reduction initiatives, and cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability.

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

The partial or complete loss of sales to DaVita, a key customer for our System One and In-Center product lines, would materially impair our financial results, at least in the near term

DaVita is our most significant customer. Over 40% of home patients using the System One are DaVita patients. Direct sales to DaVita represented 29% of our System One segment revenues during the first nine months of 2014. Although we expect that DaVita will continue to be a significant customer in the home market, we cannot be certain that DaVita will continue to purchase or rent the System One or add additional System One patients in the future. Our home market agreement with DaVita expires at the end of 2015.

Sales of products through distributors to DaVita accounted for approximately half of In-Center segment revenues for the first nine months of 2014. Our needle purchase agreement with DaVita ends on December 31, 2014, with DaVita’s requirement to purchase needles ramping down during 2014. In addition, we have a distribution agreement in the U.S. with Gambro that extends through the end of 2015, pursuant to which Gambro will exclusively supply our blood tubing sets to DaVita.

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

In addition to implicating some of the same business and regulatory risks as are applicable to our medical products business (including in particular risks related to Medicare reimbursement), establishing our NxStage Kidney Care dialysis centers requires that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers are subject to extensive government regulations, including:

•	Medicare and Medicaid payment rules, including coverage rules that limit the clinical circumstances under which payment will be made for more frequent dialysis treatments;

•	anti-kickback and related laws prohibiting payments and other remuneration intended to influence the referral of health care business or selection of a provider;

•	antitrust laws;

•	prohibitions on submitting false claims for government reimbursement;

•	laws regulating the use and disclosure of patient health information; and

•	laws regulating the storage and administration of pharmaceuticals and medical devices.

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

Global macro-economic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by overall economic conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or centers facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which could negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

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

Our failure to comply with these or other applicable regulatory requirements may result in enforcement measures being taken by regulatory authorities, which may include:

•	untitled letters, warning letters, fines, injunctions and civil penalties;

•	detention of medical devices believed to be adulterated or misbranded;

•	customer notification, or orders for repair, replacement or refund;

•	voluntary or mandatory recall, withdrawal or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to review or delay in issuing pre-market notification or pre-market approval submissions;

•	rescission of a regulatory clearance or approval that has already been granted;

•	refusal to issue export documentation or approval for our products;

•	suspension, withdrawal or variations of CE Certificates of Conformity or delay in obtaining new CE Certificates of Conformity;

•	refusal of entry for imported products, materials and components; and

•	criminal prosecution.

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

We depend upon a number of single-source suppliers for certain of our raw materials, components and finished goods, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags, as well as sterilization services. Some of our most critical single-source supply relationships are with Membrana and Laboratorios PiSA.

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

Laboratorios PiSA is our only supplier of premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2019. We have committed to purchase from Laboratorios PiSA a minimum quantity of premixed dialysate over the term of the agreement. While we can purchase premixed dialysate from other qualified suppliers, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would impair our business, at least in the near term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2014, we repurchased 94,754 shares of our common stock at a price of $13.15 per share that were delivered in payment for the exercise of employee stock options.

Item 6. Exhibits

Exhibit Number	Description

10.1*#	Director Compensation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)

November 7, 2014