Form 10-K
period 2014-12-31
NxStage Medical, Inc.
filed 2015-02-26
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $870 million, as of June 30, 2014, based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2014.

There were 62,707,290 shares of the registrant’s common stock outstanding as of the close of business on February 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

NXSTAGE MEDICAL, INC.

2014 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to:

•	our market opportunity and the market adoption of our products in the U.S. and internationally;

•	the growth of the home and critical care markets;

•	access to home and more frequent hemodialysis;

•	plans to continue expanding internationally;

•	the development and commercialization of new products and improvements to existing products;

•	regulatory submissions and approvals;

•	sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;

•	the adequacy of our funding;

•	expectations with respect to future demand for our products and revenue growth and the components of such revenue growth;

•	the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues;

•	improvements in certain segment cash flows and profitability and other operational and financial metrics;

•	our manufacturing operations and supply chain;

•	availability of suitable facilities;

•	our plans to open and operate NxStage Kidney Care dialysis centers;

•	planned investments in marketing and research and development;

•	expectations with respect to our expenses and working capital levels and requirements;

•	changes in deferred revenue;

•	changes with respect to our expenses as a percentage of revenues;

•	achieving our business plan;

•	global economic conditions;

•	product recalls;

•	expectations with respect to achieving positive operating margins, positive cash flows and profitable operations;

•	volatility of our stock price;

•	retention of earnings;

•	product cost reduction plans;

•	expectations with respect to product reliability;

•	manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.;

•	our ability to withstand supply chain disruptions;

•	the scope of patent protection with respect to our products;

•	the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and

•	the financial, commercial and operational impact of any of the above.

All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

Readers should carefully review the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.

NOTE REGARDING TRADEMARKS

NxStage®, Streamline®, ButtonHole®, MasterGuard® and Fingershield® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I

For convenience, in this Annual Report, “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1.	Business

Overview

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis and nocturnal dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis and home nocturnal hemodialysis, as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for home nocturnal hemodialysis. In February 2013, we received CE Mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014. We also sell, through our Medisystems subsidiary, blood tubing sets and needles primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

ESRD, which affects over 630,000 people in the U.S. and 2 million people worldwide, is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream and, unless the patient receives a kidney transplant, is required for the remainder of the patient’s life. Approximately 70% of ESRD patients in the U.S. rely on life-sustaining dialysis treatment. Hemodialysis, the most widely prescribed type of dialysis, typically consists of treatments in a dialysis clinic three times per week, with each session lasting three to five hours. Approximately 11% of U.S. ESRD dialysis patients receive dialysis treatment at home, mostly through self-treatment with peritoneal dialysis, although surveys of physicians and healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. We believe that approximately 10-15% of the over 440,000 U.S. ESRD patients currently receiving dialysis treatment would be appropriate candidates for home hemodialysis with the NxStage System One. Clinical data also suggests that hemodialysis therapy administered five or six times per week, commonly referred to as more frequent therapy, including more frequent nocturnal therapy, better mimics the natural functioning of the human kidney and can lead to improved clinical outcomes, including lower mortality, significant improvements in left ventricular mass, reductions in antihypertensive medications, reduced fluid overload, reduced depression and improvements in health-related quality of life. We believe there is an unmet need for a hemodialysis system that allows more frequent, nocturnal and easily administered therapy at home, as well as in other settings, and we have designed our system to address this and other kidney replacement markets. Given the clinical and quality of life benefits associated with more frequent hemodialysis therapy, nearly all of our System One patients in the home market receive treatment five or six times a week.

Measuring a little over a foot tall, the System One is the smallest and only portable commercially available hemodialysis system. It consists of a compact, portable and easy-to-use cycler, disposable drop-in cartridge and high purity premixed fluid. The System One has a self-contained design and simple user interface making it easy to operate by a trained patient and trained care partner in any setting prescribed by the patient’s physician, including while the patient is sleeping. Unlike traditional dialysis systems, our System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Patients can bring the System One home, plug it into a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems. Because of its portability, patients also have the freedom to travel with the System One. We market the System One to dialysis clinics for chronic home hemodialysis treatment. The clinics in turn provide the System One to ESRD patients.

We also market the System One to hospitals for treatment of acute kidney failure and fluid overload. It is estimated that there are over 200,000 cases of acute kidney failure in the U.S. each year. The clinical flexibility of our System One, coupled with its ease-of-use and portability, make our system well suited for hospital critical care environments.

In addition to the System One, we sell a line of extracorporeal disposable products that are primarily used for in-center dialysis treatments for patients with ESRD. These products include hemodialysis blood tubing sets, arteriovenous (AV) fistula needles and apheresis needles. Our main blood tubing set product line is Streamline which is designed to provide certain clinical and operational benefits. Our needle products line includes AV fistula needles, which incorporate safety features including MasterGuard technology, and ButtonHole needles.

For the year ended December 31, 2014, our revenues were $301.5 million and we incurred a net loss of $24.3 million. As of December 31, 2014, we had cash and cash equivalents of $52.9 million, total assets of $309.7 million and total stockholders’ equity of $191.6 million. We have operated at a loss since our inception in 1998. At December 31, 2014, we had an accumulated deficit of approximately $387.5 million.

We have continued to make improvements in our gross margins for our products; however, we cannot provide assurance that our gross margins will continue to improve or, if they do improve, the rate at which they will improve. Continued improvements in gross margins for our System One and In-Center segments are dependent on many factors, including growing revenues, reducing costs of revenues by lowering manufacturing costs, implementing design and process improvements, obtaining better purchasing terms and prices, and increasing reliability of our products. Additionally, we expect our operating expenses to continue to increase as we continue to invest in selling and marketing, research and development and NxStage Kidney Care, our Services segment. We expect that the combined profitability of the System One and In-Center segments will improve as we continue to leverage our existing operating infrastructure; however, our continued investment in NxStage Kidney Care will offset these improvements and negatively impact our near-term profitability.

We expect to make continued improvements in the combined cash flows associated with our System One and In-Center segments. In addition, we have spent and expect to continue to spend cash to establish NxStage Kidney Care dialysis centers. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness in the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we determine that additional investments in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity.

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

Our Products

The System One

Our primary product, the System One, is a small, portable, easy-to-use hemodialysis system. Sales of the System One and related products accounted for approximately 71%, 67% and 67% of our total sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Streamline Blood Tubing Sets

Streamline blood tubing sets feature an efficient and airless design intended to enable providers to reduce treatment time and optimize dose delivery. Streamline also includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy. LockSite is intended to facilitate healthcare facility compliance with Occupational Safety and Health Administration bloodborne pathogens requirements to implement use of medical devices with engineered sharps-injury protection and needleless systems. Sales of our Streamline product accounted for approximately 17%, 20% and 19% of our total sales for the years ended December 31, 2014, 2013 and 2012, respectively.

AV Fistula and Apheresis Needles

Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. A significant amount of our needles sold are branded MasterGuard, and include our Fingershield anchor designed to protect the operator from inadvertent needle stick injury. We also offer ButtonHole needles for hemodialysis therapies as an alternative to our AV fistula needles with MasterGuard. ButtonHole needles are used by patients that employ “the constant-site technique”, whereby a fistula needle is inserted in the same place each treatment. Published clinical experience suggests that the incidence of pain, hematoma, and infiltrations at the needle insertion site can be reduced by utilizing the constant-site technique. Our ButtonHole AV fistula needle has an anti-stick, dull bevel design well-suited for the constant-site technique, while also being designed to reduce the risk of accidental needle sticks. Sales of needles accounted for approximately 8%, 10% and 11% of our total sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Business by Segment

We have three reportable business segments: System One, In-Center and Services. We distribute our products in three markets: home, critical care and in-center.

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors. The results of our international business are included in the System One segment.

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

The remainder of our operations and financial information, included within the Other category, relates to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

System One

We began marketing the System One to perform hemodialysis for ESRD patients in September 2004, and we began marketing our System One specifically for home use in July 2005, after the System One was cleared by the FDA for home hemodialysis. We market the System One to independent dialysis clinics as well as dialysis clinics that are part of national or regional chains, providing clinics with improved access to the developing home dialysis market. As Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in clinic, we do not sell the System One directly to patients. In February 2013, we received CE Mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the NxStage System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014.

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

Patient training takes place at the clinic primarily during the patient’s prescribed treatment sessions. Training typically takes three to four weeks and includes basic instruction on ESRD, the operation of the System One and the insertion by the patient or their care partner of needles into the patient’s vascular access site. Training sessions are reimbursed at a fixed rate by Medicare and private insurance.

The System One cycler sold to hospitals in the critical care market is based on the same technology platform used in the home market but has additional features that offer a wider range of therapies, including therapeutic plasma exchange, and includes an additional display module, called OneView, which is designed to facilitate easier medical record charting and troubleshooting. We also sell related disposable cartridges and treatment fluids necessary to perform dialysis treatment in the critical care market. Most of our customers in the critical care market use our System One to perform prolonged or continuous renal replacement therapy for their acute kidney failure or fluid overload patients. We are specifically focusing our sales efforts in the critical care market on those large institutions that we believe are most dedicated to prolonged or continuous renal replacement therapy for patients with acute kidney failure and believe in ultrafiltration as an earlier-stage treatment option for fluid overload.

After selling or renting a System One to a hospital, our clinical educators generally train the hospital’s intensive care unit and acute dialysis nurses on the proper use of the System One using our proprietary training materials. We then rely on the trained nurses to train other nurses. By adopting this “train the trainer” approach, our sales nurses do not need to return to the hospital each time a new nurse requires training. We also sell one- and two-year service contracts following the expiration of our standard one-year warranty period for System One hardware. We sell a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting.

Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and collectively provide treatment to more than two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest customers in the System One segment.

During 2014, 2013 and 2012, direct sales to DaVita represented 30%, 32% and 31% of our System One segment revenues, respectively, and direct sales to Fresenius represented 22%, 20% and 17% of our System One segment revenues, respectively. Furthermore, DaVita and Fresenius are our largest customers in the home market, with approximately 40% and 30%, respectively, of our home hemodialysis patients. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our agreement with DaVita for the U.S. home hemodialysis market extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita. Our agreement with Fresenius for the U.S. home hemodialysis market extends through December 31, 2016, with monthly renewals thereafter unless terminated by us or Fresenius.

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

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB and Henry Schein, Inc. Revenues from Gambro represented 36%, 37% and 36% of our In-Center segment revenues during 2014, 2013 and 2012, respectively. Revenues from Henry Schein represented 30%, 32% and 34% of our In-Center segment revenues during 2014, 2013 and 2012, respectively. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by us or Gambro. Our distribution agreement with Henry Schein expires on April 25, 2015, and we are negotiating the terms of a new distribution agreement with Henry Schein.

DaVita has been a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues during 2014, 2013 and 2012. In-Center segment sales are expected to decrease as a result of DaVita’s needle purchase agreement expiring in

December 2014. DaVita continues to have purchase commitments for our blood tubing sets pursuant to an agreement with Gambro. Currently, DaVita’s product supply agreement with Gambro requires DaVita to purchase a significant majority of its blood tubing set requirements from Gambro, and our distribution agreement with Gambro requires Gambro to exclusively supply our blood tubing sets to DaVita.

Services

We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access.

International

We sell the System One and certain other products internationally, through a combination of direct sales to hospitals and dialysis centers and sales through distributors. Products sold to distributors are shipped directly to distributor warehouses and the distributors sell or rent our products to dialysis providers or hospitals and are responsible for marketing, clinic training and equipment servicing and repair. To date, our international sales have been limited, and we are still very early in our international commercialization efforts.

Marketing, Customer Support

We have a sales force that calls on dialysis clinics, nephrologists and hospitals. In addition to specialized sales representatives, we also employ nurses in our sales force as clinical educators to support our sales efforts. We have a staff of customer support specialists to assist patients, clinics and hospitals with product orders and deliveries. We also provide technical support 24 hours a day, seven days a week through a dedicated staff of technical support representatives, to respond to questions raised by patients, clinics and hospitals concerning the System One. Our marketing activities also include utilizing direct mail and internet campaigns to provide product literature and clinically relevant information, advertising in trade publications, sponsoring educational programs for dialysis patients and clinicians, and participating in nephrology conferences. Our direct sales efforts focus almost exclusively on the home and critical care markets as we rely heavily on distributors to sell our products in the in-center market.

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

Competition

The dialysis therapy market is mature, consolidated and competitive. Our business faces a high degree of competition from larger, more established companies with greater financial and human resources.

Products

Our System One in the critical care market competes against products from Gambro, a subsidiary of Baxter International, Inc., Fresenius, B. Braun Medical, Inc. and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Nipro Medical Corporation, B. Braun, Baxter together with its subsidiary Gambro, JMS Co. Ltd. and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offer products that have been in use for a longer time than our System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, including Fresenius which operates a chain of dialysis centers. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products, and have established sales forces and distribution channels that may afford them a significant competitive advantage.

We believe the competition in the market for kidney dialysis equipment and supplies is based primarily on:

•	product quality;

•	ease-of-use;

•	cost effectiveness;

•	sales force coverage; and

•	clinical flexibility and performance.

Our System One is currently the only portable system specifically indicated for home hemodialysis and home nocturnal hemodialysis in the U.S. Presently, no other product has an indication for home nocturnal hemodialysis in the U.S. There is a non-portable product on the market with a home clearance in the U.S., and a number of other products that are under development and may be released in the next several years, that are, or will be, competitive to our System One in the home market.

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

Baxter obtained CE marking for a new home hemodialysis system in the EU in December 2013 and has discussed its plans for a near-term European launch. Baxter has also discussed plans to complete additional clinical studies and file for regulatory approval for a home nocturnal hemodialysis indication in the U.S.

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

For the in-center market, where we sell blood tubing sets and needles, we believe that we compete favorably in terms of product quality, ease-of-use, cost effectiveness, clinical flexibility and performance. We also compete favorably in terms of branding, as our subsidiary Medisystems has been selling products to dialysis centers for the treatment of ESRD since 1981. We compete unfavorably in terms of sales force coverage, as we rely nearly exclusively on distributors rather than our own direct sales force.

Our primary competitors are large, well-established businesses with significantly more financial and human resources and greater commercial infrastructures than ours. We believe our ability to compete successfully will depend largely on our ability to:

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

Services

The U.S. dialysis services industry is highly competitive, with providers of varying sizes vying for patients, medical directors and employees. We believe the ability of our NxStage Kidney Care dialysis centers to be successful and attract patients in local markets will depend on our ability to effectively educate the local patient and physician community on the benefits of the therapies offered at these dialysis centers while continuing to deliver a high level of quality care at cost-effective rates.

Clinical Experience and Results

Significant clinical literature strongly supports that daily or more frequent hemodialysis therapy can lead to improved clinical outcomes, including lower mortality, reduced cardiovascular hospitalizations, reduction in left ventricular mass, reduction in hypertension and use of antihypertensive medications, improved nutritional status, and overall improvement in quality of life, including improvements related to overall physical and mental health, depressive symptoms, sleep, restless legs syndrome and post-dialysis recovery time.

In early 2006, we enrolled the first patient in our post-market FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study, which is designed to quantify the clinical and economic benefits of daily home therapy administered to Medicare patients with the System One versus conventional thrice-weekly dialysis. The FREEDOM study is a prospective, multi-center, observational study of 501 Medicare patients in over 41 clinical centers. The study compares Medicare patients using the System One with a matched cohort of patients from the U.S. Renal Data System, or USRDS, a database of patients treated with traditional in-center thrice weekly dialysis, to help define differences in the cost of care and patient outcomes between the daily home setting and the dialysis clinic setting. Comparing the study group of patients using the System One to a USRDS database group matched in terms of demographics, co-morbidities, geography, number of years on dialysis and other key factors should allow a valuable comparison to be made without the time and cost challenges of a crossover study, in which patients would be followed for a given time on each type of therapy.

Interim four and twelve month results from our ongoing FREEDOM study show daily home hemodialysis treatment made possible by the System One therapy significantly improves select measures of patient quality-of-life as compared to conventional, thrice-weekly in-center treatment. Specific improvements identified to date include a reduction in post-dialysis recovery time (the average time to resume normal activity), returning significant quality time to patients each week. Other benefits include a reduction in depressive symptoms, improvements in select physical and mental health quality of life factors, a reduction in antihypertensive medications, improvements in sleep and restless legs syndrome and improvements in overall quality of life and physical intimacy. These results have been published in major peer review journals including the Journal of the American Society of Nephrology, the American Journal of Kidney Disease, and Kidney International.

In a NxStage-funded study of Medicare patients starting NxStage home hemodialysis therapy from 2005-2007 compared to traditional in-center dialysis patients during the same period, risk of death was found to be significantly lower, and three-year survival significantly higher, in the NxStage population versus the matched in-center hemodialysis cohort. This study was published in the Journal of the American Society of Nephrology in early 2012.

In another NxStage-funded study of Medicare patients starting NxStage home hemodialysis therapy from 2007 to mid-2010 compared to peritoneal dialysis patients during the same period, risks of death, hospitalization, and therapy attrition were found to be significantly lower in the NxStage population versus the matched peritoneal dialysis cohort. This was the first matched cohort study of its kind comparing home dialysis modalities.

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

During 2014, we completed an approved Investigational Device Exemption, or IDE, clinical study intended to support a home nocturnal indication for the System One, and in December 2014, the FDA cleared the System One to perform home nocturnal hemodialysis. Presently, no other product is cleared to perform home nocturnal hemodialysis in the U.S.

In addition to the FREEDOM and nocturnal studies, we have completed two significant clinical trials with the System One for ESRD therapy: a post-market study of chronic daily hemofiltration and a study under an FDA-approved IDE. We have also completed a study of ultrafiltration with the System One for fluid overload associated with congestive heart failure.

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

In June 2013, we entered into a research and development program sponsored by the Defense Advanced Research Projects Agency (DARPA) to develop an innovative new device to treat sepsis. This program aligns well with our technology and supports our next generation product development.

For the years ended December 31, 2014, 2013 and 2012, we incurred research and development expenses of $22.6 million, $18.9 million and $17.1 million, respectively.

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

The following table lists all of our issued U.S. and international patents as of December 31, 2014.

Patent No.	Regime	Title	Expiration Date
5643190	US	Flow-Through Treatment Device	1/17/2015
5704924	US	Easy Use Needle Protector Sheath	1/11/2016
5772624	US	Reusable Blood Lines	7/20/2015
5772638	US	Protector For Needle	9/17/2016
5817043	US	Flow-Through Treatment Device	1/17/2015
5895368	US	Blood Set Priming Method And Apparatus	9/23/2016
5951870	US	Automatic Priming Of Blood Sets	10/21/2017
5980741	US	Bubble Trap With Flat Side Having Multipurpose Supplemental Ports	8/1/2017
5983947	US	Docking Ports For Medical Fluid Sets	3/3/2017
6042570	US	Needle Point Protection Sheath	2/11/2019
6051134	US	Bubble Trap Having Common Inlet/Outlet Tube	3/28/2017
6089527	US	Squeeze Clamp For Flexible Tubing	10/3/2017
6113062	US	Squeeze Clamp	1/28/2019
6117342	US	Bubble Trap With Directed Horizontal Flow And Method Of Using	11/26/2016
6165149	US	Reusable Blood Lines	7/20/2015
6177049	US	Reversing Flow Blood Processing System	6/10/2018
6187198	US	Automatic Priming Of Blood Sets	10/21/2017
6193694	US	Needle Point Protection Sheath	2/11/2019
6196519	US	Squeeze Clamp For Flexible Tubing	10/3/2017
6206954	US	Blood Set And Chamber	5/13/2018
6299589	US	Flow-Through Treatment Method	1/17/2015
6440095	US	Pump Segment Having Connected, Parallel Branch Line	12/31/2015
6290665	US	Blood Set Priming Method And Apparatus	9/23/2016

Patent No.	Regime	Title	Expiration Date
6319465	US	Reversing Flow Blood Processing System Having Reduced Clotting Potential	6/3/2019
6344139	US	Arterial and Venous Blood Tubing Set	10/21/2017
6387069	US	Blood Set Priming Method And Apparatus	9/23/2016
6464878	US	Automatic Priming Of Blood Sets	10/21/2017
6517508	US	Set For Blood Processing	11/3/2019
6517522	US	Tubular Intravenous Set	4/3/2020
6554789	US	Layered Fluid Circuit Assemblies And Methods For Making Them	2/14/2017
6572576	US	Method And Apparatus For Leak Detection In A Fluid Line	7/7/2021
6579253	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	2/14/2017
6582385	US	Hemofiltration System Including Ultrafiltrate Purification And Re-Infusion System	2/19/2018
6589482	US	Extracorporeal Circuits For Performing Hemofiltration Employing Pressure Sensing Without An Air Interface	2/14/2017
6595943	US	Systems And Methods For Controlling Blood Flow And Waste Fluid Removal During Hemofiltration	2/14/2017
6595965	US	Needle Protector Sheath	7/15/2017
6596234	US	Reversing Flow Blood Processing System	3/14/2019
6616635	US	Tubular Intravenous Set	4/3/2020
6620119	US	Reusable Blood Lines	11/12/2015
6638478	US	Synchronized Volumetric Fluid Balancing Systems And Methods	2/14/2017
6649063	US	Devices for Sterile-Filtering Fluid and Methods of Use	10/7/2021
6666839	US	Reusable Blood Lines	7/20/2015
6673314	US	Interactive Systems And Methods For Supporting Hemofiltration Therapies	2/14/2017
6685680	US	Tapered Intravenous Cannula	4/20/2019
6695807	US	Blood Flow Reversing System	1/18/2022
6743193	US	Hermetic Flow Selector Valve	7/17/2021
6755801	US	Dialysis Pressure Monitoring With Clot Suppression	11/8/2019
6830553	US	Blood Treatment Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions	2/14/2017
6852090	US	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	12/10/2017
6955655	US	Hemofiltration System	10/7/2017
6979309	US	Systems And Methods For Performing Blood Processing And/Or Fluid Exchange Procedures	6/19/2017
7004924	US	Methods, Systems, And Kits For The Extracorporeal Processing Of Blood	10/19/2018
7025744	US	Injection Site For Male Luer Or Other Tubular Connector	8/12/2023
7025750	US	Set For Blood Processing	11/3/2019
7040142	US	Method And Apparatus For Leak Detection In Blood Circuits Combining External Fluid Detection And Air Infiltration Detection	2/9/2022
7056308	US	Medical Device With Elastomeric Penetrable Wall And Inner Seal	11/1/2022
7087033	US	Method And Apparatus For Leak Detection In A Fluid Line	8/23/2022
7112273	US	Volumetric Fluid Balance Control For Extracorporeal Blood Treatment	10/2/2024
7147613	US	Measurement Of Fluid Pressure In A Blood Treatment Device	8/29/2020
7166084	US	Blood Set Priming Method And Apparatus	7/22/2017
7214312	US	Fluid Circuits, Systems, And Processes For Extracorporeal Blood Processing	7/8/2022

Patent No.	Regime	Title	Expiration Date
7226538	US	Fluid Processing Apparatus	1/21/2022
7267658	US	Renal Replacement Therapy Device For Controlling Fluid Balance Of Treated Patient	3/6/2021
7300413	US	Blood Processing Machine And System Using Fluid Circuit Cartridge	5/4/2021
7337674	US	Pressure Detector For Fluid Circuits	12/13/2025
7338460	US	Blood Processing Machine Fluid Circuit Cartridge	6/19/2021
7347849	US	Modular Medical Treatment Replaceable Component	10/7/2022
7419597	US	Fluid, Circuits, Systems, And Processes For Extracorporeal Blood Processing	7/12/2021
7470265	US	Dual Access Spike For Infusate Bags	1/11/2024
7473238	US	Hemofiltration Systems And Methods That Maintain Sterile Extracorporeal Processing Conditions	8/11/2020
7544300	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	1/7/2024
7569047	US	Medical Device With Elastomeric Penetrable Wall	11/11/2024
7588684	US	Systems And Methods For Handling Air And/or Flushing Fluids In A Fluid Circuit	7/13/2021
7591804	US	Short-Winged Needle And Guard	12/20/2026
7686778	US	Waste Balancing For Extracorporeal Blood Treatment Systems	7/7/2026
7749393	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	1/7/2024
7758082	US	Fluid Line Connector Safety Device	5/5/2028
7771379	US	Functional Isolation Of Upgradeable Components To Reduce Risk In Medical Treatment Devices	7/16/2025
7776001	US	Registration Of Fluid Circuit Components In A Blood Treatment Device	10/28/2023
7776219	US	Methods, Devices, And Systems For Hemodilution	8/11/2021
7780619	US	Blood Treatment Apparatus	11/29/2019
7790043	US	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	7/13/2021
7892208	US	Medical Tubing Set Sheath	6/12/2028
7901579	US	Blood Treatment Dialyzer/Filter For Permitting Gas Removal	3/1/2026
7976711	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	1/7/2024
8002727	US	Methods And Apparatus For Leak Detection In Blood Processing Systems	9/24/2026
8042838	US	Fluid Line Connector Safety Device	12/5/2027
8092414	US	Diaphragm Pressure Pod For Medical Fluids	12/12/2029
8190651	US	System And Method For Identifying And Pairing Devices	12/4/2029
8192387	US	Last-Chance Quality Check And/Or Air/Pathogen Filter For Infusion Systems	10/29/2024
8202420	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	1/7/2024
8210049	US	Pressure Measurement Device	5/4/2031
8235931	US	Waste Balancing For Extracorporeal Blood Treatment Systems	2/10/2025
8251973	US	Medical Devices And Methods For Assisting In Sub-Scab Access	2/20/2029
8377039	US	Injection Site For Male Luer Or Other Tubular Connector	9/9/2028
8460228	US	Methods, Devices, And Systems For Parallel Control Of Infusion Device	1/9/2031
8460558	US	Batch Filtration System For Preparation Of Sterile Fluid For Renal Replacement Therapy	1/7/2024
8469331	US	Filtration System For Preparation Of Fluids For Medical Applications	5/21/2030

Patent No.	Regime	Title	Expiration Date
8480608	US	Methods And Apparatus For Leak Detection In Blood Processing Systems	1/16/2025
8491518	US	Diaphragm Pressure Pod For Medical Fluids	1/9/2026
8496625	US	Safe Needle Methods, Apparatus, And Systems	10/20/2031
8506536	US	Medical Devices And Methods For Assisting In Sub-Scab Access	12/12/2030
8545428	US	Filtration System For Preparation Of Fluids For Medical Applications	1/7/2024
8585096	US	Fluid Line Safety Device	10/26/2030
8608658	US	Method And Apparatus For Machine Error Detection By Combining Multiple Sensor Inputs	1/4/2022
8641615	US	Method And Apparatus For Machine Error Detection By Combining Multiple Sensor Inputs	1/4/2022
8647312	US	Injection Site For Male Luer Or Other Tubular Connector	10/4/2022
8641684	US	Closure For Tubular Access Port	5/15/2029
8679348	US	Filtration System For Preparation Of Fluids For Medical Applications	11/28/2024
8876777	US	Safe Needle Methods, Apparatus, And Systems	5/26/2031
8909613	US	System And Method For Identifying And Pairing Devices	3/10/2031
3809563	JP	Easy Use Needle Protector Sheath	12/20/2016
4118233	JP	Method And Apparatus For Leak Detection In A Fluid Line	7/8/2022
3843414	JP	Needle Protector Sheath	4/12/2025
4416368	JP	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	11/29/2020
4117505	JP	Flow-Through Treatment Device	1/16/2016
4387631	JP	Layered Fluid Circuit Assemblies And Methods For Making Them	11/29/2020
4416797	JP	Improved Methods And Apparatus For Leak Detection In Blood Processing Systems	11/5/2024
4734343	JP	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
4739019	JP	Injection Site For Male Luer Or Other Tubular Connector	10/2/2023
5378203	JP	Filtration System For Preparation Of Fluids For Medical Applications	4/9/2027
1425063	IT	Method And Apparatus For Leak Detection In A Fluid Line	7/8/2022
1691882	IT	Apparatus For Leak Detection In Blood Processing System	11/5/2024
1838356	IT	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
2012906	IT	Tubing Clamp For Medical Applications	4/9/2027
1235614	GB	Interactive Systems And Methods For Supporting Hemofiltration Therapies	1/19/2015
1414543	GB	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	7/8/2022
1425063	GB	Method And Apparatus For Leak Detection In A Fluid Line	7/8/2022
1531894	GB	Blood Treatment Machine Comprising An Air/Pyrogen Filter	6/5/2023
1592494	GB	Preparing Replacement Fluid	1/7/2024
1691882	GB	Apparatus For Leak Detection In Blood Processing System	11/5/2024
1838356	GB	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
2012906	GB	Tubing Clamp For Medical Applications	4/9/2027
2505363	GB	Fluid Heating Apparatuses, Systems, And Methods	5/14/2032
1235614	FR	Interactive Systems And Methods For Supporting Hemofiltration Therapies	11/29/2020
1425063	FR	Method And Apparatus For Leak Detection In A Fluid Line	7/8/2022
1691882	FR	Apparatus For Leak Detection In Blood Processing System	11/5/2024
1838356	FR	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
2012906	FR	Tubing Clamp For Medical Applications	4/9/2027

Patent No.	Regime	Title	Expiration Date
60045621.8	DE	Fluid Processing Systems And Methods Using Extracorporeal Fluid Flow Panels Oriented Within A Cartridge	11/29/2020
60047429.1	DE	Interactive Systems And Methods For Supporting Hemofiltration Therapies	11/29/2020
602004021672.0	DE	Preparing Replacement Fluid	1/7/2024
60245474.3	DE	Systems And Methods For Handling Air And/Or Flushing Fluids In A Fluid Circuit	7/8/2022
60341758.2	DE	Blood Treatment Machine Comprising An Air/Pyrogen Filter	6/5/2023
602004029077.7	DE	Apparatus For Leak Detection In Blood Processing System	11/5/2024
602006017654.6	DE	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
60043710.8-08	DE	Synchronized Volumetric Fluid Balancing Systems And Methods	11/29/2020
602007008395.8	DE	Tubing Clamp For Medical Applications	4/9/2027
60237621.1	DE	Methods And Apparatus For Leak Detection In A Fluid Line	7/8/2022
2153091	CA	Needle Protector Sheath	6/30/2015
2530440	CA	Medical Device With Elastomeric Penetrable Wall And Inner Seal	6/28/2024
2593580	CA	Filtration System For Preparation Of Fluids For Medical Applications	1/9/2026
000023148-0001	EU	Blood Treatment Machine And Parts Thereof	4/1/2028
1235614	EP	Interactive Systems And Methods For Supporting Hemofiltration Therapies	11/29/2020
1425063	EP	System For Leak Detection In A Fluid Line	7/8/2022
1531894	EP	Blood Treatment Machine Comprising An Air/Pyrogen Filter	6/5/2023

In addition to the issued patents and pending patent applications owned by us, in the U.S. and select non-U.S. markets, we possess trade secrets and proprietary know-how relating to our products. Any of our trade secrets, know-how or other technology not protected by a patent could be misappropriated, or independently developed by, a competitor and could, under some circumstances, be used to prevent us from further use of such information, know-how or technology.

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

We depend upon a number of single-source suppliers for certain of our raw materials, components and finished goods, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags, as well as sterilization services. Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Where obtaining a second source is more difficult, we have tried to establish supply agreements that better protect our continuity of supply, although we do not have supply agreements with all of our single-source suppliers. Where we have no agreements in place, we work, to the extent economically feasible, to maintain enough inventory of the single-sourced component to allow us to, if needed, satisfy our requirements for the component while we secure an alternative source of supply. Some of our most critical single-source supply relationships are with Membrana and Laboratorios PiSA S.A. de C.V.

Membrana is our only supplier of the fiber used in our filters for System One products under an agreement that expires in December 2023, and contractually we cannot obtain an alternative source of fiber for our System One products. While our relationship with Asahi could afford us back-up supply in the event of supply disruptions at Membrana, we do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the U.S. and the performance of Asahi fiber in our System One has not yet been validated.

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

Food and Drug Administration

In the U.S., our products are subject to regulation by the FDA, which regulates our products as medical devices. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things:

•	fines;

•	injunctions;

•	civil penalties;

•	recall or seizure of products;

•	total or partial suspension of production;

•	failure of the government to grant pre-market clearance or pre-market approval for devices;

•	withdrawal of marketing clearances or approvals; and

•	criminal prosecution.

Unless an exemption applies, all medical devices must receive either 510(k) clearance or pre-market approval (PMA) from the FDA before they may be commercially distributed in the U.S.

The FDA classifies medical devices into one of three classes:

•

Class I devices, which are subject to only general controls (e.g., labeling, medical device reporting, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) pre-market clearance requirements;

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

FDA Regulatory Clearance Status

We currently have all of the regulatory clearances required to market the System One in the U.S. in both the home and critical care markets. The FDA has cleared the System One for the treatment, under a physician’s prescription, of renal failure or fluid overload using hemofiltration, hemodialysis and/or ultrafiltration. The FDA has also specifically cleared the System One for both home hemodialysis and home nocturnal hemodialysis use under a physician’s prescription.

We received our first clearance from the FDA for a predecessor model to the System One in January 2001 for hemofiltration and ultrafiltration. In July 2003, we received expanded clearance from the FDA for the System One for hemodialysis, hemofiltration and ultrafiltration. In June 2005, we received FDA clearance specifically allowing us to promote home hemodialysis using the System One. In October 2010, we received FDA clearance for our therapeutic plasma exchange cartridge for use with the NxStage System One in a clinical environment. In February 2013, we received CE Mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the NxStage System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014. To date we have received 37 product clearances from the FDA since our inception in December 1998 for our System One and related products. We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance before market launch.

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

Foreign Regulation of Medical Devices

We are also subject to regulations in the foreign countries in which we market and sell our products. We currently have limited sales outside of the U.S. Foreign regulations, which may vary substantially from country to country, relate to, among other things, product standards, packaging, labeling and promotion requirements, import restrictions, tariff regulations, duties and tax requirements.

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

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing regulations, released in February 2013, require us to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals annually to the Centers for Medicare and Medicaid Services (CMS) for public reporting. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

Privacy and Security

In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies and related products to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients may also call our customer service representatives directly and, during the call, disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, as amended under the Health Information Technology for Economic and Clinical Health Act, or HIPAA. HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, state breach notification laws, and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business.

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

Reimbursement

Home and In-Center Markets

Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We sell or rent our System One and sell our needles and blood tubing sets to dialysis clinics. These clinics, in turn, are reimbursed by Medicare, Medicaid and private insurers. According to the 2014 USRDS Annual Data Report, Medicare or Medicaid is the primary payor for approximately 83% of prevalent dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 6% of patients are covered by commercial insurance with Medicare as the secondary payor, with the remaining 11% of patients classified by the USRDS as “other” or “unknown.” Certain centers have indicated that more frequent home hemodialysis therapy with the System One attracts a higher percentage of commercial insurance patients than other forms of dialysis.

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

For ESRD patients under age 65 who have any employer group health insurance coverage, regardless of the size of the employer or the individual’s employment status, Medicare coverage is generally secondary to the employer coverage during the 30-month period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During this period, the patient’s existing insurer is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider’s usual and customary rate. As the secondary payor during this period, Medicare will make payments up to the applicable Medicare payment rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

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

As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the new ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, iron and Vitamin D). The prospective payment system replaced the former system, which paid facilities a composite rate for a defined set of items and services, while paying separately for dugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fees for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Most patients using the System One in the home treat themselves, with the help of a care partner, up to six times per week. To the extent that Medicare contractors elect not to pay for additional treatments, adoption of the System One would likely be impaired and revenues from our Kidney Care dialysis centers likely would be reduced.

Medicare has been consolidating the Medicare contractors that process and pay Medicare claims. Accordingly, there have been and may continue to be changes in the contractors that determine medical justification for dialysis treatments. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, adoption of our System One in the home market may be impaired and revenues from our Kidney Care dialysis centers likely would be reduced.

Based on an analysis of historical Medicare payment files by the University of Michigan Kidney Epidemeology and cost Center, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare contractor policies, as well as from varying center billing practices. Currently, only three of the Medicare contractor jurisdictions have formal Local Coverage Determinations (LCDs); the majority have not issued a LCD and thus make coverage determinations on a case-

by-case basis. As there is no consistent national standard for obtaining medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.

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

Critical Care Market

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

Our Employees

As of December 31, 2014, we had approximately 3,400 employees, including full-time, part-time and temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations. Most of our employees are involved in the manufacture of our products and are employed outside of the U.S., with the significant majority employed in Mexico.

Executive Officers

Our executive officers as of February 26, 2015 were as follows:

Jeffrey H. Burbank, 52, is our Chief Executive Officer and a member of our Board of Directors and has served in these positions since he founded the company in December 1998. Mr. Burbank has over 25 years of in-depth management experience with companies developing, marketing and manufacturing products for ESRD patients. He has led NxStage since its inception, guiding it through all of its developmental phases to the successful initiation and rapid growth of commercial activities, its initial public offering, and the acquisition of Medisystems Corporation. Prior to founding NxStage, Mr. Burbank co-founded Vasca, Inc., a company providing innovative implantable access devices, where he was the President and Chief Executive Officer, as well as Chairman of the Board. He gained significant renal industry experience during his nine years in the Renal Division at Gambro, Inc., a medical technology company, with his last position as Director of Marketing and Advanced Technologies. During his career he has been an inventor on over 50 U.S. patents for medical devices. Mr. Burbank received his BS in Industrial Engineering from Lehigh University.

Robert S. Brown, 56, is the President of NxStage Kidney Care and has served in this position since June 2013. Before that, he served as our Senior Vice President, Chief Financial Officer and Treasurer since 2006. Mr. Brown has more than 20 years of financial experience. Prior to joining NxStage, Mr. Brown held several leadership positions in the financial group of Boston Scientific Corporation, a medical device company, including Vice President, Corporate Analysis & Control, where he and his team were responsible for the company’s financial, compliance, and operational audits and reported directly to the audit committee of the board of directors. Mr. Brown also served as Vice President, International at Boston Scientific where he was responsible for the financial functions of the company’s $2.5 billion international division in over 40 countries. Previous experience also includes financial reporting and special projects at United Technologies, a high technology manufacturer, and public accounting and consulting at Deloitte & Touche, an auditing firm. Mr. Brown received his BBA from The University of Toledo and his MBA from The University of Michigan. He is also a Certified Public Accountant.

Winifred L. Swan, 50, is our Senior Vice President and General Counsel and has served in these positions since January 2005. Before that, she served as our Vice President and General Counsel since November 2000. Ms. Swan has over 20 years of legal expertise in medical devices. Prior to joining NxStage, Ms. Swan was Senior Corporate Counsel at Boston Scientific Corporation, a medical device company, where she focused on mergers and acquisitions and business development transactions. Before that, she was an associate at Goodwin Procter LLP, a law firm, specializing in corporate and securities law. Prior to law school, Ms. Swan served as a financial analyst in the Capital Markets Group of Merrill Lynch, a financial management and advisory company. Ms. Swan received a BA in Economics and Public Policy from Duke University and her JD from the University of Pennsylvania.

Matthew W. Towse, 52, is our Senior Vice President, Chief Financial Officer and Treasurer and has served in these positions since July 2013. He has also served as our Chief Accounting Officer since January 2015. Mr. Towse has over 25 years of experience in global financial management with both public and private companies across multiple industries. Prior to joining NxStage, he served as Vice President and Chief Financial Officer of Vette Corp., a venture-capital backed global design, engineering and manufacturing technology company from 2006 until its acquisition by a strategic buyer in April 2012. From 2003 to 2005, he served as Senior Vice President and Chief Financial Officer of Fairchild Semiconductor International, Inc. Previously, Mr. Towse served as Fairchild’s Vice President and Corporate Treasurer from 1997 to 2003, and held various financial positions with National Semiconductor from 1991 to 1997 before becoming part of the team that spunoff Fairchild from National. Earlier in his career, Mr. Towse was an audit manager with Ernst & Young LLP, an auditing firm, and most recently, he served as an Interim Chief Financial Officer with Tatum, LLC, an executive services firm. Mr. Towse is a Certified Public Accountant and received his BBA from the University of Notre Dame.

Joseph E. Turk, Jr., 47, is our President and has served in this position since November 2013. Before that, Mr. Turk served as our President of North American Operations from December 2010 to November 2013, Senior Vice President, Commercial Operations from January 2005 to December 2010 and Vice President, Sales and Marketing from May 2000 to January 2005. Mr. Turk brings a strong strategy and market development background to NxStage. Prior to joining NxStage, he served as Director of New Business Development at Boston Scientific Corporation, a medical device company. Before that, he was one of the leaders of the Midwest Health

Care and Biotechnology Practice of McKinsey & Company, a management consulting firm, as a Senior Engagement Manager in the firm’s Chicago office. Mr. Turk received an AB in Economics from Wabash College and his MBA in Marketing and Finance from Northwestern University’s J.L. Kellogg School.

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

The home dialysis market may be smaller than we expect and may be slow to develop.

We believe our largest product market opportunity is the home dialysis market. However, this market is presently very small and adoption of home hemodialysis therapies has been limited. Only 11% of U.S. chronic dialysis patients receive dialysis treatment at home, with most of such patients receiving peritoneal dialysis rather than home hemodialysis. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population. Our growth depends on a significant shift in patients’ and the medical community’s understanding and view of home hemodialysis, and will require a substantial increase in the number of patients who adopt home hemodialysis, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis. We operate a small number of dialysis centers focused on supporting home therapy with NxStage technology as part of our market development activities to increase home therapy access. We will need to continue to devote significant resources to expanding the market for our products, but these efforts ultimately may not be successful.

Because nearly all of our home hemodialysis patients are also receiving dialysis more frequently than the traditional thrice weekly treatment, market adoption of the System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis centers obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week, which is discussed in the immediately following risk factor. New regulations particularly impacting home hemodialysis technologies may impede further market expansion of the System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services released new Conditions for Coverage that imposed water testing requirements on patients using our PureFlow SL product. These water testing requirements increased the burden of our therapy for patients and may have impaired market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced that are unique to the home environment, market adoption of the System One could be further impaired.

Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home hemodialysis products, and adverse changes to reimbursement would likely impede the adoption or continued sale of our home products.

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. The total number of paid treatments may vary due to differing policies of Medicare contractors, as well as from varying center billing practices. Currently, only three of the Medicare contractor jurisdictions have formal local coverage determinations; the majority have not issued a local coverage determination and thus make coverage determinations on a case by case basis. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, recently issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in the 2015 Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian on this question. It remains unclear how the article will be implemented. Some customers may not receive or pursue additional reimbursement in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of more frequent home hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize. Conversely, any reduction in reimbursement rates or adverse changes in the reimbursement criteria for home or more frequent hemodialysis could materially reduce our revenues, earnings and cash flows.

In 2011, the Centers for Medicare and Medicaid Services implemented a new prospective payment system for dialysis treatment. Under the new prospective payment system, the Centers for Medicare and Medicaid Services makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, inclusive of home dialysis and most drugs frequently administered to dialysis patients. This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the prices we may charge for our products. It is also an important factor in the revenues received by our Kidney Care dialysis centers. A stated goal of the new prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home or more frequent hemodialysis or the price of our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

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

We have a history of net losses and a significant accumulated deficit, and we may be unable to become profitable or to sustain any profitability.

Since inception, we have incurred negative operating margins and losses every quarter. At December 31, 2014, we had an accumulated deficit of approximately $387.5 million. We expect our operating expenses to continue to increase as we grow and expand our business. While we have achieved positive gross profit for our products since the fourth quarter of 2007, we cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve. Achieving gross profit improvements will depend upon our ability to introduce additional process improvements and product design changes, further rationalize our manufacturing operations and supply chain, realize additional economies of scale, and continue to improve product reliability. We may not be successful at these and other cost reduction initiatives, and cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability.

Our customers in the System One and In-Center segments are highly consolidated and have concentrated buying power.

DaVita and Fresenius own and operate the two largest chains of dialysis centers in the United States. Collectively, these entities provide treatment to over two-thirds of U.S. dialysis patients, and this percentage may continue to grow with further market consolidation. These large dialysis providers have significant purchasing power and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.

The partial or complete loss of sales to DaVita or Fresenius would materially impair our financial results.

DaVita and Fresenius are our two largest customers, with sales to them representing approximately half of our total revenues during 2014. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita or Fresenius will continue to grow. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the establishment of our NxStage Kidney Care dialysis centers, would have a significant adverse impact on our revenues.

We face additional risks from the acquisition or development of new lines of business, including in connection with establishing our NxStage Kidney Care dialysis centers.

In the course of evaluating growth opportunities, we may acquire or develop a new line of business or products. For example, we recently began establishing a small number of NxStage Kidney Care dialysis centers, which are dialysis centers focused on the provision of home therapy and flexible in-center options. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business and recruiting professionals, as well as business execution risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business.

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

•	difficulty in incorporating acquired technology and rights into our product and service offerings;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in managing geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	loss of key employees of the acquired company; and

•	inaccurate assumptions of the acquired company’s product or service quality.

Failure to manage the risks associated with the development and implementation of new businesses or strategies could materially and adversely affect our business, results of operations and financial condition.

Our NxStage Kidney Care dialysis centers introduce significant new risks to our business.

In addition to implicating some of the same business and regulatory risks as are applicable to our medical products business (including in particular risks related to reimbursement), establishing our NxStage Kidney Care dialysis centers requires that we comply with complex regulatory requirements applicable to this new business. As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers are subject to extensive government regulations, including:

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

Fresenius, our second largest customer, markets its own home hemodialysis system. Fresenius may at any time reduce its promotion of our dialysis products to its dialysis patients in favor of its own dialysis products.

Fresenius has also indicated that it is seeking clearance for its sorbent technology within the critical care setting, and has suggested that it would seek clearance for its Portable Artificial Kidney to market in the United States for in-center use. Baxter obtained CE marking for a new home hemodialysis system in the European Union in December 2013 and has discussed its plans for a near-term European launch. Baxter has also discussed plans to complete additional clinical studies and file for regulatory approval for a home nocturnal hemodialysis indication in the United States. Other small companies are also working to develop products for this market. We are unable to predict when, if ever, any of these products may attain regulatory clearance and appear in the market, or how successful they may be should they be introduced, but the introduction of additional viable products to the home market could adversely affect our sales and growth.

The System One in the critical care market competes against products from Gambro, a subsidiary of Baxter, Fresenius, B. Braun Medical, Inc. and others. Our product lines in the in-center market compete directly against products produced by Fresenius, Nipro Medical Corporation, B. Braun, Baxter together with its subsidiary Gambro, JMS Co. Ltd. and others. Our competitors in each of these markets sell one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for longer than the System One and are more widely recognized by physicians, patients and providers. These competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy, including Fresenius which owns and operates a chain of dialysis centers. The product lines of most of these companies are broader than ours, enabling them to offer a broader bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage. Further consolidation within the highly competitive dialysis industry, demonstrated most recently by Baxter’s acquisition of Gambro, may exacerbate these risks.

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

We may have difficulty gaining widespread or rapid acceptance of any of our products, including the System One, for a number of reasons including:

•	our failure to demonstrate that our products are equivalent or superior to existing therapy options;

•

competition from products sold by companies with longer operating histories and greater financial resources, more recognizable brand names and better established distribution networks and relationships with hospitals or dialysis centers;

•	our failure to continue to improve product reliability and the ease of use of our products;

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

Global macro-economic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by overall economic conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Hospitals or clinics may address budget constraints by reducing staff, resulting in fewer personnel available to train new patients for home hemodialysis. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which could negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders or reduce staff in response to economic pressures. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels, and in foreign countries, for comprehensive reforms affecting the availability of and reimbursement for healthcare services. These initiatives have ranged from fundamental changes to federal and state healthcare reimbursement programs, such as providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.

In 2010, comprehensive health care reform legislation was passed that, among other things, imposes a 2.3% excise tax on domestic sales of certain medical devices. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the United States since the beginning of 2013. Subsequent legislation required an adjustment to the Medicare payment rates starting in 2016. These changes could affect the adoption of home and more frequent hemodialysis in the future, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities. Additional healthcare reforms in the United States may have a material adverse effect on our financial condition and results of operations.

The governments of foreign countries are actively pursuing similar actions intended to reduce costs related to provision of healthcare. The results of these actions may also have a material adverse effect on our financial condition and results of operations.

As our business continues to grow, we may have difficulty managing our growth and expanding our operations successfully.

As our business continues to grow, we will need to expand our manufacturing, sales and marketing and on-going development capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, manufacturers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our information management and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Also, if demand for our products continues to grow we may not be able to increase our manufacturing capacity fast enough to meet customer demand.

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

We operate manufacturing facilities in Germany, Italy and Mexico. We also purchase components, products and supplies from foreign vendors. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the euro and peso. To mitigate our foreign currency exposure we engage in hedging transactions on peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increase compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. Risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

Our In-Center segment relies heavily upon third-party distributors.

Substantially all of our products for the in-center market are sold through distributors. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Distributors may sell products that compete with our products, and we may be unsuccessful in motivating our distributors to focus their efforts on selling our products. Any failure on the part of our distributors to comply with applicable laws in the sale and marketing of our products or to fulfill any responsibilities they may have to protect the intellectual property rights underlying our products could have an adverse effect on our revenues and involve us in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. In addition, Gambro (a subsidiary of Baxter) and Henry Schein are our most significant distributors for the in-center market, and the loss of Gambro or Henry Schein as our distributors for any reason could materially adversely affect our business, at least in the near term. Our distribution agreement with Henry Schein expires on April 25, 2015, and we are negotiating the terms of a new distribution agreement with Henry Schein. If we are unsuccessful in renewing our distribution relationship with Henry Schein on mutually agreeable terms, transitioning this business to another distributor would adversely affect our business, at least in the near-term.

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

Our products are also subject to extensive regulation in foreign markets in which we are currently present or which we may wish to enter. The regulatory approval process outside the United States exposes us to many of the same risks associated with obtaining FDA clearance. Accordingly, we may be unable to obtain foreign regulatory approvals on a timely basis, if at all, which would limit our market expansion goals, and any existing foreign regulatory approvals may be curtailed, suspended or withdrawn, which would adversely affect our business. In addition, the regulatory approval procedure in foreign markets varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA clearance process and are not superseded by obtaining clearance or approval from the FDA or another country’s regulatory authority. As these regulatory requirements become increasingly more stringent, it may become more difficult and costly for us to expand into new markets. In certain foreign markets, some of our products are classified as drugs rather than medical devices, which require us to demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay our entry into such markets.

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

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. In addition, under the federal Physician Payments Sunshine Act we must collect and report certain data on payments and other transfers of value to physicians and teaching hospitals, which became publicly available in 2014. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

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

Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We are making every effort, including adhering strictly to guidelines in any local coverage determinations issued by Medicare contractors with jurisdiction over claims from any of our NxStage Kidney Care dialysis centers, to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services fully document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial, and given the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

If we violate environmental and occupational safety laws regulating the use of hazardous materials and medical waste, we could be subject to significant fines, liabilities or other adverse consequences.

Our research and development programs as well as our manufacturing operations involve the controlled use of hazardous materials, and our NxStage Kidney Care dialysis centers produce medical waste in connection with providing dialysis services. Accordingly, we are subject to federal, state and local laws, as well as the laws of foreign countries, governing the use, handling and disposal of these materials. In the event of an accident or failure to comply with environmental or occupational safety laws, we could be held liable for resulting damages, and any such liability could exceed our insurance coverage.

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

Membrana is our only supplier of the fiber used in our filters for System One products under an agreement that expires in December 2023, and contractually we cannot obtain an alternative source of fiber for our System One products. While our relationship with Asahi could afford us back-up supply in the event of supply disruptions at Membrana, we do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge in the United States and the performance of Asahi fiber in our System One has not yet been validated.

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

Increases in the price for resin, a key material in the manufacture of our products, could impair our ability to achieve profitability.

Resin is a key material in the manufacture of our products, including the System One cartridge. We currently source resin from a small number of suppliers. Periods of rising prices for crude oil, natural gas and other petrochemical intermediates from which resin is produced have resulted in significant price increases for this material, and similar periods of rising resin prices may occur in the future. Our contracts with customers restrict our ability to immediately pass on these price increases, and future pricing to customers may be insufficient to accommodate increasing resin costs. In addition, our overall cost reduction plans may not sufficiently offset the impact of increased resin costs, which could result in declining margins and operating results.

Increasing fuel prices could impair our ability to achieve profitability.

We currently incur significant inbound and outbound distribution costs, which are dependent upon fuel prices. Increases in fuel prices could lead to increases in our distribution costs, which could impair our ability to achieve profitability.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. We are also in possession of confidential patient health information. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, we may be subject to material remediation expenses, reputational harm, and litigation, and our business and operating results may suffer significantly.

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

We have a 12,369 square foot manufacturing and research and development facility in Rosdorf, Germany under a lease that expires in December 2015 and is subject to annual renewals. This facility principally supports our System One segment.

We operate a 50,110 square foot manufacturing facility owned by Asahi in Goettingen, Germany where we manufacturer products for our System One segment and for sale to Asahi.

We lease clinical and office space for all of our NxStage Kidney Care dialysis centers under leases that expire from 2018 to 2022. Our centers range in size from approximately 4,200 to 8,000 square feet, with an average size of approximately 6,300 square feet.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms at such time as it becomes needed.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NXTM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	High	Low
2014
First Quarter	$15.00	$9.92
Second Quarter	$14.85	$10.69
Third Quarter	$15.65	$11.50
Fourth Quarter	$18.98	$12.71
2013
First Quarter	$12.32	$10.35
Second Quarter	$14.64	$10.61
Third Quarter	$14.51	$12.28
Fourth Quarter	$14.08	$8.77

Holders

As of February 17, 2015, there were approximately 53 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the foreseeable future. Our revolving line of credit with General Electric Capital Corporation and Silicon Valley Bank restricts our ability to pay cash dividends while borrowings are outstanding. For more information about this revolving line of credit, please see Note 8, Debt and Capital Lease Obligations to our consolidated financial statements included in this Annual Report.

Comparative Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index assuming the investment of $100.00 on December 31, 2009 with dividends being reinvested. Measurement points are the last trading days of each quarter during such five-year period.

Issuer Purchases of Equity Securities

During November 2014, we repurchased 98,398 shares of our common stock at a price of $17.61 per share that were delivered in payment for the exercise of employee stock options. See Note 14 to our consolidated financial statements included in this Annual Report.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2014, 2013 and 2012 and balance sheet data as of December 31, 2014 and 2013 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2011 and 2010 and balance sheet data as of December 31, 2012, 2011 and 2010 set forth below have been derived from the audited consolidated financial statements for such years included in prior Annual Reports on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Comprehensive Loss Data:
Revenues	$301,501	$263,429	$242,132	$217,256	$179,218
Cost of revenues	185,598	160,926	149,324	139,648	121,091

Gross profit	115,903	102,503	92,808	77,608	58,127

Operating expenses:
Selling and marketing	55,385	47,842	40,485	37,550	34,166
Research and development	22,635	18,887	17,111	14,437	12,900
Distribution	26,001	21,246	18,888	17,916	14,751
General and administrative	34,069	32,326	27,530	23,206	22,774

Total operating expenses	138,090	120,301	104,014	93,109	84,591

Loss from operations	(22,187)	(17,798)	(11,206)	(15,501)	(26,464)
Other expense, net	(873)	(1,008)	(2,914)	(5,002)	(4,480)

Net loss before income taxes	(23,060)	(18,806)	(14,120)	(20,503)	(30,944)
Provision for (benefit from) income taxes	1,253	(245)	1,033	899	768

Net loss	(24,313)	(18,561)	(15,153)	(21,402)	(31,712)

Less: Net loss attributable to noncontrolling interests	(367)	—	—	—	—

Net loss attributable to stockholders of NxStage Medical, Inc.	$(23,946)	(18,561)	$(15,153)	$(21,402)	$(31,712)

Net loss per share, basic and diluted	$(0.39)	$(0.31)	$(0.26)	$(0.39)	$(0.66)

Weighted-average shares outstanding, basic and diluted	61,700	60,261	57,890	54,217	48,188

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,884	$84,134	$106,439	$102,909	$104,339
Working capital	84,395	108,513	122,235	123,470	119,089
Total assets	309,726	306,962	311,949	291,708	286,094
Long-term liabilities(1)	73,415	74,594	75,126	109,723	97,574
Accumulated deficit	(387,488)	(363,542)	(344,981)	(329,828)	(308,426)
Total stockholders’ equity(1)(2)	$191,555	$194,761	$197,591	$151,186	$152,129

(1)	In May 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our term loan and security agreement with Asahi through the issuance of 2.5 million shares of our common stock.

(2)	In November 2010, we issued and sold 3.7 million shares of common stock pursuant to an underwriting agreement with Canaccord Genuity. Net proceeds from the sale were $73.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The results of our operations are included in three separately reportable business segments, System One, In-Center, and Services. Other business activities relate primarily to the manufacturing of dialyzers for sale to Asahi, and research and development and general and administrative expenses that are excluded from the segment operating performance measures. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers, and needles for apheresis. Our Services segment includes revenues from dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

Financial Performance

The following table summarizes our consolidated results (in thousands, except percentages).

	Twelve Months Ended December 31,
	2014	2013	2012
System One, In-Center and Other
Revenues	$300,598	$263,077	$242,132
Gross profit	$123,011	$103,295	$92,808
Gross margin percentage	41%	39%	38%
Loss from operations	$(7,261)	$(12,108)	$(9,988)
Services
Revenues	$1,749	$352	$—
Gross profit	$(7,108)	$(792)	$—
Gross margin percentage	n/a	n/a	n/a
Loss from operations	$(14,926)	$(5,690)	$(1,218)
Eliminations
Elimination of intersegment revenues	$(846)	$—	$—
Total Company
Revenues	$301,501	$263,429	$242,132
Gross profit	$115,903	$102,503	$92,808
Gross margin percentage	38%	39%	38%
Loss from operations	$(22,187)	$(17,798)	$(11,206)

For several years, we have focused on operating and financial improvements. These efforts resulted in annual revenue growth of 14% during 2014 and 9% during 2013, with our home and critical care markets each driving growth. While driving continued improvements will remain an area of focus in 2015 and beyond within our System One and In-Center segments, at the same time, we expect to make significant investments in our

Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our System One and In-Center segments.

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

In the home market, the majority of our revenue is derived from recurring sales of disposable products. For customers that purchase the System One, we recognize revenue from the equipment sale ratably over the expected service obligation period. For customers that rent the System One, we recognize revenue on a monthly basis. We recognize revenues related to the disposable products upon delivery. Over time, as more home patients are treated with the System One and more systems are placed in patient homes, we expect to derive a growing recurring revenue stream from the sale of related disposables.

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

In the critical care market we recognize revenues upon delivery in accordance with contract terms. Our contracts with hospitals generally include terms providing for the sale of our System One equipment and disposables, although we also provide an equipment rental option. These contracts typically have a term of one year. We derive a small amount of revenues from the sale of one- and two-year service contracts following the expiration of our standard one-year warranty period for System One equipment. To further support service in the critical care market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One equipment. As more System One equipment is placed within hospitals, we expect to continue to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from service and bio-medical training contracts.

In the In-Center segment nearly all sales to end users are structured through supply and distribution contracts with several significant distributors; however, in many instances we have direct contractual relationships with our end user customers. These contracts typically contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Revenue is recognized upon delivery in accordance with contract terms.

The majority of our revenues have been generated from sales to customers in the U.S. We sell our System One and certain of our other products internationally through direct sales in the UK and Canada and through distributors in other countries. We recognize revenues from equipment sales to our international distributors at the time of shipment or, if applicable, delivery in accordance with contract terms. Disposable product revenues are recognized upon delivery. We also manufacture and sell dialyzers to Asahi and recognize revenues at the time of shipment in accordance with contract terms.

Revenues in our Services segment are derived from dialysis care services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. For our System One segment, as of December 31, 2014, we had $2.0 million reserved against trade accounts receivable for future rebates and discounts and recorded $9.1 million, $6.8 million and $5.5 million during 2014, 2013 and 2012, respectively, as a reduction of revenues in connection with rebates and discounts. For our In-Center segment, as of December 31, 2014, we had $4.4 million reserved against trade accounts receivable for future rebates and discounts and recorded $8.7 million, $6.9 million, and $6.4 million during 2014, 2013 and 2012, respectively, as a reduction of revenues in connection with rebates and discounts.

Cost of Revenues

Cost of revenues consists primarily of direct product costs, material and labor required to manufacture our products, service of System One equipment that we sell or rent to customers and manufacturing overhead. It also includes the cost of servicing, repairing, and inspecting System One equipment prior to sale or during the warranty period, patient care costs at our NxStage Kidney Care dialysis centers and stock-based compensation for certain personnel. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third-party suppliers, product reliability and related servicing costs and the design of our products.

Operating Expenses

Selling and Marketing.    Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales, marketing, and business development personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients and their partners in the operation of our products, customer service and technical support personnel. Also included in this category are the personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

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

General and Administrative.    General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services, and general expenses to operate the business, including insurance and other corporate-related expenses. Also included in general and administrative expenses, beginning in 2013, are tax expenses incurred related to the medical device excise tax.

Comparison of Years Ended December 31, 2014 and 2013

Revenues

Our revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
System One segment
Home	$157,822	52%	$132,944	50%
Critical Care	55,609	19%	43,812	17%

Total System One segment	213,431	71%	176,756	67%
In-Center segment	78,885	26%	81,852	31%
Other	8,282	3%	4,469	2%

Products subtotal	300,598	100%	263,077	100%
Services segment	1,749	—%	352	—%
Elimination of intersegment revenues	(846)	—%	—	—%

Total	$301,501	100%	$263,429	100%

In the home market, revenues increased $24.9 million, or 19%, during 2014 compared to 2013. This increase was driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One revenue will be susceptible to fluctuations in equipment sales and changes in inventory levels at our international distributors.

Critical care market revenues increased $11.8 million, or 27%, during 2014 compared to 2013, driven by higher sales of disposables from our growing base of System One equipment placed with our customers coupled with increased sales of System One equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.

In-Center segment revenues decreased $3.0 million, or 4%, during 2014 compared to 2013, driven by lower needle sales consistent with the wind down of the DaVita needle purchase agreement, contractual pricing and changes in inventory levels at our distributors. In-Center segment revenues are expected to decrease at least in the near term as a result of the expiration of DaVita’s needle purchase agreement in December 2014. Additionally, future revenues will fluctuate as a result of increased competition and variations in inventory management policies with both our distributors and end users.

Other revenues for 2014 and 2013 relate primarily to dialyzers sold to Asahi which have increased as we continue to ramp-up production capacity at the new manufacturing plant in Germany which commenced operations in late 2012. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.

Service segment revenues for 2014 and 2013 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we work towards attracting additional patients to our centers.

Gross Profit (Loss)

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
System One segment	$102,420	48%	$80,585	46%
In-Center segment	20,765	26%	24,088	29%

Subtotal	123,185	42%	104,673	40%
Other	(174)	n/a	(1,378)	n/a

Products subtotal	123,011	41%	103,295	39%
Services segment	(7,108)	n/a	(792)	n/a

Gross profit	$115,903	38%	$102,503	39%

Gross profit as a percentage of revenues for the System One segment increased versus 2013 driven by favorable product mix, contractual price improvements, and manufacturing efficiencies, partially offset by higher product and service costs and unfavorable currency exchange rate changes versus the U.S. Dollar. We expect to continue to see improvements in gross profit as a percentage of revenue in our System One segment as we lower costs through process improvements and product design changes, increase volume, and rationalize our manufacturing operations.

Gross profit as a percentage of revenues for the In-Center segment decreased versus 2013 driven primarily by contractual pricing and lower volumes. We expect gross profit as a percentage of revenues to decline, at least in the near term, as a result of changes in product mix.

The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes. These cost efficiencies may be offset in the short-term as we incur additional costs to expand capacity in this facility.

The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with starting up our NxStage Kidney Care dialysis centers. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development of our NxStage Kidney Care dialysis centers.

In aggregate, total company gross profit as a percentage of revenues will be negatively impacted, at least in the near-term, by costs associated with our continued investment in our Services segment and may be offset by other factors including increased freight costs and services costs and unfavorable product mix.

Selling and Marketing

Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
System One segment	$41,763	20%	$37,691	21%
In-Center segment	5,804	7%	5,253	6%

Products subtotal	47,567	16%	42,944	16%
Services segment	7,818	n/a	4,898	n/a

Total Selling and marketing	$55,385	18%	$47,842	18%

Selling and marketing expenses increased $7.5 million, or 16%, during 2014 compared to 2013 but remained consistent as a percentage of revenues.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs and increased spending due to expanded marketing programs but remained consistent in total as a percentage of revenues during 2014 compared to 2013.

Selling and marketing expenses for our Services segment increased due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues as we broaden our marketing and market development initiatives, including with respect to NxStage Kidney Care, increase public awareness of the System One in the home market and support growth in international markets.

Research and Development

Our research and development expenses and research and development expenses as a percentage of revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
Research and development	$22,635	8%	$18,887	7%

Research and development expenses increased $3.7 million, or 20%, during 2014 compared to 2013. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. Further, research and development costs for 2013 included a incremental benefit of $0.4 million related to the recognition of a tax incentive received from the Massachusetts Life Sciences Center.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One, invest in our next generation hemodialysis system, invest in our peritoneal dialysis product development program and expand our product portfolio but will remain consistent as a percentage of revenues.

Distribution

Our distribution expenses and distribution expenses as a percentage of revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
System One segment	$23,855	11%	$18,858	11%
In-Center segment	2,146	3%	2,388	3%

Total Distribution	$26,001	9%	$21,246	8%

Distribution expenses increased $4.8 million, or 22%, during 2014 compared to 2013 driven mainly by increased shipment volumes; however, it has remained relatively consistent as a percentage of revenues during 2014 compared to 2013 in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.

General and Administrative

Our general and administrative expenses and general and administrative expenses as a percentage of revenues for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
General and administrative	$34,069	11%	$32,326	12%

General and administrative expenses increased $1.7 million, or 5%, during 2014 compared to 2013. The increase in general and administrative expenses was due to increased personnel and personnel-related costs and other related infrastructure costs and higher medical device excise tax expense driven by an increase in the amount of our products sold on which the tax is assessed, partially offset by lower professional service fees.

Other Expense

Interest expense increased $0.3 million during 2014 compared to 2013. Interest expense includes interest costs and other fees related to our debt obligations, including our capital lease obligations.

The change in other expense, net is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

We recognized a provision for income taxes during 2014 and 2013 related to the profitable operations of certain foreign subsidiaries. However, the 2013 provision was offset by the recognition of a $1.2 million gain resulting from the favorable conclusion of a foreign income tax audit and a gain related to a foreign legislative change. Refer to Note 11, Income Taxes, to our consolidated financial statements included in this Annual Report for further discussion of our tax positions.

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Our revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment
Home	$132,944	50%	$123,589	51%
Critical Care	43,812	17%	39,540	16%

Total System One segment	176,756	67%	163,129	67%
In-Center segment	81,852	31%	76,927	32%
Other	4,469	2%	2,076	1%

Products subtotal	263,077	100%	242,132	100%
Services segment	352	—%	—	—%
Elimination of intersegment revenues	—	—%	—	—%

Total	$263,429	100%	$242,132	100%

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

Service segment revenues relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.

Gross Profit

Our gross profit (loss) and gross profit (loss) as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment	$80,585	46%	$74,402	46%
In-Center segment	24,088	29%	19,153	25%

Subtotal	104,673	40%	93,555	39%
Other	(1,378)	n/a	(747)	n/a

Products subtotal	103,295	39%	92,808	38%
Services segment	(792)	n/a	—	n/a

Gross profit	$102,503	39%	$92,808	38%

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

The Other category relates to the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes.

The Services segment includes the costs associated with establishing and operating our NxStage Kidney Care dialysis centers.

Selling and Marketing

Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012
System One segment	$37,691	21%	$33,728	21%
In-Center segment	5,253	6%	5,539	7%

Products subtotal	42,944	16%	39,267	16%
Services segment	4,898	n/a	1,218	n/a

Total Selling and marketing	$47,842	18%	$40,485	17%

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

Selling and marketing expenses for our Services segment relates personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

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

Other Income and Expense

Interest expense decreased $2.2 million during 2013 compared to 2012. In May 2012, we repaid our term loan with Asahi through the issuance of shares of our common stock.

The change in other expense, net is derived primarily by foreign currency gains and losses.

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

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. As of December 31, 2014, our accumulated deficit was $387.5 million and we had cash and cash equivalents of $52.9 million, with nearly all of that cash located in the U.S., and working capital of $84.4 million.

We expect to make continued improvements in cash flows driven by the improved combined performance of our System One and In-Center segments, as a result of revenue growth, operating leverage and improving profitability. Over the long term we expect to generate positive cash flow from the combined performance of these segments. We have made a significant investment of cash in our Services segment to open 11 NxStage Kidney Care dialysis centers in 2014. We currently do not expect any significant additional capital expenditures for our Services segment in 2015 beyond what is required to reach our target of 15 open centers. In the near term, these investments will offset the improvements we expect to achieve in our System One and In-Center segments. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we determine that additional investment in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity. However, we can provide no guarantees that we would be successful in securing such additional financing.

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

We have a revolving credit facility with General Electric Capital Corporation, or GECC, and SVB that allows for borrowing up to $35 million that expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires us to comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of December 31, 2014, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $28 million of credit commitment available for borrowing.

We have two mortgages collateralized by a manufacturing facility in Italy that we acquired in May 2013 with interest rates of 6.0% and 2.0% payable over a 10-year period.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million and $1.8 million at December 31, 2014 and 2013, respectively, for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2014, 2013 or 2012.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(20,273)	$(10,141)
Net cash used in investing activities	(20,097)	(18,480)
Net cash provided by financing activities	9,461	5,755
Foreign exchange effect on cash and cash equivalents	(341)	561

Net cash flow	$(31,250)	$(22,305)

Net cash used in operating activities.    Net cash used in operating activities increased by $10.1 million during 2014, versus 2013 driven by higher net loss and higher working capital requirements including increased inventory requirements to support our growth and new product offerings and higher outstanding accounts receivable from customers. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flow from deferred revenues improved by $3.9 million during 2014 as compared to 2013 as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $18.1 million during 2014 and $18.2 million during 2013.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $11.5 million during 2014 compared to 2013. Non-cash transfers from field equipment to deferred costs of revenues increased $2.9 million during 2014 compared to 2013. The increase in field equipment was driven by an expansion of our service pool which we expect to normalize in the near term, increased rental activity, including that associated with our NxStage Kidney Care dialysis centers, and new product introductions.

Net cash used in investing activities.    For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for the build-out of NxStage Kidney Care dialysis centers coupled with expenditures for our manufacturing facilities as a result of our efforts to rationalize and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. The increase of $3.9 million in purchases of property and equipment was driven by spending related to the build-out of our NxStage Kidney Care dialysis centers. Capital expenditures for our Kidney Care centers were $13.5 million and $3.9 million during 2014 and 2013, respectively. Net cash used in investing activities during 2013 also includes $2.2 million of cash paid to Kimal in connection with our acquisition of substantially all of the System One assets of Kimal on April 2, 2013.

Net cash provided by financing activities.    During 2014 and 2013 we received $11.1 million and $5.5 million, respectively, of proceeds from stock option and stock purchase plans. Proceeds from stock option and purchase plans are subject to fluctuation based on the number of option exercised and, to a lesser extent, the weighted-average exercise price. We also received $0.9 million during 2014 and $0.5 million during 2013 of contributions from noncontrolling interest in connection with NxStage Kidney Care joint ventures. Cash provided by financing activity during 2013 included $1.1 million of proceeds from the issuance of debt in connection with financing the acquisition of a manufacturing facility in Italy. Cash provided by financing activities during both 2014 and 2013 was reduced by cash used to pay our capital lease obligations. Further, our cash provided by financing activities during 2014 was reduced by $1.1 million due to costs associated with obtaining our new revolving credit facility.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual commitments as of December 31, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$17,985	$2,326	$4,237	$2,357	$9,065
Operating leases	29,473	4,412	8,634	7,904	8,523
Debt	1,099	129	259	259	452
Purchase obligations	87,684	42,482	27,263	17,939	—

Total	$136,241	$49,349	$40,393	$28,459	$18,040

Our capital lease obligations include our capital lease obligation due to Asahi related to a manufacturing facility in Germany along with $6.6 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term which only becomes due and payable at Asahi’s option if we terminate our agreement with Asahi.

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

Inventory Valuation

Inventories are valued at the lower of cost or estimated market value. We regularly review our inventory quantities on hand and related cost and record a provision for excess or obsolete inventory primarily based on remaining shelf-life and estimated forecast of product demand. We also review our inventory value to determine if it reflects lower of cost or market, with market determined based on net realizable value. Appropriate consideration is given to inventory items sold at negative gross margins, purchase commitments and other factors in evaluating net realizable value. The medical device industry is characterized by rapid development and technological advances as well as regulatory and quality manufacturing guidelines that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate.

Field Equipment

Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” cyclers. Service pool cyclers are cyclers owned and maintained by us that are swapped for cyclers that need repairs or maintenance by us while being rented or owned by a patient. We continually monitor the number of cyclers in the service pool, as well as cyclers that are in-transit or otherwise not being used by a patient, and assess whether there are any indicators of impairment for such equipment. We also review field equipment carrying value for reasonableness. We consider factors such as actual equipment disposals and our ability to verify the equipment’s existence in the field to identify lost equipment. Charges for lost equipment are included in distribution expenses. Repairs and maintenance expenses are recorded in cost of revenues and expensed as incurred.

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

Goodwill

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment, the reporting unit’s fair value is estimated using a discounted cash flow approach. Our reporting units that contain goodwill are our System One and In-Center operating segments. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of the net assets of our reporting units based on estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, our annual impairment testing indicated no impairment based upon various factors including reporting unit valuations prepared using discounted cash flows, the positive performance of our reporting units, and positive industry and economic trends.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements in this Annual Report.

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

Foreign Currency Exchange Risk

Our functional currency is the U.S. dollar and a majority of our revenues and expenses are denominated in U.S. dollars. However, we have manufacturing, service and distribution operations in foreign locations, namely Mexico, Germany, Italy and the United Kingdom. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the euro. Furthermore, certain revenues are denominated in other currencies, primarily the euro. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For example, a hypothetical 10% adverse change in exchange rates could have the net effect of reducing our operating profit by approximately $4.2 million.

We utilize natural hedges to minimize our transaction exposures. Also, certain of our long-term supply agreements include foreign exchange risk sharing at different exchange rate levels limiting our exposure to fluctuations in foreign exchange rates for our purchase commitment exposures. Finally, we enter into foreign exchange forward contracts on peso denominated expenses to further reduce our exposure to foreign currency exchange rate fluctuations from our foreign operations located in Mexico.

Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of December 31, 2014, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $12.5 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $1.3 million.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2015

NXSTAGE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,884	$84,134
Accounts receivable, net	24,099	20,158
Inventory	45,401	37,801
Prepaid expenses and other current assets	6,767	4,027

Total current assets	129,151	146,120
Property and equipment, net	66,574	52,478
Field equipment, net	21,118	13,041
Deferred cost of revenues	34,039	34,730
Intangible assets, net	14,370	17,194
Goodwill	41,817	41,817
Other assets	2,657	1,582

Total assets	$309,726	$306,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,845	$14,610
Accrued expenses	24,653	21,025
Current portion of long-term debt	93	102
Other current liabilities	6,165	1,870

Total current liabilities	44,756	37,607
Deferred revenues	52,943	53,277
Long-term debt	848	1,044
Other long-term liabilities	19,624	20,273

Total liabilities	118,171	112,201
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 63,429,005 and 61,666,048 shares issued as of December 31, 2014 and 2013, respectively	63	61
Additional paid-in capital	593,073	567,468
Accumulated deficit	(387,488)	(363,542)
Accumulated other comprehensive (loss) income	(2,192)	212
Treasury stock, at cost: 772,273 and 575,895 shares as of December 31, 2014 and 2013, respectively	(12,989)	(9,963)

Total NxStage Medical, Inc. stockholders’ equity	190,467	194,236
Noncontrolling interest	1,088	525

Total stockholders’ equity	191,555	194,761

Total liabilities and stockholders’ equity	$309,726	$306,962

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues	$301,501	$263,429	$242,132
Cost of revenues	185,598	160,926	149,324

Gross profit	115,903	102,503	92,808

Operating expenses:
Selling and marketing	55,385	47,842	40,485
Research and development	22,635	18,887	17,111
Distribution	26,001	21,246	18,888
General and administrative	34,069	32,326	27,530

Total operating expenses	138,090	120,301	104,014

Loss from operations	(22,187)	(17,798)	(11,206)

Other expense:
Interest expense	(863)	(611)	(2,766)
Other expense, net	(10)	(397)	(148)

	(873)	(1,008)	(2,914)

Net loss before income taxes	(23,060)	(18,806)	(14,120)
Provision for (benefit from) income taxes	1,253	(245)	1,033

Net loss	(24,313)	(18,561)	(15,153)

Less: Net loss attributable to noncontrolling interests	(367)	—	—

Net loss attributable to stockholders of NxStage Medical, Inc.	$(23,946)	$(18,561)	$(15,153)

Net loss per share, basic and diluted	$(0.39)	$(0.31)	$(0.26)

Weighted-average shares outstanding, basic and diluted	61,700	60,261	57,890
Other comprehensive (loss) income, net of tax	(2,404)	(258)	538

Total comprehensive loss	(26,717)	(18,819)	$(14,615)

Less: Comprehensive loss attributable to noncontrolling interests	(367)	—	—

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(26,350)	$(18,819)	$(14,615)

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NxStage Medical, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2011	56,167,090	$56	$489,542	$(329,828)	$(68)	$(8,516)	$151,186	$—	$151,186
Net loss	—	—	—	(15,153)	—	—	(15,153)	—	(15,153)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	538	—	538	—	538
Issuance of common stock, net of issuance costs	2,456,246	2	45,074	—	—	(522)	44,554	—	44,554
Exercise of stock options	913,066	1	6,344	—	—	(513)	5,832	—	5,832
Shares issued under employee restricted stock plans	200,587	—	(1,173)	—	—	—	(1,173)	—	(1,173)
Shares issued under employee bonus plans	47,533	—	878	—	—	—	878	—	878
Shares issued under employee stock purchase plan	56,691	—	731	—	—	—	731	—	731
Shares issued to Directors in lieu of cash	8,904	—	138	—	—	—	138	—	138
Stock-based compensation expense	—	—	10,060	—	—	—	10,060	—	10,060

Balance at December 31, 2012	59,850,117	59	551,594	(344,981)	470	(9,551)	197,591	—	197,591

Net loss	—	—	—	(18,561)	—	—	(18,561)	—	(18,561)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(258)	—	(258)	—	(258)
Exercise of stock options	662,767	1	4,666	—	—	(412)	4,255	—	4,255
Exercise of warrants	874,921	1	892	—	—	—	893	—	893
Shares issued under employee restricted stock plans	105,573	—	(424)	—	—	—	(424)	—	(424)
Shares issued under employee bonus plans	93,778	—	1,034	—	—	—	1,034	—	1,034
Shares issued under employee stock purchase plan	75,301	—	759	—	—	—	759	—	759
Shares issued to Directors in lieu of cash	3,591	—	42	—	—	—	42	—	42
Stock-based compensation expense	—	—	8,905	—	—	—	8,905	—	8,905
Contributions from noncontrolling interest	—	—	—	—	—	—	—	525	525

Balance at December 31, 2013	61,666,048	$61	$567,468	$(363,542)	$212	$(9,963)	$194,236	$525	$194,761

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NxStage Medical, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2013	61,666,048	$61	$567,468	$(363,542)	$212	$(9,963)	$194,236	$525	$194,761
Net loss	—	—	—	(23,946)	—	—	(23,946)	(367)	(24,313)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(2,404)	—	(2,404)	—	(2,404)
Exercise of stock options	1,524,601	2	13,775	—	—	(3,026)	10,751	—	10,751
Shares issued under employee restricted stock plans	166,127	—	(422)	—	—	—	(422)	—	(422)
Shares issued under employee stock purchase plan	70,899	—	804	—	—	—	804	—	804
Shares issued to Directors in lieu of cash	1,330	—	18	—	—	—	18	—	18
Stock-based compensation expense	—	—	11,430	—	—	—	11,430	—	11,430
Contributions from noncontrolling interest	—	—	—	—	—	—	—	930	930

Balance at December 31, 2014	63,429,005	$63	$593,073	$(387,488)	$(2,192)	$(12,989)	$190,467	$1,088	$191,555

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,313)	$(18,561)	$(15,153)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,697	24,848	23,673
Stock-based compensation	12,881	8,638	11,403
Other	1,877	2,628	3,517
Changes in operating assets and liabilities:
Accounts receivable	(4,188)	(1,095)	(3,141)
Inventory	(35,063)	(20,076)	(14,545)
Prepaid expenses and other assets	(2,214)	(484)	(1,623)
Accounts payable	(212)	(2,233)	839
Accrued expenses and other liabilities	4,235	1,081	5,263
Deferred revenues	(973)	(4,887)	(3,992)

Net cash (used in) provided by operating activities	(20,273)	(10,141)	6,241

Cash flows from investing activities:
Cash paid for acquisition	—	(2,234)	—
Purchases of property and equipment	(20,097)	(16,246)	(7,694)

Net cash used in investing activities	(20,097)	(18,480)	(7,694)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plans	11,133	5,484	5,248
Investment by noncontrolling interest holder	930	525	—
Purchase of treasury stock	—	—	(522)
Proceeds from loans and lines of credit	—	1,136	—
Repayments on loans and lines of credit	(98)	(38)	—
Payments on capital leases	(1,448)	(1,352)	—
Debt issuance costs	(1,056)	—	—

Net cash provided by financing activities	9,461	5,755	4,726

Foreign exchange effect on cash and cash equivalents	(341)	561	257

(Decrease) increase in cash and cash equivalents	(31,250)	(22,305)	3,530
Cash and cash equivalents, beginning of year	84,134	106,439	102,909

Cash and cash equivalents, end of year	$52,884	$84,134	$106,439

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis and nocturnal dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis and home nocturnal hemodialysis, as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for home nocturnal hemodialysis. In February 2013, we received CE Mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the NxStage System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014. We also sell, through our Medisystems subsidiary, blood tubing sets and needles primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

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

Foreign Currency Translation and Transactions

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Foreign exchange gains and (losses) on intercompany loans considered permanent investments are recorded in other comprehensive loss. Gains and (losses) realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of comprehensive loss within other (expense) income, net.

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

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. Two customers represented 18% and 16% of accounts receivable at December 31, 2014 and one customer represented 19% of accounts receivable at December 31, 2013. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due and, as a result of our assessment, believe that our accounts receivable credit risk exposure is limited. Historically, we have not experienced any significant credit losses related to an individual customer or group of customers in any particular market or geographic area. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts, aging of unpaid accounts receivable balances and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Provision (Recoveries)	Write-offs	Balance at End of Year
December 31, 2014	$321	$219	$(115)	$425
December 31, 2013	$424	$47	$(150)	$321
December 31, 2012	$510	$—	$(86)	$424

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

Inventory

Inventory is stated at the lower of cost, determined using the first-in first-out method (FIFO), or market (net realizable value). We record a provision for any excess or obsolete inventory when warranted based on remaining shelf-life and estimated future demand. We also review our inventory value to determine if it reflects the lower of cost or market based on factors such as inventory items sold at negative gross margins and purchase commitments.

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

Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction-in-process until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2014 and 2013 primarily represents the costs of building, machinery, equipment under installation and software and computer costs.

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

Intangibles and Other Long-Lived Assets

Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using estimated discounted cash flows to be generated from such assets or group of assets. During 2014, 2013 and 2012, no such impairment was recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the related net assets at the date of acquisition. We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This impairment test is performed annually during the fourth quarter. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit’s fair value is estimated using a discounted cash flow or other fair value measurement. Our reporting units with goodwill are our System One and In-center operating segments. During both 2014 and 2012, we utilized the qualitative assessment and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value. During 2013, we utilized the quantitative assessment and concluded the fair value of the reporting units exceeds their carrying value, indicating that goodwill was not impaired. We estimated the fair value of our reporting units using a discounted cash flow approach which involves significant judgment with respect to future revenue growth, operating income, capital expenditures, changes in working capital use and the selection of a discount rate.

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

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Usage	Balance at End of Year
December 31, 2014	$297	$441	$(451)	$287
December 31, 2013	$324	$412	$(439)	$297
December 31, 2012	$380	$540	$(596)	$324

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

Subsequent Events

Events occurring subsequent to December 31, 2014 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

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

3.	Inventory

Inventory includes material, labor and overhead. The components of inventory are as follows (in thousands):

	December 31,
	2014	2013
Purchased components	$19,238	$15,946
Work in process	9,981	10,762
Finished goods	16,182	11,093

	$45,401	$37,801

4.	Property and Equipment, Field Equipment and Deferred Cost of Revenues

Property and Equipment, net

The components of property and equipment, net are as follows (in thousands):

	December 31,
	2014	2013
Manufacturing equipment and tooling	$34,621	$24,963
Leasehold improvements	18,485	11,883
Computer and office equipment	8,935	4,132
Molds	5,377	3,817
Furniture	2,410	1,712
Buildings	8,907	10,005
Land	1,110	1,258
Construction-in-process	14,609	16,500

	94,454	74,270
Less accumulated depreciation	(27,880)	(21,792)

Property and equipment, net	$66,574	$52,478

Depreciation expense, including amortization of capital leases, for property and equipment was $7.1 million, $4.7 million and $3.7 million during 2014, 2013 and 2012, respectively.

Included in construction-in-process as of December 31, 2013 was $4.5 million of capitalized computer development costs. There were no such costs included in construction-in-process at December 31, 2014. Capitalized computer development costs, net was $3.6 million at December 31, 2014 and we recognized amortization expense of $0.9 million during 2014.

Our property and equipment includes the following amounts for assets subject to capital leases (amounts in thousands):

December 31, 2014
Manufacturing facility in Germany	$22,750
Other assets subject to capital leases	2,438
Less accumulated depreciation	(2,905)

Assets subject to capital leases, net	$22,283

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

In December 2012 construction of the facility was completed, at which time the asset was placed in service. Given our continued involvement in the facility, we were precluded from derecognizing the cost of the facility or the corresponding liability. Therefore, the facility asset, including building and equipment, continued to be recorded within property and equipment, net, on our consolidated balance sheet and depreciated on a straight-line basis over its estimated useful life. The corresponding liability has been divided into two separate components, including a capital lease obligation and deferred revenue, based on their relative fair values at December 2012.

In December 2014, construction of an additional production line within the facility was completed, at which time additional assets were placed into service at a total cost of $6.4 million. Consistent with the facility completed in December 2012, we were precluded from derecognizing the cost of the additional production line or the corresponding liability. Therefore, the asset is being recorded within property and equipment, net, on our consolidated balance sheet and depreciated on a straight-line basis over its estimated useful life. The corresponding liability has been divided into two separate components, including a capital lease obligation and deferred revenue, based on their relative fair values at December 2014 of $3.5 million and $2.9 million, respectively.

The fair value of the capital lease obligation was determined based on the present value of the financing payments due plus the residual value guarantee. The key assumptions used to determine the fair value of this liability included our incremental borrowing rate, the fixed amount per dialyzer payment due to Asahi totaling fifty percent of the cost of the asset paid by Asahi, and the estimated residual value of the assets at the end of the estimated lease term all of which we determined to be Level 3 inputs within the fair value hierarchy. The capital lease obligation has been classified within other long-term liabilities within our consolidated balances sheet with the amount expected to be paid within one year classified within other current liabilities. The capital lease obligation is decreased by payments made to Asahi for dialyzers manufactured for our own use and increased by interest expense.

The fair value of the deferred revenue was determined using cost plus a reasonable margin for contract manufacturing in Germany, Level 3 inputs within the fair value hierarchy. The deferred revenue is recognized in revenues on a straight-line basis over the expected term of the Dialyzer Production Agreement.

The capital lease obligation and deferred revenue balances are $12.7 million and $8.2 million, respectively, at December 31, 2014.

Field Equipment, net

The components of field equipment, net are as follows (in thousands):

	December 31,
	2014	2013
Field equipment	$61,132	$49,695
Less accumulated depreciation	(40,014)	(36,654)

Field equipment, net	$21,118	$13,041

Depreciation expense for field equipment, which is recorded in costs of revenues in the consolidated statements of comprehensive loss, was $4.2 million, $4.0 million and $3.7 million during 2014, 2013 and 2012, respectively.

Deferred Costs of Revenues

Amortization expense of direct costs relating to deferred equipment revenues was $13.5 million, $13.3 million and $13.5 million during 2014, 2013 and 2012, respectively.

5.	Intangible Assets

The components of intangible assets, net are as follows (in thousands):

	December 31, 2014		December 31, 2013		Estimated Useful Life
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Bloodline, needle and other patented and unpatented technology	$6,200	$(5,619)	$6,200	$(4,844)	8 years
Trade names	2,300	(1,191)	2,300	(1,026)	14 years
Customer relationships	26,175	(13,495)	26,185	(11,621)	10/14 years

Intangible assets, net	$34,675	$(20,305)	$34,685	$(17,491)

We recognized amortization expense of $2.8 million during each of 2014, 2013 and 2012.

The estimated future aggregated amortization expense for intangible assets as of December 31, 2014 is as follows (in thousands):

2015	$2,621
2016	2,040
2017	2,040
2018	2,040
2019	2,040
Thereafter	3,589

$14,370

6.	Net Loss per Share

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Years Ended December 31,
	2014	2013	2012
Options to purchase common stock	876	1,013	1,602
Unvested restricted stock	236	152	196
Warrants to purchase common stock	—	—	921

Total	1,112	1,165	2,719

7.	Accrued Expenses, Other Current Liabilities, and Other Long Term Liabilities

The components of accrued expenses are as follows (in thousands):

	December 31,
	2014	2013
Payroll, compensation and related benefits	$12,346	$9,041
Distribution expenses	3,069	2,762
General and administrative expenses	3,075	2,207
Audit, legal, and consulting fees	1,394	2,725
Other	4,769	4,290

Total	$24,653	$21,025

The components of other current liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred revenue, current portion	$2,195	$—
Capital lease obligations	2,246	1,471
Other	1,724	399

Total	$6,165	$1,870

The components of other long term liabilities are as follows (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$11,876	$14,133
Lease incentive obligations	4,569	3,589
Benefit plan obligations	1,745	1,770
Other	1,434	781

Total	$19,624	$20,273

8.	Debt and Capital Lease Obligations

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

Loan and Security Agreements

We had a loan and security agreement with Silicon Valley Bank, or SVB, that provided for a $15.0 million revolving line of credit. This agreement matured as of March 31, 2014.

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

As of December 31, 2014, there were no outstanding borrowings under the $35 million revolving line of credit, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $28 million of credit commitment available for borrowing.

Capital Lease Obligations

Our capital lease obligations consist of certain property and equipment financed through capital leases and our capital lease obligation due to Asahi related to the manufacturing facility in Germany. Approximate future minimum payments under our capital leases as of December 31, 2014 are as follows (in thousands):

2015	$2,326
2016	2,312
2017	1,925
2018	1,506
2019	851
Thereafter (1)	9,065

Total minimum lease payments	17,985
Less amount representing interest	(3,863)

Present value of future minimum lease payments	$14,122

(1)	Amount includes $6.6 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term, which only becomes due and payable at Asahi’s option if we terminate our agreement with Asahi.

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

Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload.

Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors. The results of our international business are included in the System One segment.

Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers and needles for apheresis. Nearly all In-Center products are sold through national distributors.

Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers.

The remainder of our operations and financial information, included within the Other category, relates primarily to the manufacturing of dialyzers for sale to Asahi and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

The accounting policies of our reportable segments are the same as those described in Note 2. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Year Ended December 31, 2014
Revenues from external customers	$212,585	$78,885	$8,282	$1,749	$—	$301,501
Intersegment Revenues	846	—	—	—	(846)	—

Revenues	213,431	78,885	8,282	1,749	(846)	301,501
Segment profit (loss)	36,802	12,815	(56,878)	(14,926)	—	(22,187)
Depreciation and amortization	20,205	1,608	4,829	1,055	—	27,697
Segment assets	127,212	29,613	136,041	16,860	—	309,726
Year Ended December 31, 2013
Revenues from external customers	$176,756	$81,852	$4,469	$352	$—	$263,429
Intersegment Revenues	—	—	—	—	—	—

Revenues	176,756	81,852	4,469	352	—	263,429
Segment profit (loss)	24,036	16,447	(52,591)	(5,690)	—	(17,798)
Depreciation and amortization	18,041	1,389	5,283	135	—	24,848
Segment assets	110,124	26,414	166,151	4,273	—	306,962
Year Ended December 31, 2012
Revenues from external customers	$163,129	$76,927	$2,076	$—	$—	$242,132
Intersegment Revenues	—	—	—	—	—	—

Revenues	163,129	76,927	2,076	—	—	242,132
Segment profit (loss)	24,349	11,051	(45,388)	(1,218)	—	(11,206)
Depreciation and amortization	18,245	1,461	3,967	—	—	23,673
Segment assets	80,041	20,582	211,326	—	—	311,949

The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,
	2014	2013
Total segment assets	$173,685	$140,811
Corporate assets:
Cash and cash equivalents	52,884	84,134
Accounts Receivable, net	277	397
Property and equipment, net	17,269	17,000
Intangible assets, net	14,370	17,194
Goodwill	41,817	41,817
Prepaid and other assets	9,424	5,609

Total assets	$309,726	$306,962

Long-lived tangible assets consist of property and equipment, net and field equipment, net. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,
	2014	2013	2012
United States	$45,501	$26,082	$20,967
Mexico	12,689	10,578	3,949
Other Americas	482	94	—

Total Americas	58,672	36,754	24,916
Germany	21,246	20,235	17,058
Other Europe	7,774	8,530	4,447

Total Europe	29,020	28,765	21,505

Total	$87,692	$65,519	$46,421

Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets to customers located in the U.S.

The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Years Ended December 31,
	2014	2013	2012
DaVita	21%	21%	21%
Fresenius	16%	14%	11%
Gambro	9%	12%	12%
Schein	8%	10%	11%

Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment. Sales to Gambro AB and Henry Schein, Inc. (Schein) are in the In-Center segment. All of Gambro’s sales of our products are to DaVita. A portion of Schein’s sales of our products are to DaVita.

10.	Commitments and Contingencies

Purchase Commitments

We have agreements with certain of our suppliers, primarily for the purchase of certain System One components and fluids along with needles for our In-Center segment that include minimum purchase commitments. As of December 31, 2014, we had a total of $62.3 million in minimum purchase commitments under these agreements over the next one to five years.

Operating Leases

Our operating leases relate to our corporate headquarters and NxStage Kidney Care facilities, as well as our foreign leased manufacturing facilities in Mexico, Germany and Italy.

Our corporate headquarters lease has an initial term of eleven years through mid-2023 with an early termination provision after seven years, subject to certain terms and conditions, with two 5-year options to extend beyond the initial term on substantially the same terms and at rent equal to ninety-five percent of the then fair market value. The lease included a tenant improvement allowance of $4.3 million.

Our NxStage Kidney Care facility lease agreements have initial lease terms through 2018 to 2022, contain renewal options ranging from five to ten years at the fair rental value at the time of renewal. The leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses and include tenant improvement allowances ranging from $0.1million to $0.3 million per facility.

Our foreign leased manufacturing facilities are subject to lease agreements with termination dates through December 2015 to 2018 and contain renewal options at the fair rental value at the time of renewal.

Our lease agreements contain certain provisions that require us to pay executory costs such as real estate taxes, operating expenses and common utilities. Rent expense is recorded on a straight-line basis over the lease term. Tenant improvement allowances are recorded as a deferred rent obligation and amortized to rent expense over the term of the lease.

Rent expense under our operating leases was $3.8 million during 2014, $2.2 million during 2013 and $2.2 million during 2012.

The future minimum rental payments as of December 31, 2014 under our operating leases are as follows (in thousands):

2015	$4,412
2016	4,390
2017	4,244
2018	4,369
2019	3,535
Thereafter	8,523

$29,473

Contingencies

A civil complaint was filed against us on February 28, 2012 by Gambro Renal Products, Inc., or Gambro. The complaint alleged that we made false and misleading statements about our and Gambro’s allegedly competing products in the critical care market in commercial and promotional activities. The complaint also alleged that we wrongfully interfered with contractual and advantageous relationships of Gambro in its critical care business.

Effective January 2, 2014, we and Gambro agreed to a settlement of this litigation without any admission of wrongdoing or liability. The settlement required us to pay a one-time cash payment to Gambro which was primarily offset by reimbursement from our insurance company. At the same time, we entered into a patent cross-license agreement and a distribution agreement amendment that amended the length and other terms of the agreement between us and Gambro. We recorded the settlement, reimbursement and consideration within general and administrative expense on the consolidated statements of comprehensive loss.

11.	Income Taxes

The following is a summary of income (loss) before income taxes by geography (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S.	$(24,315)	$(20,613)	$(16,026)
Foreign	1,255	1,807	1,906

Total	$(23,060)	$(18,806)	$(14,120)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
U.S. - State	$57	$47	$52
Foreign	1,278	(76)	1,357

Total Current	1,335	(29)	1,409

Deferred:
Foreign	(82)	(216)	(376)

Total Deferred	(82)	(216)	(376)

Total Provision (Benefit)	$1,253	$(245)	$1,033

We recognized a provision for income taxes of $1.3 million during 2014, a benefit from income taxes of $0.2 million during 2013 and a provision for income taxes of $1.0 million during 2012. We recorded income tax expense during 2014, 2013 and 2012 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit which resulted in the recognition of a $1.2 million income tax benefit and a gain related to a foreign legislative change.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Stock compensation	2.0%	(2.5)%	(5.6)%
State income tax, net of federal tax benefit	1.9%	3.2%	2.0%
U.S. research credits	4.1%	11.7%	3.3%
Foreign income inclusion in the U.S.	(2.8)%	(6.7)%	(3.1)%
Valuation allowance	(39.7)%	(40.2)%	(31.4)%
Change in tax reserves	—%	4.0%	(5.6)%
Other, net	(4.9)%	(2.2)%	(0.9)%

Effective tax rate	(5.4)%	1.3%	(7.3)%

The 2013 effective tax rate included a $1.2 million income tax benefit from the favorable conclusion of a foreign income tax audit.

Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes. Deferred tax assets (liabilities), the majority of which are non-current, are made up of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$114,131	$108,772
Tax credits	10,078	9,464
Stock-based compensation	6,259	5,713
Capitalized research and development	3,120	3,677
Financing liabilities	6,281	5,007
Other	6,092	2,199

Total deferred tax assets	145,961	134,832

Deferred tax liabilities:
Fixed assets	(7,719)	(5,079)
Intangible assets	(5,326)	(6,509)
Other	(608)	—

Total deferred tax liabilities	(13,653)	(11,588)

Net deferred tax assets before valuation allowance	132,308	123,244
Less valuation allowance	(131,453)	(122,353)

Net deferred tax assets	$855	$891

As of December 31, 2014, we had U.S. federal and state net operating loss carryforwards of approximately $366 million and $187 million, respectively, available to offset future taxable income. A portion of the federal net operating loss, $54.2 million, and state net operating loss, $27.7 million, is attributable to excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases in shareholder’s equity in future periods when and if the losses are utilized to reduce future tax payments. The federal and state net operating loss carryforwards will expire between 2015 and 2034 if not utilized. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. To date, we have not completed an analysis in accordance with §382. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. We also had federal and state research and development credit carryforwards of $7.0 million and $1.9 million, respectively, which begin to expire in 2020 if not utilized. We also had foreign tax credits of approximately $1.0 million that will expire between 2018 and 2021 if not utilized. As of December 31, 2014, we have not been subject to a federal income tax audit in the U.S.

During 2014, the deferred tax valuation allowance increased by approximately $9.1 million, primarily as the result of increases to federal, state, and foreign net operating losses. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset our U.S. and specific foreign deferred tax assets because the future realizability of such assets is uncertain. We believe that the future realization of these assets is not more likely than not given the expected future tax losses in these jurisdictions.

The below table details the changes in unrecognized tax benefits, which if recognized would favorably impact our effective tax rate (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of the year	$411	$1,067	$678
Increase in unrecognized tax benefits current year	88	411	389
Decrease in unrecognized tax benefits prior years	(110)	—	—
Reductions due to audit settlement	(42)	(1,067)	—

Balance at end of year	$347	$411	$1,067

As of December 31, 2014 we had gross unrecognized tax benefits of $0.4 million that, if recognized, would result in a reduction of our effective tax rate. As of December 31, 2013 and 2012 we had gross unrecognized tax benefits of $0.5 million and $1.5 million, respectively, including interest and penalties of $0.1 million and $0.4 million.

We monitor the undistributed earnings of foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2014, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested.

12.	Stock Plans and Stock-Based Compensation

Stock Incentive Plans

We maintain the 2014 Omnibus Incentive Plan (2014 Plan) that governs awards to both employees and non-employees. The 2014 Plan replaced and superseded our 2005 Stock Incentive Plan (2005 Plan) except that awards granted under the 2005 Plan remain in effect pursuant to their original terms. While the 2014 Plan authorizes a variety of equity-based and cash awards, we generally offer equity incentives under the 2014 Plan in the form of restricted stock units, stock options and performance shares. Restricted stock units customarily vest over a period of three or four years. Stock options expire ten years from the date of grant and customarily vest over a period of four years for employees and are fully vested for directors. Performance shares are issued to certain employees and executive officers and entitle recipients to earn restricted stock units based on the achievement of annual corporate financial performance metrics; any earned restricted stock units customarily vest over a period of three years. We settle stock option exercises and the vesting of restricted stock units with newly issued common shares. Pursuant to the 2014 Plan, each share award other than options or stock appreciation rights will reduce the number of total shares available for grant by 1.62 shares. A total of 5.6 million shares, together with any unissued shares that may carry over from the 2005 Plan, have been authorized for grant under the 2014 Plan and at December 31, 2014, 5.3 million shares remained available for future grant.

We offer a corporate bonus plan for the benefit of our employees. Payout under the bonus plan is based on individual performance and the achievement of certain annual corporate financial performance metrics. Bonus awards are paid in cash or, at the discretion of the Compensation Committee of the Board, in shares of our common stock. The estimated payout under our bonus plan is recognized as compensation expense during the performance year and is classified as a liability, until settlement, on our consolidated balance sheet. The compensation expense associated with our bonus plan for the 2014, 2013 and 2012 performance years that has been or is expected to be paid in shares of our common stock has been classified as stock-based compensation expense.

We also maintain the 2005 Employee Stock Purchase Plan (2005 Purchase Plan), which authorizes the issuance of up to 0.7 million shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of our common stock on the NASDAQ Global Select Market on the lower of the first or last day of the offering period, unless otherwise determined by the Board of Directors or Compensation Committee of the Board. As of December 31, 2014, 0.1 million shares were available for future issuance under the 2005 Purchase Plan.

Stock Options

A summary of the status of stock options granted under all of our plans at December 31, 2014, and changes during the year then ended, is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
			(In thousands)	(In years)
Outstanding at beginning of year	4,825,880	$10.73
Granted	997,459	$14.35
Exercised	(1,524,601)	$9.04
Forfeited or expired	(196,313)	$15.17

Outstanding at end of year	4,102,425	$12.02	$24,832	5.18

Fully vested and exercisable	2,822,955	$11.30	$19,264	3.73

Fully vested, exercisable and expected to vest	3,956,565	$11.96	$24,197	5.06

The aggregate intrinsic value for stock options is calculated based on the market price of our common stock as of December 31, 2014, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during 2014, 2013 and 2012 was $4.9 million, $5.1 million and $5.1 million, respectively. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $9.2 million, $3.5 million and $8.8 million, respectively. The aggregate intrinsic value of options exercised is calculated based on the market price of our common stock on the exercise date, less the exercise price of underlying award.

The weighted-average fair value of options granted during 2014, 2013 and 2012 was $5.80, $6.29 and $9.23 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (in years)	4.40 to 5.00	4.50 to 4.70	4.50
Risk-free interest rate	1.56% to 1.69%	0.75% to 1.04%	0.67% to 0.90%
Expected stock price volatility	43% to 45%	62%	70%
Expected dividend yield	—	—	—

Restricted Stock

The total fair value of restricted stock that vested was $3.2 million, $2.8 million and $3.7 million during 2014, 2013 and 2012, respectively. The weighted-average fair value of restricted stock granted during 2014, 2013 and 2012 was $14.35, $11.97 and $16.89 per unit, respectively. The following table summarizes the status of the unvested restricted stock:

	Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Unvested at December 31, 2013	734,221	$14.72
Granted	699,913	$14.35
Vested	(192,741)	$16.64
Forfeited	(51,548)	$13.94

Unvested at December 31, 2014	1,189,845	$14.23	$21,334	1.89

The aggregate intrinsic value for restricted stock is calculated based on the market price of our common stock as of December 31, 2014.

Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during 2014, 2013 and 2012 was $1.46, $3.10 and $4.57 per share, respectively. The fair value of the employees’ stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (in months)	6	6	6
Risk-free interest rate	0.07% to 0.10%	0.09% to 0.12%	0.06% to 0.15%
Expected stock price volatility	26.3% to 27.4%	20.1% to 33.6%	23.3% to 36.0%
Expected dividend yield	—	—	—

There were 70,899, 75,301 and 56,691 shares issued under the 2005 Purchase Plan during 2014, 2013 and 2012, respectively, which resulted in share-based compensation expense of $0.1 million, $0.1 million, and $0.2 million in 2014, 2013 and 2012, respectively.

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in the consolidated statements of comprehensive loss (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$1,212	$918	$1,168
Selling and marketing	4,442	3,171	4,186
Research and development	1,726	1,331	1,372
General and administrative	5,501	3,218	4,677

Total stock-based compensation expense	$12,881	$8,638	$11,403

As of December 31, 2014, approximately $19 million of unrecognized stock compensation cost related to nonvested stock options and restricted stock (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.6 years.

Other Compensation Plans

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. These unfunded plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. We have recorded a liability of $1.7 million and $1.8 million at December 31, 2014 and 2013, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2014, 2013 and 2012.

13.	Employee Benefit Plan

We have a 401(k) retirement plan (401(k) Plan) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 75% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. We contribute 100% of the first 3% of the employee’s contribution and 50% of the next 2% of the employee’s contribution. We contributed $1.7 million, $1.5 million and $1.3 million to the 401(k) Plan during 2014, 2013 and 2012, respectively.

14.	Stockholders’ Equity

We received 196,378, 34,311 and 32,310 shares of common stock that were surrendered in payment for the exercise of stock options during 2014, 2013 and 2012, respectively.

During 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our term loan and security agreement with Asahi through the issuance of 2,456,246 shares of our common stock, which, after the retention by us of 28,351 shares for the payment of certain minimum withholding taxes, resulted in a net issuance to Asahi of 2,427,895 shares.

In connection with the sale of our common stock in a private placement during 2008 we issued warrants to purchase 1,900,000 shares of our common stock. These warrants had an exercise price of $5.50 per share and contained a net share settlement feature. As of December 31, 2013, all warrants had been exercised or had expired.

15.	Business Combination

During 2013, we acquired substantially all of the System One assets of Kimal PLC, or Kimal, a distributor of our products in the United Kingdom. The acquisition was consistent with our move to a direct sales model in the United Kingdom. The aggregate purchase price of $4.0 million include cash payments of $0.1 million and $2.2 million paid in 2014 and 2013, respectively, the forgiveness of a capital lease liability due from Kimal of $1.5 million, contingent consideration of $0.5 million paid in 2014 and offset by the reclassification of deferred revenues of $0.3 million, net of related deferred cost of revenues, associated with sales of equipment to Kimal prior to January 1, 2011.

The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired (in thousands):

Assets purchased:
Inventory	$523
Field Equipment	3,298
Customer relationships	170

Assets acquired	$3,991

The fair values of inventory and field equipment noted above approximated their net book value at the time of acquisition. The customer relationships were valued using the multi-period excess-earnings method, a form of the income approach, using certain significant unobservable inputs (classified as level 3 in the fair value hierarchy), namely, a discount rate of 11.5%, projected future cash flows, and patient growth rates.

16.	Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. The notional amount of our outstanding contracts that are designated as cash flow hedges was $12.5 million and $10.4 million at December 31, 2014 and December 31, 2013, respectively. The fair value of these contracts was recorded on the balance sheet within prepaid expenses and other current assets or other current liabilities depending on the gain (loss) position. The fair value of these contracts was a liability of $1.3 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively.

Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2014 or 2013. Given the short-term nature of our contracts any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Year Ended December 31, 2014	$(1,223)	$(258)	Cost of revenues
Year Ended December 31, 2013	$144	$656	Cost of revenues
Year Ended December 31, 2012	$498	$109	Cost of revenues

17.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2011	$—	$(68)	$(68)
Other comprehensive income before reclassifications	498	149	647
Gain reclassified to earnings (1)	(109)	—	(109)

Total other comprehensive income	389	149	538

Balance, net of tax, as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	144	254	398
Gain reclassified to earnings (1)	(656)	—	(656)

Total other comprehensive income (loss)	(512)	254	(258)

Balance, net of tax, as of December 31, 2013	$(123)	$335	$212
Other comprehensive loss before reclassifications	(1,223)	(1,439)	(2,662)
Loss reclassified to earnings (1)	258	—	258

Total other comprehensive loss	(965)	(1,439)	(2,404)

Balance, net of tax, as of December 31, 2014	$(1,088)	$(1,104)	$(2,192)

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the consolidated statement of comprehensive loss. See Note 16 for further information.
(2)	Other includes cumulative translation adjustments and, to a lesser extent, pension benefits.

18.	Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds(1)	$39,779	$—	$—	$39,779
Liabilities
Foreign exchange forward contracts(2)	$—	$1,265	$—	$1,265

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds(1)	$69,779	$—	$—	$69,779
Foreign exchange forward contracts(2)	—	34	—	34
Liabilities
Foreign exchange forward contracts(2)	$—	$192	$—	$192
Contingent consideration liability(3)	—	—	540	540

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or other current liabilities depending on the gain (loss) position.
(3)	Net present value of expected payments under contingent consideration liability are reported in accrued expenses.

We did not have any transfers between Level 1 and Level 2 during the twelve months ended December 31, 2014 or 2013.

The following table presents the rollforward of the contingent consideration liability classified as Level 3 within the value hierarchy (in thousands):

Balance at December 31, 2013	$540
Less Payments made	(540)

Balance at December 31, 2014	$—

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

The carrying amount of our long-term debt approximates fair value at December 31, 2014. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

19.	Supplemental Cash Flow Information

The following additional information is provided with respect to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosures:
Cash paid for interest	$671	$549	$1,457
Cash paid for taxes	903	1,181	586
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$25,370	$13,827	$12,172
Transfers from field equipment to deferred cost of revenues	13,110	10,260	10,360
Payment of Corporate Bonus Plan in common stock	—	1,034	878
Market value of shares received in payment for exercise of stock options	3,026	412	513
Construction-in-process financed by construction liability	4,898	3,568	8,343
Settlement of debt through the issuance of common stock	—	—	45,219
Leasehold improvements paid by the landlord	—	—	4,300
Property and equipment acquired under capital lease	76	745	1,615
Acquisition of business	—	1,757	—
Increase in deferred revenues related to the new manufacturing facility in Germany	3,608	—	6,124
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	—	335	—

20.	Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly information (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$72,221	$74,083	$75,286	$79,911
Gross profit	28,934	27,530	28,587	30,852
Loss from operations	(4,789)	(6,651)	(6,274)	(4,473)
Net loss attributable to stockholders of NxStage Medical, Inc.	(5,275)	(7,113)	(6,706)	(4,852)
Net loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.11)	$(0.08)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$61,644	$65,462	$66,873	$69,450
Gross profit	24,000	25,087	25,528	27,888
Loss from operations	(4,536)	(4,271)	(4,413)	(4,578)
Net loss attributable to stockholders of NxStage Medical, Inc.	(4,994)	(3,405)	(4,986)	(5,176)
Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.08)	$(0.08)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on such evaluation, we have concluded that NxStage’s internal control over financial reporting is effective as of December 31, 2014.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage’s consolidated financial statements, has issued an attestation report on its assessment of NxStage’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.

We have audited NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). NxStage Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

February 26, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have included information about our executive officers in Part I of this Annual Report under the caption “Executive Officers”. Certain documents relating to our corporate governance, including our Code of Business Conduct and Ethics, which is applicable to our directors, officers and employees, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors, are available on our website at www.nxstage.com. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics on our website. We include our website address in this Annual Report only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Election of Directors,” “Corporate Governance,” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Information About Executive and Director Compensation” and “Corporate Governance” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive and Director Compensation” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the proxy statement for our 2015 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Corporate Governance” contained in the proxy statement for our 2015 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following consolidated financial statements are filed as part of this Annual Report under “Item 8 — Financial Statements and Supplementary Data”:

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are incorporated herein by reference and are filed as part of this Annual Report.

(c)	Financial Statement Schedules

None.    No financial statement schedules have been filed as part of this Annual Report because they are either not applicable or the required information has been included in the accompanying notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Jeffrey H. Burbank
Jeffrey H. Burbank
Chief Executive Officer
February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank Jeffrey H. Burbank	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ Matthew W. Towse Matthew W. Towse	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Robert G. Funari Robert G. Funari	Chairman of the Board of Directors	February 26, 2015

/s/ Daniel A. Giannini Daniel A. Giannini	Director	February 26, 2015

/s/ Earl R. Lewis Earl R. Lewis	Director	February 26, 2015

/s/ Jean K. Mixer Jean K. Mixer	Director	February 26, 2015

/s/ Craig W. Moore Craig W. Moore	Director	February 26, 2015

/s/ Reid S. Perper Reid S. Perper	Director	February 26, 2015

/s/ Barry M. Straube Barry M. Straube, M.D.	Director	February 26, 2015

EXHIBIT INDEX

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

3.1	Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005

3.2	Amended and Restated By-Laws	S-1/A	3.5	10/7/2005

4.1	Specimen certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005

10.1#	1999 Stock Option and Grant Plan, as amended by Amendments Nos. 1-3	S-1/A	10.1	10/7/2005

10.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.2	10/7/2005

10.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.3	10/7/2005

10.4#	2005 Stock Incentive Plan, as amended	DEF 14A	Appendix B	4/28/2011

10.5#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan	S-1/A	10.22	10/20/2005

10.6#	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan	10-K	10.5	3/16/2007

10.7#	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan	10-Q	10.3	5/8/2014

10.8#	2014 Omnibus Incentive Plan	DEF 14A	Appendix B	4/24/2014

*10.9#	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan

*10.10#	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan

*10.11#	Form of Performance Share Award Agreement under the 2014 Omnibus Incentive Plan

10.12#	2005 Employee Stock Purchase Plan, as amended	DEF 14A	Appendix B	4/24/2009

10.13#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005

10.14#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005

10.15#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005

10.16#	Employment Agreement dated November 27, 2006 between the Registrant and Robert S. Brown	10-K	10.10	3/16/2007

10.17#	Employment Agreement dated as of July 15, 2013 between the Registrant and Matthew W. Towse	10-Q	10.2	11/7/2013

10.18#	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers	S-1/A	10.21	9/21/2005

10.19#	Director Compensation Policy	10-Q	10.3	11/7/2013

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

10.20	Credit Agreement dated as of June 9, 2014 among the Registrant and certain of its subsidiaries, General Electric Capital Corporation and Silicon Valley Bank	10-Q	10.1	8/7/2014

10.21†	Second Amended and Restated National Service Provider Agreement dated as of March 1, 2013 between the Registrant and DaVita Healthcare Partners Inc.	10-Q	10.1	7/25/2013

10.22†	Chronic Outpatient Therapy Agreement, as amended through January 10, 2014, between the Registrant and Fresenius USA Marketing, Inc.	10-Q/A	10.1	10/1/2014

10.23†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007

10.24†	Supply Agreement dated April 10, 2009 between the Registrant and Laboratorios PiSA SA de C.V.	10-Q/A	10.45	10/19/2009

10.25†	Amendment to Supply Agreement dated as of July 22, 2013 between Medisystems Corporation and Laboratorios PiSA SA de C.V.	10-Q	10.1	11/7/2013

10.26†	Extracorporeal Disposables Distribution Agreement dated June 15, 2009 between Medisystems Corporation and Gambro Renal Products, Inc.	10-Q	10.46	8/7/2009

10.27†	Amendment to Extracorporeal Disposables Distribution Agreement dated January 2, 2014 between the Registrant and Gambro Renal Products, Inc.	10-Q	10.20	5/8/2014

10.28†	Technology and Trademark License Agreement effective June 15, 2009 between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009

10.29†	Lease dated as of June 22, 2011 between Registrant and 350 Riverwalk, LLC	10-Q/A	10.33	10/7/2011

*21	List of Subsidiaries

*23	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

^	Exhibits previously filed with the Securities and Exchange Commission as exhibits to Form S-1 or S-1/A were filed under Commission File Number 333-126711. All other previously filed exhibits were filed under Commission File Number 0-51567.

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit. Confidential portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.