Form 10-Q
period 2015-03-31
NxStage Medical, Inc.
filed 2015-05-06
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 63,238,267 shares of the registrant’s common stock outstanding as of the close of business on April 29, 2015.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,012	$52,884
Accounts receivable, net	23,989	24,099
Inventory	45,277	45,401
Prepaid expenses and other current assets	6,382	6,767

Total current assets	126,660	129,151
Property and equipment, net	64,209	66,574
Field equipment, net	21,661	21,118
Deferred cost of revenues	33,798	34,039
Intangible assets, net	13,629	14,370
Goodwill	41,817	41,817
Other assets	2,826	2,657

Total assets	$304,600	$309,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,959	$13,845
Accrued expenses	21,139	24,653
Current portion of long-term debt	84	93
Other current liabilities	5,388	6,165

Total current liabilities	43,570	44,756
Deferred revenues	51,697	52,943
Long-term debt	746	848
Other long-term liabilities	18,379	19,624

Total liabilities	114,392	118,171
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 64,007,122 and 63,429,005 shares issued as of March 31, 2015 and December 31, 2014, respectively	64	63
Additional paid-in capital	598,753	593,073
Accumulated deficit	(393,146)	(387,488)
Accumulated other comprehensive loss	(2,968)	(2,192)
Treasury stock, at cost: 794,588 and 772,273 shares as of March 31, 2015 and December 31, 2014, respectively	(13,378)	(12,989)

Total NxStage Medical, Inc. stockholders’ equity	189,325	190,467

Noncontrolling interest	883	1,088

Total stockholders’ equity	190,208	191,555

Total liabilities and stockholders’ equity	$304,600	$309,726

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues	$79,482	$72,221
Cost of revenues	49,356	43,287

Gross profit	30,126	28,934

Operating expenses:
Selling and marketing	14,548	13,218
Research and development	5,874	5,134
Distribution	6,371	6,550
General and administrative	8,912	8,821

Total operating expenses	35,705	33,723

Loss from operations	(5,579)	(4,789)

Other expense:
Interest expense	(241)	(198)
Other income, net	264	23

	23	(175)

Net loss before income taxes	(5,556)	(4,964)
Provision for income taxes	307	346

Net loss	(5,863)	(5,310)

Less: Net loss attributable to noncontrolling interests	(205)	(35)

Net loss attributable to stockholders of NxStage Medical, Inc.	$(5,658)	$(5,275)

Net loss per share, basic and diluted	$(0.09)	$(0.09)

Weighted-average shares outstanding, basic and diluted	62,836	61,252
Other comprehensive (loss) income	(776)	182

Total comprehensive loss	(6,639)	(5,128)

Less: Comprehensive loss attributable to noncontrolling interests	(205)	(35)

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(6,434)	$(5,093)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,863)	$(5,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,680	6,591
Stock-based compensation	3,727	2,641
Other	508	80
Changes in operating assets and liabilities:
Accounts receivable	2	(5,118)
Inventory	(5,688)	(8,224)
Prepaid expenses and other assets	81	(393)
Accounts payable	3,650	7,702
Accrued expenses and other liabilities	(3,158)	(339)
Deferred revenues	(523)	(1,010)

Net cash provided by (used in) operating activities	416	(3,380)

Cash flows from investing activities:
Purchases of property and equipment	(2,025)	(4,915)

Net cash used in investing activities	(2,025)	(4,915)

Cash flows from financing activities:
Proceeds from stock award exercises and other share issuances, net	967	1,460
Repayments on loans and lines of credit	(10)	(12)
Repayments on capital leases	(394)	(387)

Net cash provided by financing activities	563	1,061

Foreign exchange effect on cash and cash equivalents	(826)	(71)

Decrease in cash and cash equivalents	(1,872)	(7,305)
Cash and cash equivalents, beginning of period	52,884	84,134

Cash and cash equivalents, end of period	$51,012	$76,829

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

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2014 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 18% of accounts receivable at March 31, 2015 and two customers represented 18% and 16% of accounts receivable at December 31, 2014.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2014	$287
Provision	175
Usage	(122)

Balance at March 31, 2015	$340

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. We are currently assessing the potential impact the adoption of this standard will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on our financial statements.

3. Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2015	December 31, 2014
Purchased components	$19,270	$19,238
Work in process	11,104	9,981
Finished goods	14,903	16,182

Total	$45,277	$45,401

4. Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $29.5 million and $27.9 million at March 31, 2015 and December 31, 2014, respectively. Accumulated depreciation on field equipment was $41.1 million and $40.0 million at March 31, 2015 and December 31, 2014, respectively.

5. Intangible Assets

Accumulated amortization of intangible assets was $21.0 million and $20.3 million at March 31, 2015 and December 31, 2014, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	904	943
Unvested restricted stock	428	237

Total	1,332	1,180

7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The components of accrued expenses are as follows (in thousands):

	March 31, 2015	December 31, 2014
Payroll, compensation and related benefits	$9,215	$12,346
Distribution expenses	3,124	3,069
General and administrative expenses	2,801	3,075
Audit, legal and consulting fees	1,545	1,394
Other	4,454	4,769

Total	$21,139	$24,653

The components of other current liabilities are as follows (in thousands):

	March 31, 2015	December 31, 2014
Capital lease obligations	$2,082	$2,246
Deferred revenue, current portion	2,036	2,195
Other	1,270	1,724

Total	$5,388	$6,165

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2015	December 31, 2014
Capital lease obligations	$11,084	$11,876
Lease incentive obligations	4,382	4,569
Benefit plan obligations	1,637	1,745
Other	1,276	1,434

Total	$18,379	$19,624

8. Segment Disclosures

We have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We distribute our products in three markets: home, critical care and in-center.

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

The accounting policies of our reportable segments are described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated, as necessary, in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended March 31, 2015
Revenues from external customers	$59,098	$17,867	$1,847	$670	$—	$79,482
Intersegment revenues	482	—	—	—	(482)	—

Revenues	59,580	17,867	1,847	670	(482)	79,482
Segment profit (loss)	12,974	2,177	(14,948)	(5,782)	—	(5,579)
Depreciation and amortization	5,290	473	1,211	706	—	7,680
Three Months Ended March 31, 2014
Revenues from external customers	$51,135	$18,916	$2,054	$116	$—	$72,221
Intersegment revenues	52	—	—	—	(52)	—

Revenues	51,187	18,916	$2,054	116	(52)	72,221
Segment profit (loss)	9,225	2,954	(14,013)	(2,955)	—	(4,789)
Depreciation and amortization	4,977	276	1,184	154	—	6,591

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from blood tubing sets and needles to customers located in the U.S.

The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended March 31,
	2015	2014
DaVita	21%	22%
Fresenius	17%	15%
Gambro	10%	10%

Sales to DaVita and Fresenius are in the System One segment. Sales to Gambro are in the In-Center segment. All of Gambro’s sales of our products are to DaVita.

9. Commitments and Contingencies

Significant commitments and contingencies at March 31, 2015 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2014 Form 10-K.

10. Income Taxes

The provision for income taxes of $0.3 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, relates to the profitable operations of certain foreign subsidiaries.

As of March 31, 2015, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.3 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three months ended March 31, 2015.

11. Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$265	$198
Selling and marketing	1,379	855
Research and development	505	325
General and administrative	1,578	1,263

Total	$3,727	$2,641

Stock Options and Restricted Stock Units

The Company granted options to purchase 914,547 and 769,589 shares of common stock during the three months ended March 31, 2015 and 2014, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2015 and 2014 was $6.10 and $5.98 per option, respectively.

The Company awarded 122,826 and 168,227 restricted stock units during the three months ended March 31, 2015 and 2014, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2015 and 2014 was $16.88 and $14.07 per unit, respectively. Furthermore, the Compensation Committee of our Board of Directors approved the grant of up to 316,389 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2015. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $16.66 per unit.

12. Stockholders’ Equity

We received 22,315 and 3,226 shares of common stock that were surrendered in payment for the exercise of stock options during the three months ended March 31, 2015 and 2014, respectively.

13. Noncontrolling Interest

The following table sets forth the changes in non-controlling interest for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,088	$525
Net loss attributable to non-controlling interest in consolidated subsidiary	(205)	(35)

Balance at end of period	$883	$490

14. Derivative Instruments and Hedging

We operate a manufacturing and service facility in Mexico and we purchase materials and pay our employees at that facility in pesos, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2015 and December 31, 2014, the notional amount of our outstanding contracts that are designated as cash flow hedges was $14.8 million and $12.5 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a liability of $1.1 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively.

Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three months ended March 31, 2015 or 2014. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2015
Foreign exchange forward contracts	$(345)	$(478)	Cost of revenues
Three Months Ended March 31, 2014
Foreign exchange forward contracts	$33	$(102)	Cost of revenues

15. Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of period	$(1,088)	$(1,104)	$(2,192)
Other comprehensive loss before reclassifications	(345)	(909)	(1,254)
Loss reclassified to earnings (1)	478	—	478

Total other comprehensive income	133	(909)	(776)

Balance, net of tax, at end of period	$(955)	$(2,013)	$(2,968)

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 14 for further information.
(2)	Other includes cumulative translation adjustments and, to a lesser extent, pension benefits.

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

We did not have any transfers between Level 1 and Level 2 and Level 3 during the three months ended March 31, 2015.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,778	$—	$—	$34,778
Foreign exchange forward contracts (2)	—	21	—	21
Liabilities
Foreign exchange forward contracts (2)	$—	$1,149	$—	$1,149

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$39,779	$—	$—	$39,779
Liabilities
Foreign exchange forward contracts (2)	$—	$1,265	$—	$1,265

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at March 31, 2015 and December 31, 2014. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

17. Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$5,073	$4,987
Transfers from field equipment to deferred cost of revenues	3,160	2,260
Payment of corporate bonus in common stock	1,103	—
Market value of shares received in payment for exercise of stock options	389	47
Construction-in-process financed by construction liability	324	969
Property and equipment acquired under capital lease	354	—

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014, included in our 2014 Form 10-K.

This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to:

•	our market opportunity and the market adoption of our products in the U.S. and internationally;

•	the growth of the home and critical care markets;

•	access to home and more frequent hemodialysis;

•	plans to continue expanding internationally;

•	the development and commercialization of new products and improvements to existing products;

•	regulatory submissions and approvals;

•	sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;

•	cash expenditures;

•	the adequacy of our funding and availability of financing;

•	expectations regarding future demand for our products, revenue growth and the components of such revenue growth;

•	the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues;

•	improvements in certain segment cash flows, profitability, and other operational and financial metrics;

•	our manufacturing operations and supply chain;

•	availability of suitable facilities;

•	our plans to open and operate NxStage Kidney Care dialysis centers and the financial results of these centers;

•	planned investments in marketing and research and development;

•	expectations regarding our expenses and working capital levels and requirements;

•	achieving our business plan;

•	global economic conditions;

•	product recalls;

•	expectations regarding achieving positive operating margins, positive cash flows and profitable operations;

•	volatility of our stock price;

•	retention of earnings;

•	product cost reduction plans;

•	expectations regarding product reliability;

•	manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.;

•	our ability to withstand supply chain disruptions;

•	the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and

•	the financial, commercial and operational impact of any of the above.

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

Our agreement with DaVita for the U.S. home hemodialysis market extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita. Direct sales to DaVita represented 28% and 30% of our System One segment revenues for the three months ended March 31, 2015 and 2014, respectively.

Our agreement with Fresenius for the U.S. home hemodialysis market extends through December 31, 2016, with monthly renewals thereafter unless terminated by us or Fresenius. Direct sales to Fresenius represented 22% and 20% of our System One segment revenues for the three months ended March 31, 2015 and 2014, respectively.

Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB and Henry Schein, Inc. Revenues from Gambro represented 44% and 39% of our In-Center segment revenues for the three months ended March 31, 2015 and 2014, respectively. Our distribution agreement with Gambro extends through December 31, 2015, with annual renewals thereafter unless terminated by us or Gambro. Revenues from Henry Schein represented 19% and 30% of our In-Center segment revenues for the three months ended March 31, 2015 and 2014, respectively. We continue to sell products to Henry Schein pursuant to our existing distribution agreement, which we have extended but no longer consider to be a material agreement.DaVita has been a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three months ended March 31, 2015 and 2014. In-Center segment sales have decreased due to the expiration of DaVita’s needle purchase agreement with us in December 2014. At current volumes our distribution agreement with Gambro continues to require that Gambro exclusively supply our blood tubing sets to DaVita.

We offer certain customers rebates based on sales to specific end users and discounts for early payment. Our revenues are presented net of these rebates and discounts. For our System One segment, as of March 31, 2015, we had $2.2 million reserved against trade accounts receivable for future rebates and discounts and recorded $2.6 million and $2.5 million during the three months ended March 31, 2015 and 2014, respectively, as a reduction of revenues in connection with rebates and discounts. For the In-Center segment, as of March 31, 2015, we had $2.7 million reserved against trade accounts receivable for future estimated rebates and discounts and recorded $2.1 million and $2.0 million during the three months ended March 31, 2015 and 2014, respectively, as a reduction of revenues in connection with rebates and discounts.

Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix and patient volume.

Financial Performance

The following table summarizes our consolidated results (in thousands, except percentages).

	Three Months Ended March 31,
	2015	2014
System One, In-Center and Other
Revenues	$79,294	$72,157
Gross profit	$33,706	$30,181
Gross margin percentage	43%	42%
Income (Loss) from operations	$203	$(1,834)
Services
Revenues	$670	$116
Gross profit	$(3,580)	$(1,247)
Gross margin percentage	n/a	n/a
Loss from operations	$(5,782)	$(2,955)
Eliminations
Elimination of intersegment revenues	$(482)	$(52)
Total Company
Revenues	$79,482	$72,221
Gross profit	$30,126	$28,934
Gross margin percentage	38%	40%
Loss from operations	$(5,579)	$(4,789)

For several years, we have focused on operating and financial improvements. During the three months ended March 31, 2015 these efforts resulted in revenues increasing by 10% to $79.5 million versus the prior year comparable period, with our home and critical care markets each driving growth. While driving continued improvements will remain an area of focus in 2015 and beyond within our System One and In-Center segments, at the same time, we expect to make significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our System One and In-Center segments.

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Our revenues for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
System One segment
Home	$43,498	55%	$36,495	51%
Critical Care	16,082	20%	14,692	20%

Total System One segment	59,580	75%	51,187	71%
In-Center segment	17,867	23%	18,916	26%
Other	1,847	2%	2,054	3%

Products subtotal	79,294	100%	72,157	100%
Services segment	670	1%	116	—%
Elimination of intersegment revenues	(482)	(1)%	(52)	—%

Total	$79,482	100%	$72,221	100%

In the home market, revenues increased $7.0 million, or 19%, for the three months ended March 31, 2015 versus the prior year comparable period, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency rates.

Critical care market revenues increased $1.4 million, or 9%, during the three months ended March 31, 2015 versus the prior year comparable period driven by higher sales of System One equipment and disposables. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.

In-Center segment revenues decreased $1.0 million, or 6%, for the three months ended March 31, 2015, versus the prior year comparable period as a result of lower needle sales consistent with the expiration of DaVita’s needle purchase agreement in December 2014 substantially offset by increased blood tubing set sales. In-Center segment revenues will continue to fluctuate as a result of variations in inventory management policies with both our distributors and end users and changes in the competitive landscape.

Other revenues for the three months ended March 31, 2015 and 2014 relates to dialyzers sold to Asahi. The decrease in revenues was due to unfavorable changes in currency rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.

Service segment revenues for the three months ended March 31, 2015 and 2014 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
System One segment	$29,622	50%	$25,310	49%
In-Center segment	4,246	24%	4,929	26%
Other	(162)	n/a	(58)	n/a

Products subtotal	33,706	43%	30,181	42%
Services segment	(3,580)	n/a	(1,247)	n/a

Gross profit	$30,126	38%	$28,934	40%

Gross profit as a percentage of revenues for the System One segment improved modestly driven by favorable product mix, contractual price improvements and favorable currency exchange rate changes versus the U.S. Dollar. We expect to see continued improvements in gross profit as a percentage of revenue in our System One segment as we work to lower costs through process improvements and product design changes, increase volume and improve our manufacturing operations. Gross profits as a percentage of revenue may also be impacted favorably in the short-term by changes in currency exchange rates versus the U.S. dollar.

Gross profit as a percentage of revenues for the In-Center segment decreased for the three months ended March 31, 2015, versus the prior year comparable period, driven primarily by higher relative sales of lower margin products. We expect gross profit as a percentage of revenues to decline, at least in the near term, as a result of unfavorable changes in product mix.

The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes. These cost efficiencies may be offset in the short-term as we incur additional costs to expand capacity in this facility.

The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with starting up our NxStage Kidney Care dialysis centers. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development and operation of our NxStage Kidney Care dialysis centers.

In aggregate, total company gross profit as a percentage of revenues will be negatively impacted, at least in the near-term, by costs associated with our continued investment in our Services segment.

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
System One segment	$10,768	18%	$10,057	20%
In-Center segment	1,578	9%	1,453	8%
Services segment	2,202	n/a	1,708	n/a

Total Selling and marketing	$14,548	18%	$13,218	18%

Selling and marketing expenses increased $1.3 million, or 10%, for the three months ended March 31, 2015, versus the prior year comparable period but remained consistent as a percentage of revenues.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues in the System One segment due to our initiative to continue to leverage our infrastructure.

Selling and marketing expenses for our Services segment increased $0.5 million for the three months ended March 31, 2015, versus the prior year comparable period due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
Research and development	$5,874	7%	$5,134	7%

Research and development expenses increased, but remained relatively flat as a percentage of revenue for the three months ended March 31, 2015 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One, invest in our next generation hemodialysis system, invest in our peritoneal dialysis product development program and expand our product portfolio but will remain consistent as a percentage of revenues.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
System One segment	$5,880	10%	$6,028	12%
In-Center segment	491	3%	522	3%

Total Distribution	$6,371	8%	$6,550	9%

Distribution expenses decreased $0.2 million, or 3%, for the three months ended March 31, 2015 versus the prior year comparable period. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
General and administrative	$8,912	11%	$8,821	12%

General and administrative expenses remained relatively consistent as increased personnel and personnel related costs were offset by lower professional services costs.

Other Expense

Interest expense increased slightly during the three months ended March 31, 2015 versus the prior year comparable period and includes interest costs and other fees related to our debt obligations, including capital leases.

The change in other expense, net is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.3 million during the three month periods ended March 31, 2015 and 2014 relates to the profitable operations of certain foreign subsidiaries.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. At March 31, 2015, our accumulated deficit was $393.1 million and we had cash and cash equivalents of $51.0 million, with nearly all of that cash located in the U.S., and working capital of $83.1 million.

In 2014, we expended approximately $31 million of cash, largely to support our Kidney Care business. In 2015, we expect to reduce our cash usage by approximately 50%, compared to the prior year. Improvements will be driven by the stronger performance of our combined System One and In-Center segments, and for our Services segment, significantly reduced capital expenditures, offset by higher operating losses. Over the long term we expect to generate positive cash flow. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage

Kidney Care. If we determine that additional investment in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity. However, we can provide no guarantees that we would be successful in securing such additional financing.

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

We have a revolving credit facility with General Electric Capital Corporation, or GECC, and SVB that allows for borrowing up to $35 million that expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires us to comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of March 31, 2015, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $29 million of credit commitment available for borrowing.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.6 million at March 31, 2015 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the quarters ended March 31, 2015 or 2014.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$416	$(3,380)
Net cash used in investing activities	(2,025)	(4,915)
Net cash provided by financing activities	563	1,061
Foreign exchange effect on cash and cash equivalents	(826)	(71)

Net cash flow	$(1,872)	$(7,305)

Net cash provided by (used in) operating activities. Net cash flows from operating activities improved by $3.8 million during the three months ended March 31, 2015, versus the prior year comparable period driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation coupled with lower working capital requirements including decreased inventory requirements and higher accounts payable partially offset by decreases in accrued expenses. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flow from deferred revenues improved by $0.5 million during the three months ended March 31, 2015 versus the prior year comparable period, as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $4.5 million and $4.6 million during the three months ended March 31, 2015 and 2014, respectively.

Non-cash transfers from inventory to field equipment for the placement of units with our customers increased $0.1 million during the three months ended March 31, 2015 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $0.9 million during the three months ended March 31, 2015 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

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

The decrease of $2.9 million in purchases of property and equipment was driven primarily by lower spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $1.1 million and $2.9 million during the three months ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities. During the three months ended March 31, 2015 and 2014 we received $1.0 million and $1.5 million, respectively, of net proceeds from stock incentive plans. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both 2015 and 2014 was reduced by cash used to pay our capital lease obligations.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2015 are described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2015 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2014 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because nearly all of our home hemodialysis patients are also receiving dialysis more frequently than the traditional thrice weekly treatment, market adoption of the System One for home hemodialysis is also dependent upon the penetration and market acceptance of more frequent hemodialysis. Given the increased provider costs associated with providing more frequent dialysis, market acceptance will be impacted, especially for U.S. Medicare patients, by whether dialysis centers obtain adequate reimbursement for additional dialysis treatments provided in excess of three times a week, which is discussed in the immediately following risk factor. New regulations particularly impacting home hemodialysis technologies may impede further market expansion of the System One for home hemodialysis. We saw the impact of such regulations in 2008, when the Centers for Medicare and Medicaid Services released new Conditions for Coverage that imposed water testing requirements on patients using our PureFlow SL product. These water testing requirements increased the burden of our therapy for patients and may have impaired market adoption, especially for our PureFlow SL product. To the extent additional regulations are introduced that are unique to the home environment or our products, market adoption of the System One could be further impaired.

Current Medicare reimbursement rates, at three times per week, limit the price at which we can market our home hemodialysis products, and adverse changes to reimbursement would likely impede the adoption or continued sale of our home products.

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, up to six times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. Based on an analysis of historical Medicare payment files by the University of Michigan Kidney Epidemeology and Cost Center, those centers delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus thrice weekly dialysis, although this amount varies by jurisdiction. This variance arises from Medicare contractor policies, as well as from varying center billing practices. Some customers may not receive or pursue additional reimbursement for the extra treatments in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. For those customers that do not receive or pursue additional reimbursement, patient access may be negatively impacted.

Currently, only three of the twelve Medicare contractor jurisdictions have formal local coverage determinations; the majority have not issued a local coverage determination and thus make payment determinations on a case by case basis. We believe the provisions of the three local coverage determinations should be revised to expand the scope of patient conditions that support payment for additional treatments. We, along with other provider, patient and professional organizations, will continue to advocate for this expansion, but we have no certainty that we will be successful. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, recently issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in the 2015 Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian on this question. It remains unclear how the article will be implemented and what the impact of this article will be in the long term.

As there is no consistent national standard for obtaining medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services may be at least partly dependent, for those patients for whom more frequent home therapy has been prescribed, on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can competently perform and medically benefit from this therapy. We believe that more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, including further improving Medicare reimbursement for home hemodialysis training, would allow adoption of home and more frequent hemodialysis at rates more consistent with what are deemed to be appropriate by the medical community. These beneficial changes, however, may never materialize. Conversely, any reduction in reimbursement rates or adverse changes in the reimbursement criteria for home or more frequent hemodialysis, at the national or local contractor level, could materially reduce our revenues, earnings and cash flows.

In 2011, the Centers for Medicare and Medicaid Services implemented a new prospective payment system for dialysis treatment. Under the new prospective payment system, the Centers for Medicare and Medicaid Services makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services, inclusive of home dialysis and most drugs frequently administered to dialysis patients. This payment system replaced the former system which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the prices we may charge for our products. It is also an important factor in the revenues received by our Kidney Care dialysis centers. A stated goal of the new prospective payment system was to encourage home dialysis. To date, this reimbursement structure has not had a positive impact on the adoption of home or more frequent hemodialysis or the price of our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased training rates for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.

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

Since inception, we have incurred negative operating margins and losses every quarter. Currently, we have a significant accumulated deficit. We expect our operating expenses to continue to increase as we grow and expand our business, and we cannot provide assurance about achieving profitability, or the timing, extent or sustainability of such profitability. While operating performance in our products business continues to improve, we also continue to invest in our Services segment which negatively impacts our overall profitability. We cannot provide assurance that our gross profit as a percentage of revenues will improve or, if it does improve, the rate at which it will improve.

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

DaVita and Fresenius are our two largest customers, with sales to them representing approximately 40% of our total revenues during the three months ended March 31, 2015. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita or Fresenius will continue to grow. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the establishment of our NxStage Kidney Care dialysis centers, would have a significant adverse impact on our revenues.

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

Before any NxStage Kidney Care dialysis center may bill and receive payment for dialysis services provided to patients covered by Medicare and certain private insurers, it must enroll in the Medicare Program. Medicare enrollment requires, among other things, that a center successfully complete a certification process conducted by individual state agencies on behalf of the Centers for Medicare and Medicaid Services. Any delays in, or failure to obtain, Medicare certification for our NxStage Kidney Care dialysis centers could adversely affect the revenues and financial condition of this business.

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

Our ability to gain widespread or rapid acceptance of any of our products, including the System One, is subject to a number of risks, including the risk of:

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

We sell the System One in the critical care market for use in the treatment of kidney failure and fluid overload. Physicians currently treat most acute kidney failure patients using conventional hemodialysis systems or dialysis systems designed specifically for use in the intensive care unit. Hospitals and healthcare providers will need to be persuaded that using the System One is as effective as using conventional or intensive care hemodialysis systems for treating acute kidney failure or fluid overload and that it provides advantages over conventional or intensive care systems because of its significantly smaller size, ease of operation and clinical flexibility. In addition, the impact of tightened credit markets on hospitals could impair the manner in which we sell products in the critical care market. Hospitals facing pressure to reduce capital spending may choose to delay capital equipment purchases or seek alternative financing options.

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

In recent years, there have been numerous initiatives on the federal and state levels, and in foreign countries, for comprehensive reforms affecting the availability of and reimbursement for healthcare services. These initiatives have ranged from fundamental changes to federal and state healthcare reimbursement programs, such as providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs.In 2010, comprehensive health care reform legislation was passed that, among other things, imposes a 2.3% excise tax on domestic sales of certain medical devices. Our profitability has been negatively impacted due to the medical device excise tax assessed on nearly all of our products sold in the United States since the beginning of 2013. Subsequent legislation required an adjustment to the Medicare payment rates starting in 2016. These changes could affect the adoption of home and more frequent hemodialysis in the future, particularly if NxStage customers are distracted in efforts to address any revenue shortfalls, or choose to redirect home training resources toward other center activities. Additional healthcare reforms in the United States may have a material adverse effect on our financial condition and results of operations.

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

We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. We also choose from time to time to transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could also lead us to incur additional costs in the near-term, which would negatively impact our gross profits.

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

From time to time, we are threatened with individual actions involving our business, including without limitation products liability, employment, intellectual property, commercial and tort claims. The manufacture and marketing of medical devices, in particular, has an attendant risk of product liability claims. If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Any claims made against us could adversely affect our reputation and damage our position in the market. Claims can also be time consuming, distracting, and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.

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

We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the euro and peso. To mitigate our foreign currency exposure we engage in hedging transactions on peso denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increase compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. Risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, such as in the United Kingdom. Furthermore, in certain locations, such as Mexico, we are also exposed to risks associated with local instability, including threats of violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

Our In-Center segment relies heavily upon third-party distributors.

Substantially all of our products for the in-center market are sold through distributors. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Distributors may sell products that compete with our products, and we may be unsuccessful in motivating our distributors to focus their efforts on selling our products. Any failure on the part of our distributors to comply with applicable laws in the sale and marketing of our products or to fulfill any responsibilities they may have to protect the intellectual property rights underlying our products could have an adverse effect on our revenues and involve us in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Moving any of this business to other distributors would involve switching costs that may be material to our In-Center segment in the near-term.

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

The success of our business depends on the services of each of our senior executives as well as certain key engineering, scientific and manufacturing personnel, the loss of whom could negatively affect our business.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock. Periods of volatility in the market price of company securities may engender class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

As part of our growth strategy, we may acquire other businesses and technologies and pursue additional business opportunities. To finance such activity, we may issue equity securities, which may dilute our existing stockholders, and incur debt, which may place restrictions on our business operations. Such financing activity may reduce the market value of our common shares and other securities, in particular if the initiatives being funded are not viewed favorably by our stockholders and are ultimately unsuccessful. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the volatility in the financial markets and the valuations of securities generally.

Item 6. Exhibits

Exhibit Number	Description
10.1#*	Director Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)

May 6, 2015