Form 10-Q
period 2015-06-30
NxStage Medical, Inc.
filed 2015-08-06
CIK 1333170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 63,448,322 shares of the registrant’s common stock outstanding as of the close of business on July 29, 2015.

NXSTAGE MEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

Note Regarding Trademarks

NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,350	$52,884
Accounts receivable, net	26,401	24,099
Inventory	43,372	45,401
Prepaid expenses and other current assets	6,254	6,767

Total current assets	124,377	129,151
Property and equipment, net	64,443	66,574
Field equipment, net	21,104	21,118
Deferred cost of revenues	33,821	34,039
Intangible assets, net	12,950	14,370
Goodwill	41,817	41,817
Other assets	2,875	2,657

Total assets	$301,387	$309,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,790	$13,845
Accrued expenses	22,961	24,653
Current portion of long-term debt	249	93
Other current liabilities	4,858	6,165

Total current liabilities	40,858	44,756
Deferred revenues	51,716	52,943
Long-term debt	1,841	848
Other long-term liabilities	18,522	19,624

Total liabilities	112,937	118,171
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 64,232,634 and 63,429,005 shares issued as of June 30, 2015 and December 31, 2014, respectively	64	63
Additional paid-in capital	602,628	593,073
Accumulated deficit	(398,473)	(387,488)
Accumulated other comprehensive loss	(3,122)	(2,192)
Treasury stock, at cost: 815,779 and 772,273 shares as of June 30, 2015 and December 31, 2014, respectively	(13,734)	(12,989)

Total NxStage Medical, Inc. stockholders’ equity	187,363	190,467

Noncontrolling interest	1,087	1,088

Total stockholders’ equity	188,450	191,555

Total liabilities and stockholders’ equity	$301,387	$309,726

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$80,316	$74,083	$159,798	$146,304
Cost of revenues	49,452	46,553	98,808	89,840

Gross profit	30,864	27,530	60,990	56,464

Operating expenses:
Selling and marketing	14,518	13,589	29,066	26,807
Research and development	6,622	5,708	12,496	10,842
Distribution	6,255	6,485	12,626	13,035
General and administrative	8,585	8,399	17,497	17,220

Total operating expenses	35,980	34,181	71,685	67,904

Loss from operations	(5,116)	(6,651)	(10,695)	(11,440)

Other expense:
Interest expense	(242)	(195)	(483)	(393)
Other income (expense), net	37	(17)	301	6

	(205)	(212)	(182)	(387)

Net loss before income taxes	(5,321)	(6,863)	(10,877)	(11,827)
Provision for income taxes	273	332	580	678

Net loss	(5,594)	(7,195)	(11,457)	(12,505)

Less: Net loss attributable to noncontrolling interests	(267)	(82)	(472)	(117)

Net loss attributable to stockholders of NxStage Medical, Inc.	$(5,327)	$(7,113)	$(10,985)	$(12,388)

Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.17)	$(0.20)

Weighted-average shares outstanding, basic and diluted	63,288	61,469	63,059	61,484

Other comprehensive (loss) income	(154)	173	(930)	355

Total comprehensive loss	(5,748)	(7,022)	(12,387)	(12,150)

Less: Comprehensive loss attributable to noncontrolling interests	(267)	(82)	(472)	(117)

Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(5,481)	$(6,940)	$(11,915)	$(12,033)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,457)	$(12,505)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,473	13,343
Stock-based compensation	6,590	5,740
Other	813	450
Changes in operating assets and liabilities:
Accounts receivable	(2,315)	(10,927)
Inventory	(8,023)	(17,523)
Prepaid expenses and other assets	169	(550)
Accounts payable	(641)	7,948
Accrued expenses and other liabilities	(2,036)	1,206
Deferred revenues	(957)	(1,395)

Net cash used in operating activities	(2,384)	(14,213)

Cash flows from investing activities:
Purchases of property and equipment	(4,181)	(8,682)

Net cash used in investing activities	(4,181)	(8,682)

Cash flows from financing activities:
Proceeds from stock option exercises and other share issuances, net	1,974	2,610
Proceeds from loans and lines of credit	1,275	—
Repayments on loans and lines of credit	(44)	(50)
Repayments on capital leases	(722)	(762)
Debt issuance costs	—	(801)
Contributions from noncontrolling interest	471	—

Net cash provided by financing activities	2,954	997

Foreign exchange effect on cash and cash equivalents	(923)	(157)

Decrease in cash and cash equivalents	(4,534)	(22,055)
Cash and cash equivalents, beginning of period	52,884	84,134

Cash and cash equivalents, end of period	$48,350	$62,079

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis and nocturnal dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis and home nocturnal hemodialysis, as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for home nocturnal hemodialysis. In February 2013, we received CE mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the NxStage System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014. We also sell our Medisystems branded blood tubing sets and needles primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and six months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2014 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.

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

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. Two customers represented 10% and 18% of accounts receivable at June 30, 2015 and 18% and 16% of accounts receivable at December 31, 2014.

Warranty Costs

We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2014	$287
Provision	295
Usage	(255)

Balance at June 30, 2015	$327

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance initially was effective for us beginning January 1, 2017, but on July 9, 2015 the FASB deferred the effective date and, as a result, the new guidance is effective for us beginning January 1, 2018. Companies may adopt the new revenue standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis.” This update eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The update is effective for us beginning January 1, 2016. We have early adopted the standard, as permitted. ASU 2015-02 does not have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): “Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for us beginning January 1, 2016. We have early adopted the standard, as permitted. ASU 2015-03 does not have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The update is effective for us beginning January 1, 2016. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for us beginning January 1, 2017. We are currently evaluating the potential impact this standard will have on our financial statements.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2015	December 31, 2014
Purchased components	$19,196	$19,238
Work in process	11,243	9,981
Finished goods	12,933	16,182

Total	$43,372	$45,401

4.	Property and Equipment and Field Equipment

Accumulated depreciation on property and equipment was $31.9 million and $27.9 million at June 30, 2015 and December 31, 2014, respectively. Accumulated depreciation on field equipment was $42.4 million and $40.0 million at June 30, 2015 and December 31, 2014, respectively.

5.	Intangible Assets

Accumulated amortization of intangible assets was $21.7 million and $20.3 million at June 30, 2015 and December 31, 2014, respectively.

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

The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	752	898	824	917
Unvested restricted stock units	405	195	368	216

Total	1,157	1,093	1,192	1,133

7.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The components of accrued expenses are as follows (in thousands):

	June 30, 2015	December 31, 2014
Payroll, compensation and related benefits	$11,076	$12,346
Distribution expenses	2,953	3,069
General and administrative expenses	2,904	3,075
Other Manufacturing Costs	2,309	2,098
Other	3,719	4,065

Total	$22,961	$24,653

The components of other current liabilities are as follows (in thousands):

	June 30, 2015	December 31, 2014
Capital lease obligations	$2,119	$2,246
Deferred revenue, current portion	1,752	2,195
Other	987	1,724

Total	$4,858	$6,165

The components of other long-term liabilities are as follows (in thousands):

	June 30, 2015	December 31, 2014
Capital lease obligations	$11,452	$11,876
Lease incentive obligations	4,196	4,569
Benefit plan obligations	1,652	1,745
Other	1,222	1,434

Total	$18,522	$19,624

8.	Debt

Term Loan

In June 2015, a Kidney Care joint venture entered into a $1.3 million term loan with General Electric Capital Corporation. The loan is payable over sixty-three months, has a variable interest rate, currently 6.1% annualized, and is secured by certain of the joint venture’s assets.

9.	Segment Disclosures

We have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment, and Other category as our Products Business. We distribute our products in three markets: home, critical care and in-center.

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

The remainder of our Products Business, which is included within the Other category, relates to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co., Ltd. (Asahi) and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

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

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended June 30, 2015
Revenues from external customers	$58,752	$18,563	$1,857	$1,144	$—	$80,316
Intersegment revenues	668	—	—	—	(668)	—

Revenues	59,420	18,563	1,857	1,144	(668)	80,316
Segment profit (loss)	13,518	3,155	(15,718)	(6,071)	—	(5,116)
Depreciation and amortization	5,208	547	1,208	830	—	7,793

Three Months Ended June 30, 2014
Revenues from external customers	$50,709	$21,003	$1,943	$428	$—	$74,083
Intersegment revenues	201	—	—	—	(201)	—

Revenues	50,910	21,003	$1,943	428	(201)	74,083
Segment profit (loss)	7,766	3,157	(14,328)	(3,246)	—	(6,651)
Depreciation and amortization	4,925	427	1,210	190	—	6,752

Six Months Ended June 30, 2015
Revenues from external customers	$117,850	$36,430	$3,704	$1,814	$—	$159,798
Intersegment revenues	1,150	—	—	—	(1,150)	—

Revenues	119,000	36,430	3,704	1,814	(1,150)	159,798
Segment profit (loss)	26,492	5,332	(30,666)	(11,853)	—	(10,695)
Depreciation and amortization	10,498	1,020	2,419	1,536	—	15,473

Six Months Ended June 30, 2014
Revenues from external customers	$101,844	$39,919	$3,997	$544	$—	$146,304
Intersegment revenues	253	—	—	—	(253)	—

Revenues	102,097	39,919	$3,997	544	(253)	146,304
Segment profit (loss)	16,991	6,111	(28,341)	(6,201)	—	(11,440)
Depreciation and amortization	9,902	703	2,394	344	—	13,343

Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from blood tubing sets and needles to customers located in the U.S.

The following table summarizes the customers who individually make up greater than ten percent of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DaVita	21%	21%	21%	22%
Fresenius	17%	15%	17%	15%
Gambro	8%	10%	9%	10%

Sales to DaVita and Fresenius are in the System One segment. Sales to Gambro, a subsidiary of Baxter International, Inc., are in the In-Center segment. All of Gambro’s sales of our products are to DaVita.

10.	Commitments and Contingencies

Significant commitments and contingencies at June 30, 2015 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2014 Form 10-K.

11.	Income Taxes

The provision for income taxes of $0.3 million during the three months ended June 30, 2015 and 2014, and $0.6 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively, relates to the profitable operations of certain foreign subsidiaries.

As of June 30, 2015, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.4 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three months ended June 30, 2015.

12.	Stock-Based Compensation

Stock-based Compensation Expense

The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$242	$221	$507	$419
Selling and marketing	1,151	1,071	2,530	1,926
Research and development	423	372	928	697
General and administrative	1,047	1,435	2,625	2,698

Total	$2,863	$3,099	$6,590	$5,740

Stock Options and Restricted Stock Units

The Company granted options to purchase 147,007 and 187,152 shares of common stock during the three months ended June 30, 2015 and 2014, respectively, and options to purchase 1,061,554 and 956,741 shares of common stock during the six months ended June 30, 2015 and 2014, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2015 and 2014 was $6.13 and $5.86 per option, respectively.

The Company awarded 16,355 and 58,220 restricted stock units during the three months ended June 30, 2015 and 2014, respectively, and 139,181 and 226,447 restricted stock units during the six months ended June 30, 2015 and 2014, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2015 and 2014 was $16.94 and $14.37 per unit, respectively. Furthermore, the Compensation Committee of our Board of Directors approved the grant of up to 316,389 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2015. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $16.66 per unit.

13.	Stockholders’ Equity

We received 43,506 and 3,226 shares of common stock that were surrendered in payment for the exercise of stock options during the six months ended June 30, 2015 and 2014, respectively.

14.	Noncontrolling Interest

The following table sets forth the changes in noncontrolling interest for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$883	$490	$1,088	$525
Capital contributions by noncontrolling interest	471	—	471	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(267)	(82)	(472)	(117)

Balance at end of period	$1,087	$408	$1,087	$408

15.	Derivative Instruments and Hedging

We operate manufacturing and service facilities in Mexico, Germany, and Italy and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2015 and December 31, 2014, the notional amount of our outstanding contracts that are designated as cash flow hedges was $19.8 million and $12.5 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a liability of $1.0 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively.

Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the six months ended June 30, 2015 or 2014. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2015
Foreign exchange forward contracts	$(386)	$(206)	Cost of revenues
Six months ended June 30, 2015
Foreign exchange forward contracts	$(731)	$(684)	Cost of revenues
Three months ended June 30, 2014
Foreign exchange forward contracts	$146	$13	Cost of revenues
Six Months Ended June 30, 2014
Foreign exchange forward contracts	$179	$(88)	Cost of revenues

16.	Accumulated Other Comprehensive (Loss) Income

The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of period	$(1,088)	$(1,104)	$(2,192)
Other comprehensive loss before reclassifications	(731)	(883)	(1,614)
Loss reclassified to earnings (1)	684	—	684

Total other comprehensive income	(47)	(883)	(930)

Balance, net of tax, at end of period	$(1,135)	$(1,987)	$(3,122)

(1)	Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15 for further information.
(2)	Other includes cumulative translation adjustments and, to a lesser extent, pension benefits.

17.	Fair Value Measurements

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

We did not have any transfers between Level 1 and Level 2 and Level 3 during the six months ended June 30, 2015.

The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,778	$—	$—	$34,778
Foreign exchange forward contracts (2)	—	15	—	15
Liabilities
Foreign exchange forward contracts (2)	$—	$1,029	$—	$1,029

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$39,779	$—	$—	$39,779
Liabilities
Foreign exchange forward contracts (2)	$—	$1,265	$—	$1,265

(1)	Money market funds are included within cash and cash equivalents.
(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at June 30, 2015 and December 31, 2014. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

18.	Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$8,772	$11,309
Transfers from field equipment to deferred cost of revenues	6,268	4,961
Payment of corporate bonus in common stock	1,103	—
Market value of shares received in payment for exercise of stock options	745	47
Construction-in-process financed by construction liability	669	2,848
Property and equipment acquired under capital lease	354	76

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

This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to:

•	our market opportunity and the market adoption of our products in the U.S. and internationally;

•	the growth of the home and critical care markets;

•	access to home and more frequent hemodialysis;

•	plans to continue expanding internationally;

•	the development and commercialization of new products and improvements to existing products;

•	sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;

•	improvements in and the components of our cash expenditures;

•	the adequacy of our funding and availability of financing;

•	expectations regarding future demand for our products, revenue growth and segment revenues;

•	the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues;

•	improvements in certain segment cash flows, profitability, and other operational and financial metrics;

•	our manufacturing operations and supply chain;

•	our plans to open and operate NxStage Kidney Care dialysis centers and the financial results of these centers;

•	planned investments in marketing and research and development;

•	expectations regarding our expenses and working capital levels and requirements;

•	achieving our business plan;

•	global economic conditions;

•	product recalls;

•	expectations regarding achieving positive operating margins, positive cash flows and profitable operations;

•	volatility of our stock price;

•	product cost reduction plans;

•	expectations regarding product reliability;

•	manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.;

•	our ability to withstand supply chain disruptions;

•	the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and

•	the financial, commercial and operational impact of any of the above.

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

Introduction

We are a medical device company that develops, manufactures and markets innovative products for the treatment of kidney failure, fluid overload and related blood treatments and procedures. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies including more frequent dialysis and nocturnal dialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. The System One is cleared or approved for commercial sale in the U.S., Canada and certain other markets, and is CE marked in the EU, for the treatment of acute and chronic kidney failure and fluid overload. The System One is cleared specifically by the U.S. Food and Drug Administration (FDA) for home hemodialysis and home nocturnal hemodialysis, as well as therapeutic plasma exchange in a clinical environment. The System One is also CE marked in the EU for home nocturnal hemodialysis. In February 2013, we received CE mark approval and in April 2013 we received clearance from the FDA for the new high flow capabilities with the System One. We began selling the System One with this feature to both U.S. customers and international distributors in 2014. We also sell our Medisystems branded blood tubing sets and needles primarily to dialysis centers for the treatment of end-stage renal disease (ESRD). These products are cleared or approved for commercial sale in the U.S., Canada and certain other markets and are CE marked in the EU. We believe our largest market opportunity is for the System One used in the home dialysis market for the treatment of ESRD. We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. We continue to make significant investments in marketing, research and development, and these dialysis centers, all of which are intended to help us to further penetrate and expand the market for our products.

We have three reportable business segments: System One, In-Center and Services. We refer to our System One segment, In-Center segment, and Other category as our Products Business. We distribute our products in three markets: home, critical care and in-center.

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

The remainder of our Products Business, which is included in the Other category, relates to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and research and development and general and administrative expenses that are excluded from the segment operating performance measures.

Our Services segment includes revenues from dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We operate a small number of NxStage Kidney Care dialysis centers focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access.

Segment and Market Highlights

Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest customers in the System One segment. Furthermore, DaVita and Fresenius are our largest customers in the home market, with 38% and 30%, respectively, of our home hemodialysis patients at June 30, 2015.

Our agreement with DaVita for the U.S. home hemodialysis market extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita. Direct sales to DaVita represented 28% and 31% of our System One segment revenues for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, direct sales to DaVita represented 28% and 31%, respectively, of our System One segment revenues.

Our agreement with Fresenius for the U.S. home hemodialysis market extends through December 31, 2016, with monthly renewals thereafter unless terminated by us or Fresenius. Direct sales to Fresenius represented 23% and 21% of our System One segment revenues for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, direct sales to Fresenius represented 23% and 21%, respectively, of our System One segment revenues.

Sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.

Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB and Henry Schein, Inc. Revenues from Gambro represented 35% and 34% of our In-Center segment revenues for the three months ended June 30, 2015 and 2014, respectively and 40% and 37% for the six months ended June 30, 2015 and 2014, respectively. Our distribution agreement with Gambro extends through December 31, 2016, with annual renewals thereafter unless terminated by us or Gambro. Revenues from Henry Schein represented 23% and 29% of our In-Center segment revenues for the three months ended June 30, 2015 and 2014, respectively, and 21% and 29% for the six months ended June 30, 2015 and 2014, respectively.

DaVita has been a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and six months ended June 30, 2015 and 2014. In-Center segment sales have decreased due to the expiration of DaVita’s needle purchase agreement with us in December 2014. At current volumes our distribution agreement with Gambro continues to require that Gambro exclusively supply our blood tubing sets to DaVita.

We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of June 30, 2015, we had $1.8 million reserved against trade accounts receivable for future distributor rebates and recorded $2.5 million and $2.0 million during the three months ended June 30, 2015 and 2014, respectively, and $5.0 million and $4.4 million during the six months ended June 30, 2015 and 2014, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of June 30, 2015, we had $3.5 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $2.1 million and $2.4 million during the three months ended June 30, 2015 and 2014, respectively, and $4.1 million and $4.3 million during the six months ended June 30, 2015 and 2014, respectively, as a reduction of revenues in connection with distributor rebates.

Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix and patient volume.

Financial Performance

The following table summarizes our consolidated results (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Products (System One, In-Center and Other)
Revenues	$79,840	$73,856	$159,134	$146,013
Gross profit	$34,781	$28,925	$68,487	$59,106
Gross margin percentage	44%	39%	43%	40%
Income (Loss) from operations	$955	$(3,405)	$1,158	$(5,239)
Services
Revenues	$1,144	$428	$1,814	$544
Gross profit	$(3,917)	$(1,395)	$(7,497)	$(2,642)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(6,071)	$(3,246)	$(11,853)	$(6,201)
Eliminations
Elimination of intersegment revenues	$(668)	$(201)	$(1,150)	$(253)
Total Company
Revenues	$80,316	$74,083	$159,798	$146,304
Gross profit	$30,864	$27,530	$60,990	$56,464
Gross margin percentage	38%	37%	38%	39%
Loss from operations	$(5,116)	$(6,651)	$(10,695)	$(11,440)

For several years, we have focused on operating and financial improvements. During the three and six months ended June 30, 2015 these efforts resulted in revenues increasing by 8% to $80.3 million and 9% to $159.8 million versus the prior year comparable periods, respectively, with sales in the home and critical care markets each driving growth. While driving continued improvements will remain an area of focus in 2015 and beyond within our Products Business, at the same time, we expect to make significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our Products Business.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our revenues for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
System One segment
Home	$44,789	56%	$38,488	52%	$88,287	55%	$74,983	51%
Critical Care	14,631	18%	12,422	17%	30,713	19%	27,114	19%

Total System One segment	59,420	74%	50,910	69%	119,000	74%	102,097	70%
In-Center segment	18,563	23%	21,003	28%	36,430	23%	39,919	27%
Other	1,857	2%	1,943	2%	3,704	3%	3,997	3%

Products subtotal	79,840	99%	73,856	99%	159,134	100%	146,013	100%
Services segment	1,144	2%	428	1%	1,814	1%	544	—%
Elimination of intersegment revenues	(668)	(1)%	(201)	—%	(1,150)	(1)%	(253)	—%

Total	$80,316	100%	$74,083	100%	$159,798	100%	$146,304	100%

In the home market, revenues increased $6.3 million, or 16%, and $13.3 million, or 18% for the three and six months ended June 30, 2015 versus the prior year comparable periods, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency rates.

Critical care market revenues increased $2.2 million, or 18%, and $3.6 million, or 13%, during the three and six months ended June 30, 2015 versus the prior year comparable period driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.

In-Center segment revenues decreased $2.4 million, or 12%, and $3.5 million, or 9%, for the three and six months ended June 30, 2015, versus the prior year comparable period as a result of lower needle sales consistent with the expiration of DaVita’s needle purchase agreement in December 2014 offset in part by increased blood tubing set sales and needle sales to other customers. In-Center segment revenues will continue to fluctuate as a result of variations in inventory management policies with both our distributors and end users and changes in the competitive landscape.

Other revenues for the three and six months ended June 30, 2015 and 2014 relates to dialyzers sold to Asahi. The decrease in revenues was due to unfavorable changes in currency rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.

Service segment revenues for the three and six months ended June 30, 2015 and 2014 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.

Gross Profit (Loss)

Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
System One segment	$30,163	51%	$23,956	47%	$59,785	50%	$49,266	48%
In-Center segment	5,129	28%	5,190	25%	9,375	26%	10,119	25%
Other	(511)	n/a	(221)	n/a	(673)	n/a	(279)	n/a

Products subtotal	34,781	44%	28,925	39%	68,487	43%	59,106	40%
Services segment	(3,917)	n/a	(1,395)	n/a	(7,497)	n/a	(2,642)	n/a

Gross profit	$30,864	38%	$27,530	37%	$60,990	38%	$56,464	39%

Gross profit as a percentage of revenues for the System One segment improved primarily driven by favorable product mix, favorable currency exchange rate changes versus the U.S. Dollar and contractual price improvements. We expect to see continued improvements in gross profit as a percentage of revenue in our System One segment as we work to lower costs through process improvements and product design changes, increase volume and improve our manufacturing operations. Gross profits as a percentage of revenue may also be impacted favorably in the short-term by changes in currency exchange rates versus the U.S. dollar.

Gross profit as a percentage of revenues for the In-Center segment increased for the three and six months ended June 30, 2015, versus the prior year comparable period, driven primarily by favorable currency exchange rates and cost improvements, partially offset by unfavorable product mix. We expect gross profit as a percentage of revenues to decline, at least in the near term, as a result of unfavorable changes in product mix, and fluctuate thereafter due to changes in product mix.

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

Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
System One segment	$10,863	18%	$10,311	20%	$21,631	18%	$20,368	20%
In-Center segment	1,501	8%	1,427	7%	3,079	8%	2,880	7%
Services segment	2,154	n/a	1,851	n/a	4,356	n/a	3,559	n/a

Total Selling and marketing	$14,518	18%	$13,589	18%	$29,066	18%	$26,807	18%

Selling and marketing expenses increased $0.9 million, or 7%, and $2.3 million, or 8%, for the three and six months ended June 30, 2015, respectively, versus the prior year comparable period, but remained consistent as a percentage of revenues.

Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues in the System One segment due to our initiative to continue to leverage our infrastructure.

Selling and marketing expenses for our Services segment increased $0.3 million and $0.8 million for the three and six months ended June 30, 2015, respectively, versus the prior year comparable period due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.

We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.

Research and Development

Our research and development expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Research and development	$6,622	8%	$5,708	8%	$12,496	8%	$10,842	7%

Research and development expenses increased, but remained relatively consistent as a percentage of revenue for the three and six months ended June 30, 2015 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.

For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One, invest in our next generation hemodialysis system, invest in our peritoneal dialysis product development program and expand our product portfolio but will remain consistent as a percentage of revenues.

Distribution

Our distribution expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
System One segment	$5,782	10%	$5,879	12%	$11,662	10%	$11,907	12%
In-Center segment	473	3%	606	3%	964	3%	1,128	3%

Total Distribution	$6,255	8%	$6,485	9%	$12,626	8%	$13,035	9%

Distribution expenses decreased $0.2 million, or 4%, and $0.4 million, or 3%, for the three and six months ended June 30, 2015, respectively, versus the prior year comparable period. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.

General and Administrative

Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
General and administrative	$8,585	11%	$8,399	11%	$17,497	11%	$17,220	12%

General and administrative expenses slightly increased, but remained relatively consistent as a percentage of revenue for the three and six months ended June 30, 2015 versus the prior year comparable period.

Other Expense

Interest expense increased slightly during the three and six months ended June 30, 2015 versus the prior year comparable period and includes interest costs and other fees related to our debt obligations, including capital leases.

The change in other expense, net is derived primarily by foreign currency gains and losses.

Provision for Income Taxes

The provision for income taxes of $0.3 million during the three months ended June 30, 2015 and 2014, and $0.6 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively, relates to the profitable operations of certain foreign subsidiaries.

Liquidity and Capital Resources

We have operated at a loss since our inception in 1998. At June 30, 2015, our accumulated deficit was $398.5 million and we had cash and cash equivalents of $48.4 million, with nearly all of that cash located in the U.S., and working capital of $83.5 million.

In 2014, we expended approximately $31 million of cash, largely to support our Kidney Care business. In 2015, we expect to reduce our cash usage to approximately $10 million, which is about one-third of our cash usage in 2014. Improvements will be driven by the stronger performance of our Products Business, and for our Services segment, significantly reduced capital expenditures, offset by higher operating losses. Over the long term we expect to generate positive cash flow. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we determine that additional investment in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity. However, we can provide no guarantees that we would be successful in securing such additional financing.

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

We have a revolving credit facility with General Electric Capital Corporation, or GECC, and Silicon Valley Bank that allows for borrowing up to $35 million that expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires us to comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of June 30, 2015, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $31 million of credit commitment available for borrowing.

We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at June 30, 2015 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the quarters ended June 30, 2015 or 2014.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(2,384)	$(14,213)
Net cash used in investing activities	(4,181)	(8,682)
Net cash provided by financing activities	2,954	997
Foreign exchange effect on cash and cash equivalents	(923)	(157)

Net cash flow	$(4,534)	$(22,055)

Net cash used in operating activities. Net cash flows from operating activities improved by $11.8 million during the six months ended June 30, 2015, versus the prior year comparable period driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation coupled with lower working capital requirements including decreased inventory requirements and timing of accounts receivable collections, partially offset by accounts payable. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.

Cash flow from deferred revenues improved by $0.4 million during the six months ended June 30, 2015 versus the prior year comparable period, as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $8.9 million and $9.1 million during the six months ended June 30, 2015 and 2014, respectively.

Non-cash transfers from inventory to field equipment for the placement of units with our customers decreased $2.5 million during the six months ended June 30, 2015 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $1.3 million during the six months ended June 30, 2015 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers’ utilization of purchased equipment and equipment levels required for our service pool.

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

The decrease of $4.5 million in purchases of property and equipment was driven primarily by lower spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $2.2 million and $5.4 million during the six months ended June 30, 2015 and 2014, respectively.

Net cash provided by financing activities. During the six months ended June 30, 2015 and 2014 we received $2.0 million and $2.6 million, respectively, of net proceeds from stock incentive plans. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the six months ended June 30, 2015 we received $1.3 million in proceeds from a term loan and $0.5 million in contributions from noncontrolling interest holders. Cash provided by financing activities during both 2015 and 2014 was reduced by cash used to pay our capital lease obligations. Further, our cash provided by financing activities during the six months ended June 30, 2014 was reduced by $0.8 million due to costs associated with obtaining our revolving credit facility.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2015 are described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2015 are consistent with those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. We have manufacturing and service operations in Mexico, Germany and Italy. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts on peso denominated expenses and during the second quarter of 2015 began entering into foreign exchange forward contracts on euro denominated expenses to reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2014 Form 10-K.

Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of June 30, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $19.8 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $1.9 million.

There have been no other material changes to our market risks or to our management of such risks during the three and six months ended June 30, 2015 than those discussed above.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current Medicare reimbursement rates, at three times per week, may limit patient access to our home hemodialysis products, and adverse changes to reimbursement would likely impede the adoption or continued sale of our home products.

Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, treat themselves, with the help of a care partner, in excess of three times per week. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis facility based on information from the patient’s physician. Based on an analysis of historical Medicare payment files by the University of Michigan Kidney Epidemeology and Cost Center, those centers delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus thrice weekly dialysis, although this amount varies by jurisdiction. This variance arises from Medicare contractor policies, as well as from varying center billing practices. Some customers may not receive or pursue additional reimbursement for the extra treatments in all cases, and providing the required medical justification for treatments beyond three times per week increases administrative burden. To the extent customers do not receive or pursue additional reimbursement, our ability to market our products to such customers and the prices we can charge may be negatively impacted.

Currently, only four of the twelve Medicare contractor jurisdictions have formal local coverage determinations; the majority have not issued a local coverage determination and thus make payment determinations on a case by case basis. We believe the provisions of the four local coverage determinations should be revised to expand the scope of patient conditions that support payment for additional treatments. We, along with other provider, patient and professional organizations, will continue to advocate for this expansion, but we have no certainty that we will be successful. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, recently issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in the 2015 Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian and the Centers for Medicare and Medicaid Services on this question. Many clinics have reported that they have continued to bill, and be paid for, additional treatments under this article; however, certain clinics have chosen at least at this time not to bill for more frequent dialysis sessions and this has impacted new patient access at those clinics. It remains unclear how this article will be implemented and what its impact will be in the long term.

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

As part of the American Taxpayer Relief Act of 2012, Congress instructed the Centers for Medicare and Medicaid Services to recalculate the base payment rate under the prospective payment system for services furnished in 2014 and thereafter to account for changes in utilization of renal dialysis drugs since the prospective payment system was implemented. In response, the Centers for Medicare and Medicaid Services enacted a 12% reduction to the base payment rate to be implemented over a three- to four-year transition period. However, the Protecting Access to Medicare Act of 2014 replaced this phased-in reduction with reductions to the annual inflation adjustment to the base rate (known as the “market basket adjustment”) in 2015–2018. As a result, there is no reduction to the market basket adjustment in 2015, and the reduction is 1.25 percentage points in 2016 and 2017, and 1 percentage point in 2018. The effect of this change on the adoption of home and more frequent hemodialysis is not yet known.

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

DaVita and Fresenius are our two largest customers, with direct sales to them representing approximately 40% of our total revenues during the first half of 2015. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita or Fresenius will continue to grow. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer’s ordering or clinical practices, as might be the case in periodic contract negotiations or in response to the establishment of our NxStage Kidney Care dialysis centers, would have an adverse impact on our revenues.

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

In the home market, we have to convince five distinct constituencies involved in the choice of dialysis therapy, namely operators of dialysis centers, nephrologists, dialysis nurses, patients and payors, that the System One provides an effective alternative to other existing dialysis equipment. In the in-center market, we have to convince most of the same constituencies that our blood tubing sets and needles provide an effective alternative to other dialysis disposables. In the critical care market, we have to convince hospital purchasing groups, hospitals, nephrologists, dialysis nurses and critical care nurses that our system provides an effective alternative to other existing dialysis equipment. Each of these constituencies use different considerations in reaching their decision. Lack of acceptance by any of these constituencies will make it difficult for us to grow our business.

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

We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally. We are subject to a number of risks and challenges that specifically relate to these international operations, and we may not be successful if we are unable to meet and overcome these challenges. Significant risks relate to foreign currency, in particular the euro and peso. To mitigate our foreign currency exposure we engage in hedging transactions on peso and euro denominated expenses. To the extent we fail to control our exchange rate risk, our gross profit as a percentage of revenues and profitability could suffer and our ability to maintain mutually beneficial and profitable relationships with foreign vendors could be impaired. In addition to these risks, through our international operations we are exposed to costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods, difficulty managing operations in multiple locations, local regulations that may restrict or impair our ability to conduct our operations and increase compliance costs, health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities. Risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, as we do in the United Kingdom and Canada. Furthermore, in certain locations, we are also exposed to risks associated with local instability, including threats of violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.

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

These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. Furthermore, there has been growing governmental scrutiny of joint ventures and other financial arrangements with physicians or physician groups. Although we seek to structure such arrangements in compliance with all applicable requirements, these laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our NxStage Kidney Care dialysis centers, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute, the federal patient inducement prohibition or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.

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

Item 6. Exhibits

Exhibit Number	Description

10.1#	2005 Employee Stock Purchase Plan, as amended. Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2015 (Commission File No. 0-51567) and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.

By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)

August 6, 2015