Form 10-Q
period 2015-09-30
NxStage Medical, Inc.
filed 2015-11-04
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

     There were 63,731,063 shares of the registrant's common stock outstanding as of the close of business on October 26, 2015.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Note Regarding Trademarks
NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,308	$52,884
Accounts receivable, net	30,572	24,099
Inventory	42,576	45,401
Prepaid expenses and other current assets	7,054	6,767
Total current assets	131,510	129,151
Property and equipment, net	65,203	66,574
Field equipment, net	19,811	21,118
Deferred cost of revenues	33,739	34,039
Intangible assets, net	12,256	14,370
Goodwill	41,817	41,817
Other assets	2,525	2,657
Total assets	$306,861	$309,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,843	$13,845
Accrued expenses	26,347	24,653
Current portion of long-term debt	251	93
Other current liabilities	4,919	6,165
Total current liabilities	44,360	44,756
Deferred revenues	52,346	52,943
Long-term debt	1,833	848
Other long-term liabilities	18,551	19,624
Total liabilities	117,090	118,171
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 64,489,990 and 63,429,005 shares issued as of September 30, 2015 and December 31, 2014, respectively	64	63
Additional paid-in capital	606,780	593,073
Accumulated deficit	(400,160)	(387,488)
Accumulated other comprehensive loss	(3,951)	(2,192)
Treasury stock, at cost: 815,779 and 772,273 shares as of September 30, 2015 and December 31, 2014, respectively	(13,734)	(12,989)
Total NxStage Medical, Inc. stockholders' equity	188,999	190,467
Noncontrolling interest	772	1,088
Total stockholders' equity	189,771	191,555
Total liabilities and stockholders’ equity	$306,861	$309,726

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$86,521	$75,286	$246,319	$221,590
Cost of revenues	51,803	46,699	150,611	136,539
Gross profit	34,718	28,587	95,708	85,051
Operating expenses:
Selling and marketing	14,445	13,873	43,511	40,680
Research and development	6,752	6,182	19,248	17,024
Distribution	6,514	6,427	19,140	19,462
General and administrative	8,642	8,379	26,139	25,599
Total operating expenses	36,353	34,861	108,038	102,765
Loss from operations	(1,635)	(6,274)	(12,330)	(17,714)
Other income (expense):
Interest expense	(312)	(255)	(795)	(648)
Other income (expense), net	235	(10)	536	(4)
Total other expense	(77)	(265)	(259)	(652)
Net loss before income taxes	(1,712)	(6,539)	(12,589)	(18,366)
Provision for income taxes	290	295	870	973
Net loss	(2,002)	(6,834)	(13,459)	(19,339)
Less: Net loss attributable to noncontrolling interests	(315)	(128)	(787)	(245)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(1,687)	$(6,706)	$(12,672)	$(19,094)

Net loss per share, basic and diluted	$(0.03)	$(0.11)	$(0.20)	$(0.31)
Weighted-average shares outstanding, basic and diluted	63,528	61,804	63,215	61,507

Other comprehensive loss	(829)	(1,150)	(1,759)	(795)
Total comprehensive loss	(2,831)	(7,984)	(15,218)	(20,134)
Less: Comprehensive loss attributable to noncontrolling interests	(315)	(128)	(787)	(245)
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(2,516)	$(7,856)	$(14,431)	$(19,889)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,459)	$(19,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,240	20,295
Stock-based compensation	9,590	9,296
Other	748	1,192
Changes in operating assets and liabilities:
Accounts receivable	(6,560)	(7,054)
Inventory	(10,977)	(29,786)
Prepaid expenses and other assets	(85)	(1,013)
Accounts payable	(613)	8,297
Accrued expenses and other liabilities	(64)	1,967
Deferred revenues	(204)	(1,054)
Net cash provided by (used in) operating activities	1,616	(17,199)
Cash flows from investing activities:
Proceeds from sales of marketable securities	403	—
Purchases of property and equipment	(7,153)	(13,380)
Net cash used in investing activities	(6,750)	(13,380)
Cash flows from financing activities:
Proceeds from stock option exercises and other share issuances, net	3,643	3,535
Proceeds from loans and lines of credit	1,275	—
Repayments on loans and lines of credit	(60)	(62)
Repayments on capital leases	(1,051)	(1,102)
Debt issuance costs	—	(1,041)
Contributions from noncontrolling interest	471	—
Net cash provided by financing activities	4,278	1,330
Foreign exchange effect on cash and cash equivalents	(720)	(307)
Decrease in cash and cash equivalents	(1,576)	(29,556)
Cash and cash equivalents, beginning of period	52,884	84,134
Cash and cash equivalents, end of period	$51,308	$54,578

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2014 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.
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
Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 13% of accounts receivable at September 30, 2015 and two customers represented 18% and 16% of accounts receivable at December 31, 2014.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2014	$287
Provision	434
Usage	(384)
Balance at September 30, 2015	$337
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance initially was effective for us beginning January 1, 2017, but on July 9, 2015 the FASB deferred the effective date and, as a result, the new guidance is effective for us beginning January 1, 2018. Companies may adopt the new revenue standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements.
In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810): "Amendments to the Consolidation Analysis." This update eliminates the deferral of FAS 167,which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The update is effective for us beginning January 1, 2016. We have early adopted the standard, as permitted. ASU 2015-2 does not have a material impact on our financial statements.
In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): "Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for us beginning January 1, 2016. We have early adopted the standard, as permitted. ASU 2015-3 does not have a material impact on our financial statements.
In April 2015, the FASB issued ASU No. 2015-5, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The update is effective for us beginning January 1, 2016. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for us beginning January 1, 2017. We are currently evaluating the potential impact this standard will have on our financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments". The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us beginning January 1, 2016. The adoption of this standard is not expected to have an impact on our financial statements.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2015	December 31, 2014
Purchased components	$16,485	$19,238
Work in process	11,251	9,981
Finished goods	14,840	16,182
Total	$42,576	$45,401

4.	Property and Equipment and Field Equipment
Accumulated depreciation on property and equipment was $34.6 million and $27.9 million at September 30, 2015 and December 31, 2014, respectively. Accumulated depreciation on field equipment was $43.3 million and $40.0 million at September 30, 2015 and December 31, 2014, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $22.4 million and $20.3 million at September 30, 2015 and December 31, 2014, respectively.

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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	631	775	756	862
Unvested restricted stock units	411	231	350	223
Total	1,042	1,006	1,106	1,085
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	September 30, 2015	December 31, 2014
Payroll, compensation and related benefits	$12,997	$12,346
Distribution expenses	2,851	3,069
General and administrative expenses	3,142	3,075
Other Manufacturing Costs	2,458	2,098
Other	4,899	4,065
Total	$26,347	$24,653

The components of other current liabilities are as follows (in thousands):

	September 30, 2015	December 31, 2014
Capital lease obligations	$2,153	$2,246
Deferred revenue, current portion	1,929	2,195
Other	837	1,724
Total	$4,919	$6,165
The components of other long-term liabilities are as follows (in thousands):

	September 30, 2015	December 31, 2014
Capital lease obligations	$11,674	$11,876
Lease incentive obligations	4,027	4,569
Benefit plan obligations	1,677	1,745
Other	1,173	1,434
Total	$18,551	$19,624
8. Debt
Term Loan
In June 2015, a Kidney Care joint venture entered into a $1.3 million term loan with General Electric Capital Corporation. The loan is payable over sixty-three months, has a variable interest rate, currently 6.1% annualized, and is secured by certain of the joint venture's assets.
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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Three Months Ended September 30, 2015
Revenues from external customers	$61,910	$19,440	$3,418	$1,753	$—	$86,521
Intersegment revenues	910	—	—	—	(910)	—
Revenues	62,820	19,440	3,418	1,753	(910)	86,521
Segment profit (loss)	16,036	3,762	(15,567)	(5,866)	—	(1,635)
Depreciation and amortization	5,129	551	1,222	865	—	7,767

Three Months Ended September 30, 2014
Revenues from external customers	$53,416	$19,441	$1,918	$511	$—	$75,286
Intersegment revenues	219	—	—	—	(219)	—
Revenues	53,635	19,441	$1,918	511	(219)	75,286
Segment profit (loss)	9,030	3,342	(14,520)	(4,126)	—	(6,274)
Depreciation and amortization	5,028	438	1,206	280	—	6,952

Nine Months Ended September 30, 2015
Revenues from external customers	$179,760	$55,870	$7,122	$3,567	$—	$246,319
Intersegment revenues	2,060	—	—	—	(2,060)	—
Revenues	181,820	55,870	7,122	3,567	(2,060)	246,319
Segment profit (loss)	42,528	9,094	(46,233)	(17,719)	—	(12,330)
Depreciation and amortization	15,627	1,571	3,641	2,401	—	23,240

Nine Months Ended September 30, 2014
Revenues from external customers	$155,260	$59,360	$5,915	$1,055	$—	$221,590
Intersegment revenues	472	—	—	—	(472)	—
Revenues	155,732	59,360	$5,915	1,055	(472)	221,590
Segment profit (loss)	26,021	9,453	(42,861)	(10,327)	—	(17,714)
Depreciation and amortization	14,930	1,141	3,600	624	—	20,295
Substantially all of our revenues have been derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from blood tubing sets and needles to customers located in the U.S.
The following table summarizes the customers who individually make up greater than ten percent of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
DaVita	20%	21%	20%	21%
Fresenius	16%	16%	17%	15%
Gambro	9%	8%	9%	9%
Sales to DaVita and Fresenius are in the System One segment. Sales to Gambro, a subsidiary of Baxter International, Inc., are in the In-Center segment. All of Gambro's sales of our products are to DaVita.
10. Commitments and Contingencies
Significant commitments and contingencies at September 30, 2015 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2014 Form 10-K.

11. Income Taxes
The provision for income taxes of $0.3 million during the three months ended September 30, 2015 and 2014, and $0.9 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively, relates to the profitable operations of certain foreign subsidiaries.
As of September 30, 2015, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.4 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the nine months ended September 30, 2015.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$227	$395	$734	$814
Selling and marketing	1,127	1,246	3,657	3,172
Research and development	427	524	1,355	1,221
General and administrative	1,219	1,391	3,844	4,089
Total	$3,000	$3,556	$9,590	$9,296
Stock Options and Restricted Stock Units
The Company granted options to purchase 40,718 shares of common stock during the three months ended September 30, 2014 and options to purchase 1,061,554 and 997,459 shares of common stock during the nine months ended September 30, 2015 and 2014, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2015 and 2014 was $6.13 and $5.80 per option, respectively.
The Company awarded 34,660 and 46,820 restricted stock units during the three months ended September 30, 2015 and 2014, respectively, and 173,841 and 273,267 restricted stock units during the nine months ended September 30, 2015 and 2014, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2015 and 2014 was $16.59 and $13.88 per unit, respectively. Furthermore, the Compensation Committee of our Board of Directors approved the grant of up to 316,389 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2015. The restricted stock units, if earned, vest over a requisite service period of three years and have a fair value of $16.66 per unit.
13. Stockholders' Equity
We received 43,506 and 97,980 shares of common stock that were surrendered in payment for the exercise of stock options during the nine months ended September 30, 2015 and 2014, respectively.
14. Noncontrolling Interest
The following table sets forth the changes in noncontrolling interest for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,087	$408	$1,088	$525
Capital contributions by noncontrolling interest	—	—	471	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(315)	(128)	(787)	(245)
Balance at end of period	$772	$280	$772	$280
15. Derivative Instruments and Hedging

We operate manufacturing and service facilities in Mexico, Germany, and Italy and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2015 and December 31, 2014, the notional amount of our outstanding contracts that are designated as cash flow hedges was $21.7 million and $12.5 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a liability of $1.5 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three and nine months ended September 30, 2015 and 2014. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2015
Foreign exchange forward contracts	$(1,093)	$(547)	Cost of revenues
Nine Months Ended September 30, 2015
Foreign exchange forward contracts	$(1,824)	$(1,231)	Cost of revenues
Three Months Ended September 30, 2014
Foreign exchange forward contracts	$(403)	$35	Cost of revenues
Nine Months Ended September 30, 2014
Foreign exchange forward contracts	$(224)	$(53)	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, at beginning of period	$(1,088)	$(1,104)	$(2,192)
Other comprehensive loss before reclassifications	(1,824)	(1,166)	(2,990)
Loss reclassified to earnings (1)	1,231	—	1,231
Total other comprehensive income	(593)	(1,166)	(1,759)
Balance, net of tax, at end of period	$(1,681)	$(2,270)	$(3,951)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the nine months ended September 30, 2015.
The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,777	$—	$—	$34,777
Foreign exchange forward contracts (2)	—	19	—	19
Marketable securities (3)	281	—	—	281
Liabilities
Foreign exchange forward contracts (2)	$—	$1,502	$—	$1,502

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$39,779	$—	$—	$39,779
Liabilities
Foreign exchange forward contracts (2)	$—	$1,265	$—	$1,265

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

(3)
Marketable securities consist of corporate equity instruments designated as short term trading securities carried on the balance sheet at fair value within prepaids and other current assets. During the three and nine months ended September 30, 2015, we recorded unrealized holding gains of $0.3 million and realized gains of $0.4 million in connection with these corporate equity instruments.

The carrying amount of our long-term debt approximates fair value at September 30, 2015 and December 31, 2014. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (excluding money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
18. Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$11,776	$18,026
Transfers from field equipment to deferred cost of revenues	9,251	8,909
Payment of corporate bonus in common stock	1,103	—
Market value of shares received in payment for exercise of stock options	745	1,293
Construction-in-process financed by construction liability	1,332	3,659
Property and equipment acquired under capital lease	354	76

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014, included in our 2014 Form 10-K.
This report and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition, including statements with respect to:
•our market opportunity and the market adoption of our products in the U.S. and internationally;
•the growth of the home and critical care markets;
•access to home and more frequent hemodialysis;
•plans to continue expanding internationally;
•the development and commercialization of new products and improvements to existing products;
•sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;
•improvements in and the components of our cash expenditures;
•the adequacy of our funding and availability of financing;
•expectations regarding future demand for our products, revenue growth and segment revenues;
•the timing, scope and success of our initiatives to improve our gross profit as a percentage of revenues;
•improvements in certain segment cash flows, profitability, and other operational and financial metrics;
•our manufacturing operations and supply chain;
•our plans to open and operate NxStage Kidney Care dialysis centers and the financial results of these centers;
•planned investments in marketing and research and development;
•expectations regarding our expenses and working capital levels and requirements;
•achieving our business plan;
•global economic conditions;
•product recalls and related remediation efforts;
•expectations regarding achieving positive operating margins, positive cash flows and profitable operations;
•volatility of our stock price;
•product cost reduction plans;
•expectations regarding product reliability;
•manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co.;
•our ability to withstand supply chain disruptions;
•the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and
•the financial, commercial and operational impact of any of the above.
All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, "will" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

Readers should carefully review the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in this report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.
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
Segment and Market Highlights
Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. and collectively provide treatment to approximately two-thirds of U.S. dialysis patients. DaVita and Fresenius are our two largest customers in the System One segment. Furthermore, DaVita and Fresenius are our largest customers in the home market, with 37% and 31%, respectively, of our home hemodialysis patients at September 30, 2015.

Our agreement with DaVita for the U.S. home hemodialysis market extends through December 31, 2015, and thereafter automatically extends on a monthly basis unless terminated by us or DaVita. We continue to work with DaVita with respect to a new agreement for the home market. Direct sales to DaVita represented 27% and 29% of our System One segment revenues for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, direct sales to DaVita represented 28% and 30%, respectively, of our System One segment revenues.
Our agreement with Fresenius for the U.S. home hemodialysis market extends through December 31, 2016, with monthly renewals thereafter unless terminated by us or Fresenius. Direct sales to Fresenius represented 22% and 22% of our System One segment revenues for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, direct sales to Fresenius represented 22% and 21%, respectively, of our System One segment revenues.
Sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. If the purchasing patterns of either of these customers adversely change, including in response to our initiative to establish NxStage Kidney Care dialysis centers, our business could be negatively affected.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Our two largest distributors are Gambro AB and Henry Schein, Inc. Revenues from Gambro represented 42% and 32% of our In-Center segment revenues for the three months ended September 30, 2015 and 2014, respectively and 40% and 35% for the nine months ended September 30, 2015 and 2014, respectively. Our distribution agreement with Gambro extends through December 31, 2016, with annual renewals thereafter unless terminated by us or Gambro. Revenues from Henry Schein represented 22% and 35% of our In-Center segment revenues for the three months ended September 30, 2015 and 2014, respectively, and 21% and 31% for the nine months ended September 30, 2015 and 2014, respectively.
DaVita has been a significant customer in the In-Center segment. Sales of our products through distributors to DaVita accounted for approximately half of In-Center segment revenues for both the three and nine months ended September 30, 2015 and 2014. In-Center segment sales have decreased due to the expiration of DaVita’s needle purchase agreement with us in December 2014. At current volumes our distribution agreement with Gambro continues to require that Gambro exclusively supply our blood tubing sets to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of September 30, 2015, we had $2.0 million reserved against trade accounts receivable for future distributor rebates and recorded $2.7 million and $2.2 million during the three months ended September 30, 2015 and 2014, respectively, and $7.8 million and $6.6 million during the nine months ended September 30, 2015 and 2014, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of September 30, 2015, we had $3.6 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.8 million and $2.3 million during the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $6.6 million during the nine months ended September 30, 2015 and 2014, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix and patient volume.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Products (System One, In-Center and Other)
Revenues	$85,678	$74,994	$244,812	$221,007
Gross profit	$38,397	$30,677	$106,884	$89,783
Gross margin percentage	45%	41%	44%	41%
Income (Loss) from operations	$4,231	$(2,148)	$5,389	$(7,387)
Services
Revenues	$1,753	$511	$3,567	$1,055
Gross profit	$(3,679)	$(2,090)	$(11,176)	$(4,732)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(5,866)	$(4,126)	$(17,719)	$(10,327)
Eliminations
Elimination of intersegment revenues	$(910)	$(219)	$(2,060)	$(472)
Total Company
Revenues	$86,521	$75,286	$246,319	$221,590
Gross profit	$34,718	$28,587	$95,708	$85,051
Gross margin percentage	40%	38%	39%	38%
Loss from operations	$(1,635)	$(6,274)	$(12,330)	$(17,714)
For several years, we have focused on operating and financial improvements. During the three and nine months ended September 30, 2015 these efforts resulted in revenues increasing by 15% to $86.5 million and 11% to $246.3 million versus the prior year comparable periods, respectively, with sales in the home and critical care markets each driving growth. Driving continued improvements will remain an area of focus in 2015 and beyond within our Products Business and, at the same time, we expect to continue making significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our Products Business.
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenues
Our revenues for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
System One segment
Home	$46,473	54%	$40,364	53%	$134,760	55%	$115,347	52%
Critical Care	16,347	19%	13,271	18%	47,060	19%	40,385	18%
Total System One segment	62,820	73%	53,635	71%	181,820	74%	155,732	70%
In-Center segment	19,440	22%	19,441	26%	55,870	23%	59,360	27%
Other	3,418	4%	1,918	2%	7,122	3%	5,915	3%
Products subtotal	85,678	99%	74,994	99%	244,812	100%	221,007	100%
Services segment	1,753	2%	511	1%	3,567	1%	1,055	—%
Elimination of intersegment revenues	(910)	(1)%	(219)	—%	(2,060)	(1)%	(472)	—%
Total	$86,521	100%	$75,286	100%	$246,319	100%	$221,590	100%
In the home market, revenues increased $6.1 million, or 15%, and $19.4 million, or 17% for the three and nine months ended September 30, 2015 versus the prior year comparable periods, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency rates.

Critical care market revenues increased $3.1 million, or 23%, and $6.7 million, or 17%, during the three and nine months ended September 30, 2015 versus the prior year comparable period driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues remained consistent for the three months and decreased $3.5 million, or 6%, for the nine months ended September 30, 2015, versus the prior year comparable period as a result of lower needle sales consistent with the expiration of DaVita's needle purchase agreement in December 2014 offset in part by increased blood tubing set sales and needle sales to other customers. In-Center segment revenues will continue to fluctuate as a result of variations in inventory management policies at both our distributors and end users and changes in the competitive landscape.
Other revenues for the three and nine months ended September 30, 2015 and 2014 relates to dialyzers sold to Asahi. The increase in revenues was due to increased volume, partially offset by unfavorable changes in currency rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.
Service segment revenues for the three and nine months ended September 30, 2015 and 2014 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.
Gross Profit (Loss)
Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
System One segment	$32,942	52%	$25,401	47%	$92,727	51%	$74,667	48%
In-Center segment	5,628	29%	5,235	27%	15,003	27%	15,354	26%
Other	(173)	n/a	41	n/a	(846)	n/a	(238)	n/a
Products subtotal	38,397	45%	30,677	41%	106,884	44%	89,783	41%
Services segment	(3,679)	n/a	(2,090)	n/a	(11,176)	n/a	(4,732)	n/a
Gross profit	$34,718	40%	$28,587	38%	$95,708	39%	$85,051	38%
Gross profit as a percentage of revenues for the System One segment improved primarily driven by favorable product mix, favorable currency exchange rate changes versus the U.S. Dollar and contractual price improvements. We expect to sustain gross profit as a percentage of revenue in our System One segment above 50% as we continue to work to lower costs through process improvements and product design changes, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased for the three and nine months ended September 30, 2015, versus the prior year comparable period, driven primarily by favorable currency exchange rates and cost improvements, partially offset by unfavorable product mix. We expect gross profit as a percentage of revenues will continue to fluctuate as a result of changes in product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes. These cost efficiencies are being offset in the short-term as we incur additional costs to expand capacity in this facility.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with the startup and support of our NxStage Kidney Care dialysis centers. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development and operation of our NxStage Kidney Care dialysis centers.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted, at least in the near-term, by costs associated with our continued investment in our Services segment.
Selling and Marketing
Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
System One segment	$10,927	17%	$10,406	19%	$32,558	18%	$30,774	20%
In-Center segment	1,331	7%	1,431	7%	4,410	8%	4,311	7%
Services segment	2,187	n/a	2,036	n/a	6,543	n/a	5,595	n/a
Total Selling and marketing	$14,445	17%	$13,873	18%	$43,511	18%	$40,680	18%
Selling and marketing expenses increased $0.6 million, or 4%, and $2.8 million, or 7%, for the three and nine months ended September 30, 2015, respectively, versus the prior year comparable period, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues in the System One segment due to our ability to continue to leverage our infrastructure.
Selling and marketing expenses for our Services segment increased $0.2 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, versus the prior year comparable period due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Research and development	$6,752	8%	$6,182	8%	$19,248	8%	$17,024	8%
Research and development expenses increased, but remained consistent as a percentage of revenue for the three and nine months ended September 30, 2015 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One, invest in our next generation hemodialysis system, invest in our peritoneal dialysis product development program and expand our product portfolio.
Distribution
Our distribution expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
System One segment	$5,979	10%	$5,965	11%	$17,641	10%	$17,872	11%
In-Center segment	535	3%	462	2%	1,499	3%	1,590	3%
Total Distribution	$6,514	8%	$6,427	9%	$19,140	8%	$19,462	9%
Distribution expenses increased $0.1 million, or 1%, and decreased $0.3 million, or 2%, for the three and nine months ended September 30, 2015, respectively, versus the prior year comparable period. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
General and administrative	$8,642	10%	$8,379	11%	$26,139	11%	$25,599	12%
General and administrative expenses increased slightly, but remained relatively consistent as a percentage of revenue for the three and nine months ended September 30, 2015 versus the prior year comparable period.
Other Expense
Interest expense includes interest costs and other fees related to our debt obligations, including capital leases.
Other income (expense), net during the three and nine months ended September 30, 2015 includes unrealized holding gains of $0.3 million and realized gains of $0.4 million recognized from corporate equity instruments designated as short term trading securities.
Provision for Income Taxes
The provision for income taxes of $0.3 million during the three months ended September 30, 2015 and 2014, and $0.9 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively, relates to the profitable operations of certain foreign subsidiaries.

Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. At September 30, 2015, our accumulated deficit was $400.2 million and we had cash and cash equivalents of $51.3 million, with nearly all of that cash located in the U.S., and working capital of $87.2 million.
In 2014, we expended approximately $31 million of cash, largely to support our Kidney Care business. In 2015, we expect to reduce our cash usage to less than $10 million, significantly lower than our cash usage in 2014. Improvements are being driven by the stronger performance of our Products Business, and for our Services segment, significantly reduced capital expenditures, offset by higher operating losses. Over the long term we expect to generate positive cash flow. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we determine that additional investment in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity. However, we can provide no guarantees that we would be successful in securing such additional financing.
Our ongoing cash requirements include funding normal working capital requirements including inventory and field equipment assets. Field equipment assets include System One equipment rented to customers in the home market and our "service pool" of equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. While a majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements thereby reducing our working capital cash requirements, there can be no assurance that we will be able to continue to expand or sustain this level of equipment placements that are purchased rather than rented. Additionally, any excess rental or service swap equipment would increase our working capital requirements.
We have a revolving credit facility with General Electric Capital Corporation, or GECC, and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires us to comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of September 30, 2015, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $32 million of credit commitment available for borrowing.
We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at September 30, 2015 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the quarters ended September 30, 2015 or 2014.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,616	$(17,199)
Net cash used in investing activities	(6,750)	(13,380)
Net cash provided by financing activities	4,278	1,330
Foreign exchange effect on cash and cash equivalents	(720)	(307)
Net cash flow	$(1,576)	$(29,556)
Net cash provided by (used in) operating activities. Net cash flows from operating activities improved by $18.8 million during the nine months ended September 30, 2015, versus the prior year comparable period driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation coupled with lower working capital requirements including decreased inventory requirements and timing of accounts receivable collections, partially offset by accounts payable. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $0.9 million during the nine months ended September 30, 2015 versus the prior year comparable period, as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $13.1 million and $13.7 million during the nine months ended September 30, 2015 and 2014, respectively.
Non-cash transfers from inventory to field equipment decreased $6.3 million during the nine months ended September 30, 2015 versus the prior year comparable period. Non-cash transfers from field equipment to deferred costs of revenues increased $0.3 million during the nine months ended September 30, 2015 versus the prior year comparable period. These activities fluctuate due to the timing of home patient additions, efficiencies in our customers' utilization of purchased equipment and equipment levels required for our service pool.
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
The decrease of $6.2 million in purchases of property and equipment was driven primarily by lower spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $3.4 million and $8.1 million during the nine months ended September 30, 2015 and 2014, respectively.
Net cash provided by financing activities. During the nine months ended September 30, 2015 and 2014 we received $3.6 million and $3.5 million, respectively, of net proceeds from stock incentive plans. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the nine months ended September 30, 2015 we received $1.3 million in proceeds from a term loan and $0.5 million in contributions from noncontrolling interest holders. Cash provided by financing activities during both 2015 and 2014 was reduced by cash used to pay our capital lease obligations. Further, our cash provided by financing activities during the nine months ended September 30, 2014 was reduced by $1.0 million due to costs associated with obtaining our revolving credit facility.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2015 are described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2015 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2014 Form 10-K.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2014 Form 10-K and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. We have manufacturing and service operations in Mexico, Germany and Italy. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts on peso denominated expenses and during the second quarter of 2015 began entering into foreign exchange forward contracts on euro denominated expenses to reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations. A discussion of market risk affecting us is included in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our 2014 Form 10-K.
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts' gains or losses included in cost of revenues in the same period as the related hedged item is recognized. As of September 30, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $21.7 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.1 million.
There have been no other material changes to our market risks or to our management of such risks during the three and nine months ended September 30, 2015 than those discussed above.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1A.  Risk Factors
In addition to the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, the following are some of the important factors that could materially and adversely affect our business, financial condition, results of operations and common stock price and cause our actual results to differ materially from those projected in any forward-looking statements.
Risks Related to our Business
Our financial results are highly dependent on sales of a limited number of products.

We derive most of our revenues from the sale or rental of the System One and the related products used with the System One, with the remainder of our revenues largely coming from the sale of a few key disposable products, including blood tubing sets and needles. Although we are working on initiatives that should diversify our future revenues, including our next generation hemodialysis system, a system for peritoneal dialysis, and our Kidney Care dialysis centers, our present business continues to be highly dependent on the System One. To the extent that any of our primary products are not commercially successful or are withdrawn from the market for any reason, our revenues and business prospects will be adversely impacted.
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
Currently, only four of the twelve Medicare contractor jurisdictions have formal local coverage determinations; the majority have not issued a local coverage determination and thus make payment determinations on a case by case basis. We believe the provisions of the four local coverage determinations should be revised to expand the scope of patient conditions that support payment for additional treatments. We, along with other provider, patient and professional organizations, will continue to advocate for this expansion, but we have no certainty that we will be successful. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, has issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in the 2015 Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian and the Centers for Medicare and Medicaid Services on this question. Many clinics have reported that they have continued to bill, and be paid for, additional treatments under this article; however, certain clinics have chosen at least at this time not to bill for more frequent dialysis sessions and this has impacted new patient access at those clinics. It remains unclear how this article will be implemented and what its impact will be in the long term.

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
We have a history of net losses and a significant accumulated deficit, and we may be unable to achieve our goal of becoming profitable and subsequently sustain such profitability.
Since inception, we have incurred negative operating margins and losses every quarter. Currently, we have a significant accumulated deficit. Although we are working towards achieving profitability, we continue to invest in our operations, in particular with respect to our Kidney Care dialysis centers and product pipeline, to drive future growth. Accordingly, we expect our operating expenses to continue to increase as we grow our business, and we cannot ensure the timing, extent or sustainability of our profitability.
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
The loss of sales to DaVita or Fresenius would materially impair our financial results.
DaVita and Fresenius are our two largest customers, with direct sales to them representing approximately 40% of our total revenues. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita expires at the end of 2015 and our home market agreement with Fresenius expires at the end of 2016, and there can be no assurance that we will renew or extend these agreements on similar terms, if at all, before their expiration. We have no assurance that our sales to DaVita or Fresenius will continue to grow. Given the significance of DaVita and Fresenius as customers in the home market, any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers, would have an adverse impact on our revenues.
We face additional risks from the acquisition or development of new lines of business, including in connection with establishing our NxStage Kidney Care dialysis centers.
In the course of evaluating growth opportunities, we may acquire or develop a new line of business or products. For example, we recently began establishing a small number of NxStage Kidney Care dialysis centers, which are dialysis centers focused on the provision of home therapy and flexible in-center options. There are substantial risks and uncertainties associated with any change in business lines or strategy, particularly in instances where our customers may perceive the new activity or business line to be in direct competition with their business, which could, in turn, lead them to stop or reduce their purchases of products from us. In addition to the external risks such new businesses or strategies may represent, we may face internal risks relating to developing knowledge of and experience in the new business and recruiting professionals, as well as business execution and compliance risks. New strategies and businesses may also require significant investment and involvement of our senior management, which will take away from the time they ordinarily spend on the remainder of our business.
If we make any strategic business acquisitions, we may encounter substantial integration risks that may prevent us from realizing the anticipated benefits of our acquisitions. These risks include:

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

•	difficulty in incorporating acquired technology and rights into our product and service offerings;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in managing geographically remote units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	loss of key employees of the acquired company; and

•	inaccurate assumptions of the acquired company's product or service quality.
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
Our future success will depend in part on our timely development and introduction of new and improved products that address changing market requirements. To the extent that we fail to introduce new and innovative products, including without limitation the next generation System One, or incremental product improvements, we may lose revenues or market share to our competitors, which may be difficult to regain. Our inability, for technological, regulatory, operational or other reasons, to successfully develop and introduce new or improved products, including our next generation hemodialysis and peritoneal dialysis systems, could reduce our growth rate or otherwise damage our business. Our developments may not keep pace with the marketplace and our new or improved products may not adequately meet the requirements of the marketplace.
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
Global macro-economic conditions and the world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit, foreign currency fluctuations and volatility in the valuations of securities generally. In general, we believe demand for our products in the home and in-center markets will not be substantially affected by overall economic conditions as regular dialysis is a life-sustaining, non-elective therapy. However, hospitals or clinics facing pressure to reduce capital spending may choose to rent equipment rather than purchase it outright, or to enter into other less-capital intensive purchase structures with us, which may, in turn, have a negative impact on our cash flows. Hospitals or clinics may address budget constraints by reducing staff, resulting in fewer personnel available to train new patients for home hemodialysis. Uncertainty in the general economic environment and governmental spending on public health programs may also lead to a reduction in hospital days (particularly those due to elective procedures) and delays in capital purchases, both of which could negatively impact our critical care business. Our ability to sell products internationally is particularly vulnerable to adverse impacts from global macro economic conditions. Government funded hospitals in various international markets may seek to defer capital purchases or tenders or reduce staff in response to economic pressures. Distributors with reduced access to capital may be less willing to purchase our equipment outright, impairing our ability to sell our products. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would negatively impact our gross profit and gross profit as a percentage of revenues.
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
We have a significant amount of System One field equipment, and should we be unable to effectively manage this asset, our working capital requirements and future profitability would be negatively impacted.
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

Our blood tubing set and needle businesses have historically been commodities businesses. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014. In general, our products continue to compete favorably in the dialysis blood tubing set and needle business, but are increasingly subject to pricing pressures, especially given recent market consolidation in the U.S. dialysis services industry, with Fresenius and DaVita collectively controlling over two-thirds of the U.S. dialysis services business. Unless we can successfully demonstrate to customers the differentiating features of our Streamline blood tubing set, MasterGuard needle, ButtonHole needle or products that we introduce in the future, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.
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
The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our future products. Although the 510(k) regulation has not been formally changed, the FDA has announced that it is intending to implement modifications to the 510(k) process. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and the ability to sell and promote our products.
Our products are also subject to extensive regulation in foreign markets in which we are currently present or which we may wish to enter. The regulatory approval process outside the United States exposes us to many of the same risks associated with obtaining FDA clearance. Accordingly, we may be unable to obtain foreign regulatory approvals on a timely basis, if at all, which would limit our market expansion goals, and any existing foreign regulatory approvals may be curtailed, suspended or withdrawn, which would adversely affect our business. In addition, the regulatory approval procedure in foreign markets varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA clearance process and are not superseded by obtaining clearance or approval from the FDA or another country's regulatory authority. As these regulatory requirements become increasingly more stringent, it may become more difficult and costly for us to expand into new markets. In certain foreign markets, some of our products are classified as drugs rather than medical devices, which require us to demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay our entry into such markets.
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
Any market withdrawals or recalls of our products could have financial and reputational exposure.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. From time to time we have chosen to voluntarily recall certain products that we believed were mislabeled or otherwise defective. Although we do not believe that any of our recent recalls have had any long-term negative effect on our business, future recalls may materially divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers, and potentially adversely impact our financial results.
In October 2015, we notified our customers about a voluntary recall to mitigate the potential risks associated with a software anomaly affecting approximately 15% of System One cyclers. There have been no serious injuries reported in connection with this anomaly.  We reported this software anomaly to the FDA and other regulatory authorities.  We expect to complete our planned remediation efforts over the course of the next six to twelve months. Remediation costs are expected to be in the range of $1 million over this period of time. If the FDA and other regulatory authorities require that we undertake additional remediation efforts in connection with this recall, our recall costs could materially increase and our sales could be adversely impacted.
If we or our contract manufacturers fail to comply with the FDA's Quality System Regulations and other quality system requirements, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.
Our finished goods manufacturing processes, and those of some of our contract manufacturers, must comply with the FDA's Quality System Regulations which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Foreign regulatory authorities impose similar obligations. The FDA enforces these regulations through periodic unannounced inspections of manufacturing facilities. We and our contract manufacturers have been subject to such inspections on multiple occasions and we anticipate additional inspections in the future. While our previous inspections have resulted in no significant observations, we cannot provide assurance that we can maintain a comparable level of regulatory compliance in the future at our facilities, or that future inspections would have the same result.
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
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data security breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Recently, Europe’s highest court invalidated an international safe harbor agreement that provided a mechanism for transferring personal data between the United States and Europe, and European data protection authorities have called for enforcement action unless U.S. and European authorities agree to a replacement data-sharing agreement by the end of January 2016. While U.S. and European authorities indicate they have agreed in principle to a new data sharing framework, the detailed requirements of such framework are still under discussion. These regulatory developments may increase our compliance costs. Failure to comply with data privacy laws may result in significant fines and other administrative penalties and harm our business.
We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products in a manner not consistent with our products' cleared indications for use or with other state or federal laws governing the promotion of our products.
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
Increasingly, foreign countries are adopting laws similar in application and consequence to the anti-kickback, false claims and Sunshine Act laws in the United States. In the European Union, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One such example is the UK Bribery Act. Increasingly, national laws or industry codes are imposing obligations of public disclosure of payments made to physicians in certain EU Member States. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician's employer or competent professional organization or the competent authorities of the individual EU Member States. If we fail to comply with these laws we may face civil or criminal penalties. The negative consequences of any failure to comply with these laws may also harm our ability to operate in foreign countries and have a negative effect on our reputation that discourages third parties from doing business with us.
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
There may be periods of volatility in the market price of our common stock that delay or prevent you from selling your common stock at or above the price you paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	timing of market launch and market acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts' expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers, or adverse changes to the purchasing patterns of key customers and distributors;

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

•	litigation involving our company or our general industry;

•	announcements of technical innovations or new products by our competitors;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture and supply our products to commercial standards;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	departures of key personnel;

•	investors' general perception of our company, our products, the economy and general market conditions; and

•	the other risks and uncertainties described in these “Risk Factors.”
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
__________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
November 3, 2015