Form 10-K
period 2015-12-31
NxStage Medical, Inc.
filed 2016-02-11
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Registrant's Telephone Number, Including Area Code:
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐      No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $890 million, as of June 30, 2015, based on the last reported sale price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2015.
There were 64,072,839 shares of the registrant's common stock outstanding as of the close of business on January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this Annual Report.

NXSTAGE MEDICAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and certain information incorporated by reference herein contain forward-looking statements concerning our business, operations and financial condition, including statements with respect to:
•the growth of our business;
•our vision of enabling better clinical outcomes for patients at a lower cost to the healthcare system;
•the ability of our product pipeline to help us expand existing markets and enter new ones;
•achieving greater operating leverage and improved financial results in the future;
•expectations about the profitability of our products business and company as a whole;
•financial performance of our NxStage Kidney Care dialysis centers and our continued investments in them;
•estimates of the number of end-stage renal disease (ESRD) patients that could be treated at home with the System One;
•potential value and components of the global market for ESRD and critical care products;

•
our strategic initiatives to grow home hemodialysis adoption, expand globally, enhance our product offerings, expand into high growth adjacencies and enter the peritoneal dialysis market over the next five years and their ability to unlock market opportunity;

•access to home and more frequent hemodialysis;
•the impact that changes in reimbursement policies would have on the adoption of home and more frequent hemodialysis;
•estimates of the global market for ESRD products;
•the potential for our nocturnal clearance and other initiatives to expand the home hemodialysis market;

•	our plans for, and expected design and functionality of, our next generation hemodialysis system, next generation critical care system and peritoneal dialysis system;

•	the market opportunity within and outside the U.S.;
•the development and commercialization of new products and improvements to existing products;
•sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;
•the adequacy of our funding;

•	expectations with respect to future demand for our products and revenue growth and the components of such revenue growth;
•future financial results for our System One, In-Center and Services segments and total company;
•expectation of sustaining gross profit as a percentage of revenue in our System One segment above 50%;
•future selling and marketing, research and development, distribution, and general and administrative expenses;
•improvements in certain segment cash flows and profitability and other operational and financial metrics;
•our manufacturing operations and supply chain;
•availability of suitable facilities;
•planned investments in marketing and research and development;
•expectations with respect to our working capital levels and requirements;
•changes in deferred revenue;
•global economic conditions;
•the timing and cost of our remediation efforts concerning a software anomaly affecting certain System One cyclers;
•expectations with respect to achieving positive operating margins and positive cash flows;
•volatility of our stock price;
•expectation to retain earnings and not issue dividends;
•legal proceedings;
•expectations with respect to product reliability;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;
•our ability to withstand supply chain disruptions;
•the scope of patent protection with respect to our products;

•	the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and

•the financial, commercial and operational impact of any of the above.
All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this Annual Report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, "will" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.
Readers should carefully review the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Annual Report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.
NOTE REGARDING TRADEMARKS
NxStage®, Streamline®, ButtonHole®, MasterGuard®, Medisystems®, Nx2me Connected Health®, Nx2me®, LockSite® and OneSite® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.  iPad® is a registered trademark of Apple Inc.

PART I
For convenience, in this Annual Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1.	Business
Our Company
NxStage Medical, Inc. is a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Since our initial public offering in 2005, we have built a strong business that we believe serves as a solid foundation for future growth. As a leader in home hemodialysis, we remain committed to not only growing this and our other existing markets, but also expanding to new markets where we believe our current and future technology has the ability to deliver value for both patients and our customers.
Our vision is to improve the standard of kidney care through technology leadership, therapy innovation and the efficient use of healthcare resources. By creating technology that is designed to have broad capability, be simple to use in a variety of settings, and incorporate greater automation with reduced equipment and supply costs, we believe we can ultimately enable better clinical outcomes for patients at a lower overall cost to the healthcare system. We work with our customers, patients, physicians, industry partners and government leaders to advance this vision.
Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life.
We also operate several recently opened NxStage Kidney Care dialysis centers that treat end-stage renal disease patients directly. These centers are focused on supporting home therapy with NxStage technology as part of our market development activities to increase home therapy access.
Our research and development efforts are important to our future success. Our product development organization is working to develop innovative technical approaches that address the limitations of current dialysis systems and disposable products. We are also working on enhancements to our product designs to improve ease of use, functionality, reliability and safety and to reduce product cost. We believe that our product pipeline will help us to both expand existing markets and enter new ones.
We report our operating results through three segments: System One, In-Center and Services. We sell our products in and provide our services to three markets: home, critical care and in-center. Our other business activities excluded from segment operating performance measures are reported in an Other category. The operating results of NxStage Kidney Care are included in our Services segment. For convenience, we use the term “products business” to refer collectively to our System One segment, In-Center segment, and Other category.
We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in over 23 countries have been treated with our products.
Our Financial Performance
The table below provides a three year history of revenues and income (loss) from operations summarized for the products business (which includes the results of our System One segment, In-Center segment and Other category), Services segment and in total.  For detail below this summary level, please see further segment discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands)	FY2015	FY2014	FY2013
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$332,845	$300,598	$263,077
Income / (Loss) from Operations	$9,197	$(7,261)	$(12,108)
Services Segment
Revenues	$6,412	$1,749	$352
Loss from Operations	$(23,826)	$(14,926)	$(5,690)
Elimination of Intersegment Revenues	$(3,134)	$(846)	$—
Total Company
Revenues	$336,123	$301,501	$263,429
Loss from Operations	$(14,629)	$(22,187)	$(17,798)

Since inception, we have focused on building a long-term sustainable business model based on innovative technologies and offerings. Although we have driven significant revenue growth, and have a robust product portfolio and product development pipeline, we have historically operated at a net loss. In recent years, we have started to achieve greater operating leverage and financial improvements, while still maintaining our focus on product development and topline growth. During 2015, we generated operating income in our products business for the first time in our history, and we expect to continue focusing on driving improvements in 2016 and beyond within this business. Over the near term, we expect profitability in our products business to help offset losses generated in our Services segment as we continue to invest in our NxStage Kidney Care dialysis centers. We expect to achieve overall company profitability as our products business continues to grow and our Services segment’s performance improves.
Our Market
Kidney Failure: Chronic and Acute
Chronic kidney disease is typically characterized by the progressive loss of kidney function due to damage caused by diabetes, high blood pressure and other causes. The final stage of chronic kidney disease is called end-stage renal disease (ESRD), which is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream. Unless the patient receives a kidney transplant, dialysis is required for the remainder of the patient’s life. The primary types of dialysis are hemodialysis and peritoneal dialysis. Hemodialysis diverts the patient’s blood to an external dialyzer, where a filter and cleansing fluid (“dialysate”) remove toxins and excess fluids, and then returns the cleansed blood to the patient. Hemodialysis is traditionally performed by healthcare professionals in a dialysis clinic on a fixed schedule three times per week, referred to as “in-center” treatment, but can be performed by the patient, with the availability of a care partner, in the home three to seven times per week. Peritoneal dialysis is a home therapy in which toxins are removed through the peritoneum, a part of the patient’s abdomen, through multiple fluid exchanges each day.
Acute kidney failure happens suddenly, as a result of illness, injury or other conditions. Acute kidney failure is typically treated with renal replacement therapies, including hemodialysis, in a hospital or similar critical care setting.
Approximately 460,000 ESRD patients in the U.S. and 2.6 million ESRD patients worldwide rely on life-sustaining dialysis treatment.

Dialysis Modality Prevalence (U.S.)

Although in-center hemodialysis is the most common ESRD therapy in the U.S., surveys of healthcare professionals suggest that a larger proportion of patients could take responsibility for their own care. In fact, more than 90% of surveyed U.S. nephrologists have said they would choose a home dialysis therapy for themselves if informed they needed renal replacement therapy, with home hemodialysis being the preferred option. With our current technology, we believe that approximately 10-15% of ESRD patients in the U.S. would be appropriate candidates for home hemodialysis with the System One.
Studies have consistently shown that home hemodialysis may be a viable alternative for ESRD patients to experience enhanced health, control and freedom. Home hemodialysis offers patients numerous benefits when compared with traditional in-center hemodialysis, including:
-    improved survival;

-	independence and the ability to better understand and take control of one’s care;

-	freedom from specific time constraints with greater ability to work and participate in “normal” life activities;

-	greater freedom to travel;

-	convenience of not driving to and from the dialysis center three times a week; and

-	privacy and comfort of being at home.
In addition, home hemodialysis presents the most practical setting for performing therapy at the frequency and duration that best suits a patient’s clinical needs. Traditional in-center hemodialysis treatment schedules are constrained by staffing and time slot availability, which presents practical and economic limitations on the ability to explore or implement innovative therapy delivery models that are more tailored to the unique clinical and lifestyle needs of patients, as well as responsive to the growing body of clinical literature reporting on the benefits of different therapy delivery models. Although the significant majority of ESRD patients are cared for in-center under a delivery model that provides for three treatments a week (Monday, Wednesday and Friday, or Tuesday, Thursday and Saturday) of approximately four hour duration, there is mounting clinical evidence demonstrating the quality of life and clinical benefits of alternative therapy delivery schedules, including additional dialysis sessions (from four to seven sessions per week) as well as longer, nocturnal therapy sessions. More frequent therapy, in particular, has been shown to lead to better clinical outcomes such as:
-    improved survival;

-	reduced risk of cardiovascular morbidity;

-	improved regulation of blood pressure and phosphorus and reduced need for related medications;

-	improved physical and mental quality of life; and

-	better therapy tolerance.
For more information about the clinical benefits of more frequent hemodialysis, please review the section below entitled “Clinical Evidence.”
Products Market
Based on the prevalence of kidney failure and related healthcare data, we estimate the potential value of the global market for ESRD and critical care products to be allocated among the following constituents:

Market Opportunity: Global ESRD & Critical Care Products

While in the near term we believe the significant majority of our revenues will come from sales of the System One in the U.S., we are working on a number of strategic initiatives that we believe will unlock a greater market opportunity for us over the next five years.

Strategic Initiatives

Grow Adoption of Home Hemodialysis with the System One
To increase patient awareness and demand for home and more frequent hemodialysis, we conduct and sponsor local and national patient outreach and awareness campaigns, participate in preeminent nephrology conferences, organize educational programs for patients and clinicians in collaboration with local service providers, collaborate with local and national kidney patient organizations, utilize direct mail and Internet campaigns to provide product literature and clinically relevant information, employ patient advocates, advertise in trade publications and broader media outlets, and conduct numerous other educational and promotional activities. In addition, our NxStage Kidney Care dialysis centers are working to expand access to home therapies and are helping us to devise and disseminate best practices for successful home dialysis programs.
We also advocate for increased access to the life changing benefits of home hemodialysis and more frequent hemodialysis for medically suitable patients. Even though healthcare professionals would choose home hemodialysis for themselves more than any other modality, many of their patients do not have adequate access to this option. According to data from the Centers for Medicare & Medicaid Services (CMS), only 18% of U.S. dialysis clinics actively offer home hemodialysis to their patients, and only 27% are certified to offer the therapy. Although access to home and more frequent hemodialysis continues to grow, we believe that current Medicare reimbursement policies lead to adoption rates lower than rates commensurate with the percentage of patients experts believe can perform and medically benefit from this therapy. We believe further improving Medicare reimbursement for home hemodialysis training, as well as more predictable Medicare reimbursement for more frequent dialysis with less administrative burden, and payment for medical oversight equal to that provided for overseeing in-center patients would allow U.S. adoption of home hemodialysis at rates more consistent with what is deemed to be appropriate by the medical community. We continue to engage in regular dialogue with CMS, Medicare contractors, policymakers and industry experts on such issues to encourage broader adoption of home and more frequent hemodialysis.
Drive Global Expansion
Historically, predominantly all of our revenues have come from sales of our products in the U.S. However, the U.S. represents a small portion of the global market for ESRD products. Accordingly, the international market represents a significant growth opportunity.

We commenced international sales in 2009 and have sold the System One in 23 countries. We seek to increase our product revenues by expanding our international presence within countries where we have an established footprint and entering new regions through third-party distributors who have an established presence in such regions. Furthermore, our product pipeline is expected to introduce features and enhancements that we believe will increase the appeal of our products to international customers.
Enhance the Ease of Use and Clinical Flexibility of our Product Offering
We emphasize our products’ ease of use and clinical flexibility, and we continue to add new features and tools to enhance usability and reduce the burden of therapy.
In 2013, we launched an upgrade to the System One that increased the dialysate flow rate and expanded the system’s capability. Recently, the System One became the first and only hemodialysis machine cleared in the U.S. to perform hemodialysis overnight while the patient and care partner sleep. The System One also is CE marked for home nocturnal hemodialysis in the E.U. Home nocturnal hemodialysis is an important patient option associated with a number of lifestyle and clinical advantages. By doing therapy while sleeping, patients free up their day to pursue other activities thereby reducing the overall burden of therapy. A longer, overnight therapy also allows for greatly expanded flexibility in dialysis dose and schedule, better enabling physicians to match the dialysis prescription to individual patient needs. We believe that this nocturnal clearance will open home hemodialysis therapy to new segments of patients, and improve care for ESRD patients by expanding therapeutic options and flexibility.
We have also seen strong interest in Nx2me Connected Health, our telehealth platform for the collection and delivery of treatment and medical information for patients using the System One. By enhancing the ease of information collection and availability to the patient and care team, Nx2me may foster improved home patient retention and communication.
In addition, our research and development organization is working on enhancements to our product designs and is currently developing, among other things, our next-generation hemodialysis system and next-generation critical care system. Additional information about our innovative product pipeline is provided below in the sections entitled “Enter Peritoneal Dialysis Market,” “Future Products” and “Product Development.”
In addition, our NxStage Kidney Care dialysis centers are gaining valuable clinical insights that will help us to optimize our product technology.
We believe that technological improvements that make the administration of home hemodialysis less burdensome can help to expand the market for home hemodialysis.
Expand into High Growth Adjacencies
We focus on expanding into adjacent markets, including skilled nursing facilities where we believe our product technology offers a differentiated and compelling value proposition.
Nursing home residents represent approximately 8% of all ESRD patients. Nursing home patients are generally transported off-site to dialysis clinics, which may introduce several risks to their health and compromise their care. The System One can be used at skilled nursing facilities to offer residents on-site hemodialysis, which may eliminate patient discomfort from traveling to an outside facility and the accompanying disruptions in rehabilitation, medication schedules and social activities. Offering on-site hemodialysis also eliminates the high costs of transporting patients to dialysis clinics, which may not be covered by reimbursement.
Enter Peritoneal Dialysis Market
The peritoneal dialysis market is significantly larger than the home hemodialysis market and is well established as it is generally favored by healthcare programs and payors. We believe, however, that the peritoneal market is ripe for technology innovation and that we are well-positioned to launch into this market based on our capabilities and decade long history of technological innovation and leadership within home hemodialysis. We are developing our peritoneal dialysis system to offer a differentiated therapy solution with on-demand dialysate generation from concentrate without the need for premixed bagged fluids, with pre-connected, ready to use disposables that require fewer touch contamination points, and automation to improve setup, training and use.

Future Peritoneal Dialysis System

Our Products and Services
We have over a decade long history of product innovation. Our products and services currently target the home, critical care and in-center markets. The following timeline highlights some of our key product introductions since 2003:
The following section describes our product offerings.
Home Dialysis
Our home product offerings currently target the home hemodialysis market. The NxStage System One is a small, portable, easy-to-use hemodialysis system that is used to perform treatments during the day or at night, while sleeping. The System One is the only portable hemodialysis system that is cleared by the U.S. Food and Drug Administration (FDA) for in-center use (2002), for home hemodialysis (2005) and home nocturnal hemodialysis (2014). Its simplicity and compact size are intended to allow for easy use in patients’ homes or other home-like settings and give patients the opportunity to travel with their therapy.
System One - Home

In addition to our machine, we provide patients with the following proprietary consumables and services which are used for each treatment with the System One:
-    The NxStage Cartridge. A disposable, integrated treatment cartridge that loads simply and easily into the System One. The cartridge incorporates a proprietary volumetric fluid management system and includes a pre-attached dialyzer.
-    PureFlow SL and Premixed Dialysate. Our PureFlow SL accessory prepares premixed dialysate fluid in batches before treatment in the patient’s home using ordinary tap water and dialysate concentrate. The volume of fluids used varies with treatment options, prescription, and setting. To accommodate patient travel with the System One or in other circumstances in which the PureFlow SL is not available, we also supply premixed dialysate in sterile five liter bags.
-    Nx2me Connected Health. Our Nx2me Connected Health platform leverages cloud-based computing and wireless communications by using an application we developed for the iPad. The Nx2me Connected Health application collects important System One cycler data, as well as patient information such as blood pressure and weight. Patients can review, confirm, and transmit this data to their dialysis centers after each treatment and dialysis center staff can access the transmitted data with their own clinician portal. This gives the staff enhanced capabilities to review and follow treatment adherence and progress as well as the ability to transfer this data directly into their electronic medical record system.
Unlike traditional dialysis systems, the System One does not require any special disinfection and its operation does not require specialized electrical or plumbing infrastructure or modifications to the home. Trained patients can bring the System One home, plug it into a conventional electrical outlet and operate it, thereby eliminating what can be expensive plumbing and electrical household modifications required by other traditional dialysis systems.
Future Products
Our next-generation hemodialysis system is designed to offer several enhancements over the System One, including on-demand (rather than batched) dialysate generation from tap water, reduced set-up time and improved ease of use, higher dialysate flow rate capability, and a touch screen user interface, among others, for use in the home and other home-like settings, as well as other locations.
Next-Generation Hemodialysis System

Critical Care
The System One also delivers a range of renal replacement therapies within the critical care setting. The System One sold to hospitals in the critical care market is based on the same technology platform used in the home market but offers a wider range of therapies, including therapeutic plasma exchange. We configure our critical care system with an intuitive touch screen display that provides real-time treatment information as well as easy troubleshooting capabilities for hospital staff and an ergonomic mobile stand for exceptional portability.

System One - Critical Care

We also supply related disposable cartridges and treatment fluids necessary to perform dialysis treatment in the critical care market.
The clinical flexibility of the System One, coupled with its ease of use and portability, make our system well suited for hospital critical care environments.

Future Products
In June 2013, we entered into a research and development program sponsored by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense to develop an innovative device for use in military applications under a government sponsored program. This program aligns well with our technology and we expect that we will continue to leverage this product development work in the development of our next-generation critical care system. We expect that the design of our next-generation critical care system will incorporate a small footprint, intuitive touch screen interface, multi-stream fluid management system, and the option of on-demand fluid generation.
In-Center
We sell extracorporeal disposable products under our Medisystems brand that are primarily used for in-center hemodialysis treatments for ESRD patients. These products include hemodialysis blood tubing sets, arteriovenous (AV) fistula needles, apheresis needles, safety accessories and access management disposables.
Our Streamline blood tubing sets feature an efficient and airless design intended to enable providers to optimize dose delivery, and includes our patented LockSite needleless access sites, eliminating the need for sharp needles or costlier guarded needles to be used with the tubing set in connection with dialysis therapy. In addition, our Streamline Express dialyzer features a pre-attached blood tubing set, which is designed to reduce the number of touch point contamination sites. Our AV fistula and apheresis needles have been designed to achieve a smooth blood flow throughout the treatment, intended to result in less clotting, lower pressure drops, and less stress on the patient’s blood. We also offer ButtonHole needles for hemodialysis therapies, which are used by patients that employ the constant-site technique, whereby a fistula needle is inserted in the same place each treatment. We also offer OneSite dual lumen needles which allow the dialysis patient to have only one needle inserted per nocturnal or extended dialysis treatment instead of two. The use of single site access is designed to provide patient comfort during needle insertion and dialysis treatment, preserve vascular access, and reduce the risk of undetected venous needle dislodgement by having the machine alarm and shutdown upon access dislodgement.
NxStage Kidney Care
We operate several recently opened NxStage Kidney Care dialysis centers that treat ESRD patients directly. Our NxStage Kidney Care dialysis centers are focused on supporting therapy with NxStage technology as part of our market development activities to increase home therapy access. Our centers offer a range of treatment options, including home hemodialysis, peritoneal dialysis and flexible in-center hemodialysis, and enable innovative care models designed to fit a patient’s unique clinical and lifestyle needs. Our NxStage Kidney Care dialysis centers also help us to devise best practices for successful home dialysis programs, optimize our product technology and provide sites for future clinical trials.
Our Reporting Segments
We report our operating results through three segments: System One, In-Center and Services. Our other business activities, which we report in the Other category, relate primarily to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) together with research and development and general and administrative expenses that are excluded from our business segment operating results. We refer to our System One segment, In-Center segment, and Other category as our products business. Additional financial information regarding our business segments and geographic data about our assets is contained in Note 9, Business Segment and Geographic Information to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. A discussion of the risks attendant to our operations is set forth in the Risk Factors section of this Annual Report.
System One
Our System One segment includes worldwide revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of products to both markets are made primarily through dedicated sales forces to dialysis centers and hospitals and delivered directly to the customer, or their patients, with certain products sold through distributors. In addition to specialized sales representatives, we also employ nurses in our sales force as clinical educators to support our sales efforts. We have a staff of customer support specialists to assist patients, clinics and hospitals with product orders and deliveries. We also provide technical support 24 hours a day, seven days a week through a dedicated staff of technical support representatives, to respond to questions raised by patients, clinics and hospitals concerning the System One.
Home Market. We market and sell the System One to dialysis clinics in the U.S. and other markets, which in turn provide the System One to their ESRD patients for chronic home hemodialysis treatment. In the U.S., Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in clinic. As a result, we do not sell the System One directly to Medicare patients. A significant majority of System One equipment in the home market is purchased rather than rented by our customers. Purchased equipment pricing includes service for an initial contractual period after which the customer pays a standard service fee. We use a depot service model for equipment servicing and repair. If a device requires repair, we arrange for a replacement device to be shipped to the site of care, whether it is a patient’s home or a clinic, and for pick up and return to us of the system requiring service. This shipment is done by common carrier and, as there are no special installation requirements, the patient or clinic can quickly and easily set up the new machine.
After selling or renting a System One to a new clinic customer, our clinical educators train the clinic’s nurses and dialysis technicians on the proper use of the System One using our proprietary training materials. We then rely on our customers’ trained technicians and nurses to train home patients, their care partners and other technicians and nurses using the System One. In general, we are not responsible for, and do not provide, patient training except for NxStage Kidney Care patients. Patient training takes place at the clinic primarily during the patient’s prescribed treatment sessions. Training typically takes three to four weeks and consists of (1) basic education about ESRD, (2) training patients and care partners on inserting needles into the patient’s vascular access site, and (3) instruction on the use and operation of the System One. Reimbursement for training sessions is provided by Medicare, at a fixed rate, and private insurance.
For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment, and other related services, where applicable.
Our customers in the home market are highly consolidated. DaVita HealthCare Partners (DaVita) and Fresenius Medical Care (Fresenius) own and operate the two largest chains of dialysis clinics in the U.S. and are our two largest customers in the home market. Collectively, they provide treatment to more than two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita contemplated continuation beyond the original expiration date of December 31, 2015, and we anticipate that our agreement will remain in effect unless we and DaVita choose to modify the terms with an amendment or new agreement providing for purchases under a different structure. Our home market agreement with Fresenius expires at the end of 2016 and is similarly designed to have evergreen renewals unless we and Fresenius agree to a different purchase structure or terms.
Critical Care Market. We market the System One directly to hospitals for treatment of acute kidney failure and fluid overload in the U.S. and other markets. Most of our customers in the critical care market use the System One to perform prolonged or continuous renal replacement therapy for their acute kidney failure or fluid overload patients. We position the System One as a differentiated platform for the delivery of renal care in acute settings because of its technologically innovative features, ease of use and portability. The System One’s continuous volumetric balancing offers a simple effluent drainage capacity. It also uses a disposable, integrated treatment cartridge to minimize maintenance and disinfection requirements, and pre-mixed dialysate to free it from cumbersome water processing systems.
A significant majority of System One equipment in the critical care market is purchased rather than rented by our customers. Purchased equipment pricing includes service during our standard one-year warranty period, and we sell one- and two-year service contracts for post-warranty periods. We also offer a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Unlike the home market, we do not use a depot service model for equipment servicing and repair, but instead generally service critical care equipment in the field. The nature of the hospital critical care setting, coupled with the practices of other intensive care unit dialysis equipment suppliers, requires that we offer on-site support for our systems in this environment, or for the use of a trained bio-medical engineer.
After selling or renting a System One to a new hospital customer, our clinical educators generally train the hospital’s intensive care unit and acute dialysis nurses on the proper use of the System One using our proprietary training materials. We then rely on the trained nurses to train other nurses. By adopting this “train the trainer” approach, our sales nurses do not need to return to the hospital each time a new nurse requires training.
We also supply hospitals using the System One with related disposable cartridges and treatment fluids necessary to perform treatment.
International. We sell the System One and certain other products internationally, through a combination of direct sales to dialysis clinics and hospitals in the United Kingdom and Canada, and sales through distributors in Western Europe and other select markets. Products sold to distributors are shipped directly to distributor warehouses and the distributors sell or rent our products to dialysis providers or hospitals and are responsible for marketing, clinic training and equipment servicing and repair.
We entered the international market in 2009 and to date our international sales have been limited and focused primarily on the home market. While we are still early in our international commercialization efforts, we believe that there is a large opportunity for us to expand outside the U.S. Several of our product development initiatives, including our next-generation hemodialysis system and next-generation critical care system, will be important to these efforts.
In-Center
Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis, primarily for the treatment of ESRD patients at dialysis clinics, and needles for apheresis. In this market, our customers are independent dialysis clinics as well as dialysis clinics that are part of national or regional chains. Although in many instances we have direct contractual relationships with our customers, nearly all of our sales in this market are made through national distributors in order to leverage national networks, shipping efficiencies and existing customer relationships. We plan our manufacturing and distribution activities based on distributor purchase orders. Finished goods are shipped directly to distributor warehouses. We support distributor selling and marketing efforts with brand marketing support and a team of clinical educators who assist with clinical in-service activities.
We market our extracorporeal disposable products under the Medisystems brand, which we acquired in 2007. Medisystems branded products have an established reputation for quality, ease of use and innovation, and have been in the in-center market since 1981. In our marketing efforts, we emphasize our Medisystems products’ strong clinical performance and cost-effectiveness.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Gambro AB (a subsidiary of Baxter) accounts for 43% of our 2015 In-Center segment revenues, with all of Gambro's sales of our products being to DaVita. Henry Schein, Inc., our second largest distributor in the In-Center market accounted for 20% of our 2015 In-Center segment revenues.
In 2015, we experienced a decline in In-Center revenue related to the loss of substantially all of our needle sales to DaVita following the expiration of our needle purchase agreement with DaVita in December 2014. In 2016, we expect to see a further decline in our In-Center revenue as a result of reduced blood tubing sales to Gambro.
Services
Our Services segment includes revenues from dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. As of February 8, 2016, we have 17 centers open in 9 states, of which 13 have received Medicare certification. We continue to explore innovative service delivery models with our NxStage Kidney Care dialysis centers to advance the standard of renal care. Some of our service models vary on the number of treating stations within a center, the configuration of the center, hours of operation, and ownership structure. However, at all of our centers, we provide patients with a range of therapy options to meet both their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis or more flexible in-center hemodialysis with the System One, and peritoneal dialysis.
Clinical Evidence
The vast majority of ESRD patients in the U.S. are prescribed traditional in-center dialysis, which consists of three dialysis sessions per week, of approximately four hour duration, in a clinical setting. Despite falling mortality rates in hemodialysis patients during the past decade, rates remain much higher than in age-matched US residents. Notably, among patients under age 50, mortality rates are 25 to 55 times higher than in general U.S. residents. Significant clinical literature strongly supports that home and more frequent hemodialysis therapy can lead to improved clinical outcomes.
Home Hemodialysis
Studies have consistently shown that home hemodialysis may offer enhanced health, control and freedom to ESRD patients. Several observational studies have found home hemodialysis to be associated with a lower mortality risk compared to in-center hemodialysis. Home therapy may also be an effective way by which to increase patient engagement in the delivery of dialysis, with accumulating health services research suggesting improved outcomes with higher patient engagement. In addition, home patients are afforded a newfound independence and control over their care that can result in an improved quality of life.
More Frequent Hemodialysis
The traditional thrice weekly hemodialysis schedule is a clear departure from normal physiology in which the kidneys continuously filter blood. Accompanying each interval between consecutive sessions, changes in serum biochemistry and volume status may increase risks of both acute (e.g., cardiac arrhythmia) and chronic (e.g., end organ damage) complications. The roughly 72-hour interval between consecutive sessions on Friday and Monday or Saturday and Tuesday appears to be especially problematic. Multiple studies have suggested that this interval is associated with increased risks of mortality and morbidity.

More frequent hemodialysis, defined as the range of schedules that eliminates multiple-day intervals between consecutive sessions, mitigates the “unphysiology” of the usual hemodialysis schedule. Regimens range from every-other-day dialysis to daily dialysis. Accumulating evidence, including randomized clinical trials and large observational studies, indicates that more frequent hemodialysis confers multiple benefits, including reduced risk of cardiovascular morbidity, improved regulation of blood pressure and phosphorus and reduced need for related medications, better tolerability of hemodialysis, and improved physical and mental quality of life.
Cardiovascular Disease. Cardiovascular disease is the leading cause of death in hemodialysis patients. An important predictor of cardiovascular mortality and morbidity in dialysis patients is left ventricular hypertrophy (LVH), a condition marked by enlargement and thickening of the walls of the left ventricle. LVH is an adaptive response to increased cardiac work, typically caused by combined pressure and volume overload. Multiple studies show that more frequent hemodialysis reduces left ventricular mass and is associated with significantly lower risk of cardiovascular mortality and morbidity, particularly due to heart failure and hypertensive disease.
Blood Pressure and Antihypertensive Medications. Hypertension is a cardinal feature of ESRD, with the prevalence of hypertension exceeding 85% in new ESRD patients. Highly elevated blood pressure is associated with poor outcomes in dialysis patients. With three hemodialysis sessions per week, blood pressure climbs during the interdialytic interval, in step with interdialytic weight gain, particularly among elderly patients and those with higher dry weight. Multiple randomized clinical trials show that frequent hemodialysis reduces blood pressure and the need for oral medications indicated for hypertension.
Serum Phosphorus and Phosphate Binders. ESRD patients commonly have elevated levels of serum phosphorus (“hyperphosphatemia”). Hyperphosphatemia is associated with higher risk of cardiovascular death. The treatment of hyperphosphatemia is burdensome. Dialysis patients consume on average 19 pills per day and 9 are phosphate binders. Moreover, Medicare Part D expenditures on binders for dialysis patients exceeded $517 million in 2011, at a rate greater than $2,000 per patient per year. Meanwhile, adherence to phosphate binders is poor, especially in younger patients and those with high pill burden. Multiple randomized clinical trials show that frequent hemodialysis reduces serum phosphorus. In observational research, frequent hemodialysis is also associated with a lower percentage of patients using binders.
Dialysis Tolerability. Dialysis treatment can be difficult to tolerate. Recurrent complications during and after the hemodialysis session may limit treatment persistence and engender withdrawal, which is the primary cause of death in 10% to 15% of cases. Long recovery time after treatment is common with the traditional thrice weekly hemodialysis schedule. In one study, recovery time was between two and six hours for 41% of hemodialysis patients and greater than six hours for 27%; recovery time greater than six hours was associated with substantially higher risks of death and hospitalization. In our prospective, observational FREEDOM (Following Rehabilitation, Economics, and Everyday Dialysis Outcome Measurements) study of daily home hemodialysis, recovery time was sharply reduced after 12 months of treatment, from roughly eight hours at baseline to merely one hour in per-protocol analysis. Meanwhile, recovery time after nocturnal hemodialysis may be only minutes in duration. In matched cohort studies, daily home hemodialysis was associated with almost 40% lower risk of death due to withdrawal or cachexia, relative to each of thrice-weekly in-center hemodialysis and peritoneal dialysis. By decreasing recovery time after treatment, frequent hemodialysis can improve the tolerability of dialysis treatment and reduce the incidence of withdrawal from dialysis.
Quality of Life: Physical Health. Characteristics of poor physical health-related quality of life (HRQoL) include limitations in physical, self-care, and social activities, severe bodily pain, frequent tiredness, and low self-rating of physical health. Mean physical HRQoL in hemodialysis patients is much lower than the U.S. general population norm. In both randomized clinical trials and prospective cohort studies, more frequent hemodialysis improves physical HRQoL. More frequent hemodialysis is also associated with improvements in restless legs, especially in patients with severe symptoms, and sleep disturbances, including daytime somnolence.
Quality of Life: Mental Health. Characteristics of poor mental HRQoL include frequent psychological distress, social disability due to emotional problems, and low self-rating of mental health. Poorer mental health, as measured by the Kidney Disease Quality of Life Short Form, has been associated with increased risks of both death and hospitalization in hemodialysis patients. Frequent hemodialysis can address depression and improve mental HRQoL. More frequent hemodialysis also has led to improvement in overall mental health, including large improvements in vitality and social functioning.
Our Competition
The dialysis therapy market is mature and we face competition from many sources. We believe that our competitive strengths include the quality and ease of use of our products and our history of leveraging innovative technology to deliver high value, clinically flexible solutions.
Home Hemodialysis

The System One is the first portable system indicated for home hemodialysis and is also indicated for home nocturnal hemodialysis in the U.S. We believe the System One's design is unique in terms of product quality and ease of use compared to other products cleared for home use in the U.S. because of its design, portability and avoidance of home modifications. Other companies have announced their intent to commercialize new home hemodialysis systems for the U.S., but no such clearances have been granted yet. Multiple competitors provide more traditional systems, against which the System One competes in the home hemodialysis setting.
Critical Care
The System One is also used in the critical care setting. Other providers of products for hemodialysis in the critical care setting include Gambro (a subsidiary of Baxter), Fresenius, Nikkiso Co. Ltd., B. Braun Medical, Inc. (B. Braun) and several smaller companies. In addition, multiple competitors provide more traditional systems used in intensive care units.
We believe we compete favorably in terms of product quality and ease of use due to our System One design, portability, drop-in cartridge and use of premixed fluids.
In-Center
Our Medisystems branded bloodlines, needles and other consumables are sold to U.S. in-center providers and compete against products produced by Fresenius, Nipro Medical Corporation, JMS Co. Ltd. and others. Outside the U.S., we face competition from several firms, including B. Braun and Baxter, together with its subsidiary Gambro.
We believe that we compete favorably with a strong Medisystems brand and with respect to product quality, ease of use, cost effectiveness, clinical flexibility and performance.
Services
The U.S. dialysis services industry is highly competitive. A majority of U.S. dialysis centers are operated by the two largest dialysis organizations, DaVita and Fresenius, with the remaining facilities allocated among several mid-sized dialysis organizations and a number of small dialysis organizations and local hospitals.
Intellectual Property
We seek to protect our investment in the research, development, manufacturing and marketing of our products through the use of patent, trademark, copyright and trade secret law. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related and important to our business both in the U.S. and abroad. We also have domestic and foreign pending patent applications. Any of our trade secrets, know-how or other technology not protected by a patent could be misappropriated, or independently developed by, a competitor and could, under some circumstances, be used to prevent us from further use of such information, know-how or technology. We require our employees, consultants and advisors to execute confidentiality agreements with us. We also require our employees to agree to disclose and assign to us inventions conceived by them during their employment with us. Similar obligations are imposed upon consultants and advisors performing work for us relating to the design or manufacture of our products. Despite efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.
Patents. Our strategy is to develop patent portfolios for our research and development projects. Patents for individual products extend for varying periods of time according to the date a patent application is filed or a patent is granted and the term of the patent protection available in the jurisdiction granting the patent. The scope of protection provided by a patent can vary significantly from country to country.
As of December 31, 2015, we had 148 U.S. and foreign counterpart patents and 54 U.S. and foreign counterpart patents pending. The issued patents and pending patent applications cover, among other things:
•safety technology for automated blood treatments;

•	control and mechanical features aimed at set-up including priming of blood circuits and preparation of fluids including dialysate for hemodialysis and peritoneal dialysis;
•blood circuit improvements aimed at safety, cost effectiveness and convenience;
•control technology aimed at reliability and safety of blood treatment machines; and
•sensor technology including temperature and pressure sensors.
The approximate expiration periods for our issued patents are as follows:

Expiration	Portion of Patent Portfolio
Within the next 5 years	38%
6-10 years	38%
11-15 years	20%
16-20 years	4%
Hemodialysis technologies have been in existence for over fifty years, and there are thousands of patents held by third parties that relate to dialytic technologies. Collectively, our patents and other intellectual property are important to us, although there is no single patent that is solely responsible for protecting our products. We believe that the duration of our patents is adequate relative to the expected lives of our products.
Product Development
Our product development organization is working to develop innovative technical approaches that address the limitations of current dialysis systems and disposable products. We focus our development innovation on new hardware and disposables that allow for lower cost and higher capability. This includes developing new sensors, software, disposable designs, pump designs, manufacturing techniques, assembly automation, plastic processing technologies, and user interfaces, to name a few of our important development areas. Our development team has skills across the range of technologies required to develop and maintain dialysis systems and products, including filters, tubing sets, mechanical systems, fluids, software and electronics.
We are continually working on enhancements to our product designs to improve ease of use, functionality, reliability and safety and to reduce product cost. We also seek to develop new products that supplement our existing product offerings and intend to continue to actively pursue research and development opportunities for complementary products.
We believe our research and development efforts are critical to our success and continue to make significant investments in our product pipeline. Our research and development expenses were $26.2 million (8% of total revenues), $22.6 million (8% of total revenues) and $18.9 million (7% of total revenues) during 2015, 2014 and 2013, respectively.
Manufacturing
We have significant manufacturing infrastructure dedicated to high-volume plastics disposables production. We have manufacturing facilities in Mexico, Germany and Italy. Manufacturing innovation of process and automation is a critical capability that has contributed to our ability to manufacture high quality, low-cost products. We have designed most of our production automation ourselves. At our facility in Tijuana, Mexico, we manufacture System One equipment and disposables and in-center bloodlines, and we service System One equipment. We manufacture our dialyzer filters at a facility in Germany owned by Asahi and operated by us, and we perform molding activities at our facility in Italy. We complement our internal production capabilities by outsourcing the manufacture of premixed dialysate, needles and some components.
We depend upon a number of single-source suppliers for certain of our raw materials, components and finished goods, including the fiber used in our System One filters, our needles, premixed dialysate and sterile bags, as well as sterilization services. Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Where obtaining a second source is more difficult, we have tried to establish supply agreements that better protect our continuity of supply, although we do not have supply agreements with all of our single-source suppliers. Where we have no agreements in place, we work, to the extent economically feasible, to maintain enough inventory of the single-sourced component to allow us to, if needed, satisfy our requirements for the component while we secure an alternative source of supply. Some of our most critical single-source supply relationships are with Membrana GmbH and Laboratorios PiSA S.A. de C.V.
Membrana is our only supplier of the fiber used in our filters for System One products under an agreement that expires in December 2023, and contractually we cannot obtain an alternative source of fiber for our System One products. While our relationship with Asahi could afford us back-up supply in the event of supply disruptions at Membrana, we do not have the regulatory approvals necessary to use Asahi fiber in our System One cartridge.
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
Government Regulation
In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market and, for our NxStage Kidney Care dialysis centers, the manner in which we administer and submit claims for patient care. In the foreign countries in which we market and sell our products, we are subject to local regulations affecting, among other things, design and product standards, packaging and labeling, and promotion requirements.
Food and Drug Administration
In the U.S., our products are subject to regulation by the FDA as medical devices. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things:
-    violation letters;
-    fines, injunctions, and civil penalties;
-    recall or seizure of products;

-	administrative detention, which is the detention by the FDA of medical devices believed to be adulterated or misbranded;
-    operating restrictions, partial suspension or total shutdown of production;
-    failure of the government to grant pre-market clearance or pre-market approval for devices;
-    withdrawal of marketing clearances or approvals; and
-    criminal prosecution.
Unless an exemption applies, all medical devices must receive either 510(k) clearance or an approved pre-market application (PMA) from the FDA before they may be commercially distributed in the U.S. To obtain a 510(k) clearance for a device, a pre-market notification to the FDA must be submitted demonstrating that the device is substantially equivalent to a legally marketed predicate device. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission, but as a practical matter, pre-market clearance can take significantly longer, potentially up to one year or more. The PMA process is much more demanding and uncertain than the 510(k) pre-market notification process and must be supported by extensive clinical, technical and other information, including at least one adequate and well-controlled clinical investigation. The FDA has 180 days to review an accepted PMA, although the review generally occurs over a significantly longer period of time, and can take up to several years.
FDA Regulatory Clearance Status
We currently have all of the regulatory clearances required to market the System One in the U.S. in both the home and critical care markets, all of which have thus far been granted as 510(k) clearances. The FDA has cleared the System One for the treatment, under a physician’s prescription, of renal failure or fluid overload using hemofiltration, hemodialysis and/or ultrafiltration. The FDA has also specifically cleared the System One for both home hemodialysis and home nocturnal hemodialysis use under a physician’s prescription.
We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance before market launch. In total, we have received from the FDA 41 product clearances for the System One and related products and 25 product clearances for our Medisystems branded extracorporeal disposable products.
Continuing FDA Regulation
After a device is placed on the market, numerous regulatory requirements apply, including:

-	Quality System Regulations, which require manufacturers to have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices;

-
labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved, or off-label, uses and impose other restrictions on labeling and promotional activities;

-	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

-
medical device reporting (MDR) regulations, which require that manufacturers evaluate and investigate potential adverse events and malfunctions, and report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

-	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

-	regulations pertaining to voluntary recalls;

-	notices of corrections or removals; and

-	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action.
We are registered with the FDA as a medical device manufacturer. The FDA seeks to ensure compliance with regulatory requirements through periodic facility inspections and these inspections may include the manufacturing facilities of our subcontractors.
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
In the EU we must comply with a number of regulatory requirements for products that have been CE marked and placed on the market relating to:

-	registration of medical devices;

-	pricing and reimbursement of medical devices;

-	establishment of post-marketing surveillance and adverse event reporting procedures;

-	field safety corrective actions, including product recalls and withdrawals;

-	marketing and promotion of medical devices; and

-	interactions with physicians.
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
Licensure and Certification
Our NxStage Kidney Care dialysis centers must be certified by CMS to receive Medicare payments. In some states, these centers must also secure additional state licenses, permits or certificates of needs. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of coverage by the Medicare ESRD program.
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
Anti-Kickback Statutes
The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration intended to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive health care reform legislation, and the implementing regulations, released in February 2013, require us to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals annually to CMS for public reporting. It is widely anticipated that public reporting under the Sunshine Act will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.
The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services (OIG) issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within a safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. If scrutinized, arrangements that implicate the Anti-Kickback Statute, and that do not fall within a safe harbor, are analyzed by the OIG and other enforcement authorities on a case-by-case basis.
Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of medical device manufacturers and other healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions. The 2010 Patient Protection and Affordable Care Act expanded the language of the Anti-Kickback Statute to provide that any claims submitted in violation of the Anti-Kickback Statute are also false claims under the False Claims Act. Enforcement actions based on Anti-Kickback Statute claims may also result in False Claims Act violations.
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
False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. In addition, medical device manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused the submission of false claims, including through arrangements that violate the Anti-Kickback Statute. The federal False Claims Act also includes whistleblower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to the sales and marketing practices of pharmaceutical and medical device manufacturers have been cases brought under the False Claims Act. In addition, amendments to the False Claims Act impose severe penalties for the knowing and improper retention of overpayments collected from governmental payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny.
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
Compliance Program
The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to endeavor to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities. For example, we have (1) established a compliance team consisting of representatives from our Legal, Finance, Human Resources, Regulatory Affairs/Quality Assurance and Commercial departments that meets regularly; (2) established a compliance hotline that permits our employees to report anonymously any compliance issues that may arise; and (3) instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, with qualified legal counsel to help ensure they are compliant.
Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Thus, it is possible that governmental entities or other third parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If a claim were asserted against us for alleged non-compliance with fraud and abuse laws, false claims laws or other healthcare laws, and we were not to prevail, possible penalties and sanctions could have a material effect on our financial condition and ability to conduct our operations.
Privacy and Security
In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies and related products to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients call our customer service representatives directly and during the call may disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care dialysis centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under the Health Insurance Portability and Accountability Act of

1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HIPAA). HIPAA and the rules promulgated thereunder require certain entities to comply with established standards, including standards regarding the privacy and security of protected health information known as the HIPAA Privacy and Security Rules and to provide notification following a data breach involving protected health information. We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, state breach notification laws, and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. Violations of HIPAA may result in penalties and enforcement actions by the Department of Health and Human Services Office of Civil Rights (OCR). OCR has recently focused its enforcement efforts on compliance with the HIPAA Security Rule, bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct a thorough risk analysis. Enforcement actions may lead to monetary penalties and to costly and restrictive corrective action plans.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data securities breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Recently, the European Court of Justice invalidated an international safe harbor agreement that provided a mechanism for transferring personal data between the U.S. and Europe, and European data protection authorities have called for enforcement action unless U.S. and European authorities agree to a replacement data-sharing agreement by the end of January 2016. As a result, we have established alternate legitimate means of transferring personal data from European jurisdictions to the United States. The legitimacy of these alternate means is subject to differing interpretations among various European jurisdictions. Furthermore, the European Court of Justice's decision may result in different European data protection regulators applying different standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.
Reimbursement
Home and In-Center Markets
Medicare regulations require that all Medicare ESRD patients requiring dialysis be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We sell or rent our System One and sell our needles and blood tubing sets to dialysis clinics. These clinics, in turn, are reimbursed by Medicare, Medicaid and private insurers. According to the 2014 United States Renal Data Systems (USRDS) Annual Data Report, Medicare or Medicaid is the primary payor for approximately 83% of dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 6% of patients are covered by commercial insurance with Medicare as the secondary payor, with the remaining 11% of patients classified by the USRDS as “other” or “unknown.” Certain centers have indicated that more frequent home hemodialysis therapy with the System One attracts a higher percentage of commercial insurance patients than other forms of dialysis.
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
For ESRD patients under age 65 who have any employer group health insurance coverage, regardless of the size of the employer or the individual’s employment status, Medicare coverage is generally secondary to the employer coverage during the 30-month period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During this period, the patient’s existing insurer is responsible for paying primary benefits at the rate specified in the applicable group health plan, which may be a negotiated rate or the healthcare provider’s usual and customary rate. As the secondary payor during this period, Medicare will make payments up to the applicable Medicare payment rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.
Medicare generally is the primary payor for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payor for ESRD patients during the 30-month period under certain circumstances. Medicare remains the primary payor when an individual becomes eligible for Medicare on the basis of ESRD if (1) the individual was already age 65 or over or was eligible for Medicare based on disability and (2) the individual’s private insurance coverage is not by reason of current employment or, if it is, the employer has fewer than 20 employees (in the case of eligibility by reason of age) or fewer than 100 employees (in the case of eligibility by reason of disability). The rules regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both ESRD and age, or disability, have been, and may continue to be, the subject of frequent legislative and regulatory changes.
When Medicare is the primary payor for services furnished by dialysis clinics, it reimburses dialysis clinics for 80% of the allowable rate, leaving the secondary insurance or the patient responsible for the remaining 20%.
As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, iron and Vitamin D). The prospective payment system replaced the former system, which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fees for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Because the home setting provides the most practical and economic setting for the implementation of alternative therapy delivery models that have been well-documented to offer significant clinical and quality of life benefits, most patients using the System One in the home have been prescribed to receive more than three treatments per week. To the extent that Medicare contractors determine they will not pay for additional treatments, adoption of the System One would likely be impaired and revenues from our NxStage Kidney Care dialysis centers likely would be reduced.
Medicare has been consolidating the Medicare contractors that process and pay Medicare claims. Accordingly, there have been and may continue to be changes in the contractors that determine medical justification for dialysis treatments. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, adoption of our System One in the home market may be impaired and revenues from our NxStage Kidney Care dialysis centers likely would be reduced.
Based on an analysis of historical Medicare payment files by the University of Michigan Kidney Epidemiology and Cost Center, those delivering more frequent dialysis at home receive reimbursement, on average, for 1.5 times the number of treatments per month versus conventional dialysis, although this amount varies by jurisdiction. This variance arises from Medicare contractor policies, as well as from varying center billing practices. Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case by case basis. As there is no consistent national standard for what constitutes medical justification, a clinic’s decision as to how much it is willing to spend on home dialysis equipment and services will be at least partly dependent on the level of confidence the center has in the predictability of receiving reimbursement from Medicare for additional treatments per week based on submitted claims for medical justification.
A stated goal of the ESRD prospective payment system was to encourage home dialysis. To date, it has not had a positive impact on the adoption of home or more frequent hemodialysis or the price for which we can sell our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased rates of training for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.
As part of the American Taxpayer Relief Act of 2012, Congress instructed CMS to recalculate the base payment rate under the prospective payment system for services furnished in 2014 and thereafter to account for changes in utilization of renal dialysis drugs since the prospective payment system was implemented. In response, CMS established a 12% reduction to the base payment rate to be implemented over a three- to four-year transition period, with overall payments for 2014 remaining unchanged. However, the Protecting Access to Medicare Act of 2014 replaced this phased-in reduction with reductions to the annual inflation adjustment to the base rate (known as the “market basket adjustment”) in 2015-2018. As a result, the reduction is 1.25 percentage points in 2016 and 2017, and 1 percentage point in 2018. The effect of this change on the adoption of home and more frequent hemodialysis is not yet known.

Since April 1, 2013, Medicare payments to providers and suppliers for dialysis and related services have been reduced by 2% due to the automatic spending cuts (known as “sequestration”) required by U.S. federal legislation. These cuts adversely impact Medicare payment for all dialysis treatments and could affect adoption of home and more frequent hemodialysis.
Medicaid. Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured. For those who are eligible, the programs serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverage, such as for self-administered outpatient prescription medications, that is not provided by Medicare. For ESRD treatment, state regulations generally follow Medicare coverage and reimbursement levels, but without any co-insurance amounts, which is pertinent mostly for the three-month waiting period for Medicare coverage. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets.
Private Insurers. Some ESRD patients have private insurance that covers dialysis services. Healthcare providers, including our NxStage Kidney Care dialysis centers, receive reimbursement for ESRD treatments from the patient or private insurance during a waiting period of up to three months before the patient becomes eligible for Medicare. In addition, if the private payor is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient’s eligibility or entitlement to Medicare benefits. On average, private insurance pays significantly more for dialysis services than Medicare and these patients with private insurance are generally viewed as more profitable to dialysis service providers.
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
The rules on the coverage and reimbursement of medical devices outside the U.S. and EU vary widely from country to country and often from hospital to hospital. In addition, healthcare reform proposals and medical cost containment measures in many foreign countries could, among other things, limit the use of our products and treatments in those countries and further reduce reimbursement available for such use or eliminate coverage altogether. These reforms or cost containment measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments within these regions, as well as limit the prices we may charge for our products.
Our Employees
As of December 31, 2015, we had approximately 3,600 employees, including full-time, part-time and temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations. Most of our employees are involved in the manufacture of our products and are employed outside of the U.S., with the significant majority employed in Mexico.
Corporate Information
We were incorporated in Delaware in 1998 under the name QB Medical, Inc., and later changed our name to NxStage Medical, Inc. Our principal executive offices are located at 350 Merrimack Street, Lawrence, Massachusetts 01843.
Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.nxstage.com) under the “Investor Relations” subsection of the “Our Company” section of the site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report.
Executive Officers
Our executive officers as of February 11, 2016 were as follows:
Jeffrey H. Burbank, 53, is our Chief Executive Officer and a member of our Board of Directors and has served in these positions since he founded the company in December 1998. Mr. Burbank has over 30 years of in-depth management experience with companies developing, marketing and manufacturing products for ESRD patients. He has led NxStage since its inception, guiding it through all of its developmental phases to the successful initiation and rapid growth of commercial activities, its initial public offering, the acquisition of Medisystems Corporation, the evolution of the product line, and into services. Prior to founding NxStage, Mr. Burbank co-founded Vasca, Inc., a company providing innovative implantable access devices, where he was the President and Chief Executive Officer, as well as Chairman of the Board. He gained significant renal industry experience during his nine years in the Renal Division at Gambro, Inc., a medical technology company, with his last position as Director of Marketing and Advanced Technologies. During his career he has been an inventor on over 50 U.S. patents for medical devices. Mr. Burbank received his BS in Industrial Engineering from Lehigh University.
Robert S. Brown, 57, is the President of NxStage Kidney Care and has served in this position since June 2013. Before that, he served as our Senior Vice President, Chief Financial Officer and Treasurer since 2006. Mr. Brown has more than 20 years of financial experience. Prior to joining NxStage, Mr. Brown held several leadership positions in the financial group of Boston Scientific Corporation, a medical device company, including Vice President, Corporate Analysis & Control, where he and his team were responsible for the company’s financial, compliance, and operational audits and reported directly to the audit committee of the board of directors. Mr. Brown also served as Vice President, International at Boston Scientific where he was responsible for the financial functions of the company's $2.5 billion international division in over 40 countries. Previous experience also includes financial reporting and special projects at United Technologies, a high technology manufacturer, and public accounting and consulting at Deloitte & Touche, an auditing firm. Mr. Brown received his BBA from The University of Toledo and his MBA from The University of Michigan. He is also a Certified Public Accountant.
Winifred L. Swan, 51, is our Senior Vice President and General Counsel and has served in these positions since January 2005. Before that, she served as our Vice President and General Counsel since November 2000. Ms. Swan has over 20 years of legal expertise in medical devices. Prior to joining NxStage, Ms. Swan was Senior Corporate Counsel at Boston Scientific Corporation, a medical device company, where she focused on mergers and acquisitions and business development transactions. Before that, she was an associate at Goodwin Procter LLP, a law firm, specializing in corporate and securities law. Prior to law school, Ms. Swan served as a financial analyst in the Capital Markets Group of Merrill Lynch, a financial management and advisory company. Ms. Swan received a BA in Economics and Public Policy from Duke University and her JD from the University of Pennsylvania.
Matthew W. Towse, 53, is our Senior Vice President, Chief Financial Officer and Treasurer and has served in these positions since July 2013. He has also served as our Chief Accounting Officer since January 2015. Mr. Towse has over 25 years of experience in global financial management with both public and private companies across multiple industries. Prior to joining NxStage, he served as Vice President and Chief Financial Officer of Vette Corp., a venture-capital backed global design, engineering and manufacturing technology company from 2006 until its acquisition by a strategic buyer in April 2012. From 2003 to 2005, he served as Senior Vice President and Chief Financial Officer of Fairchild Semiconductor International, Inc. Previously, Mr. Towse served as Fairchild’s Vice President and Corporate Treasurer from 1997 to 2003, and held various financial positions with National Semiconductor from 1991 to 1997 before becoming part of the team that spunoff Fairchild from National. Earlier in his career, Mr. Towse was an audit manager with Ernst & Young LLP, an auditing firm, and most recently, he served as an Interim Chief Financial Officer with Tatum, LLC, an executive services firm. Mr. Towse is a Certified Public Accountant and received his BBA from the University of Notre Dame.
Joseph E. Turk, Jr., 48, is our President and has served in this position since November 2013. Before that, Mr. Turk served as our President of North American Operations from December 2010 to November 2013, Senior Vice President, Commercial Operations from January 2005 to December 2010 and Vice President, Sales and Marketing from May 2000 to January 2005. Mr. Turk brings a strong strategy and market development background to NxStage. Prior to joining NxStage, he served as Director of New Business Development at Boston Scientific Corporation, a medical device company. Before that, he was one of the leaders of the Midwest Health Care and Biotechnology Practice of McKinsey & Company, a management consulting firm, as a Senior Engagement Manager in the firm's Chicago office. Mr. Turk received an AB in Economics from Wabash College and his MBA in Marketing and Finance from Northwestern University's J.L. Kellogg School.

Item 1A.	Risk Factors
We face a number of risks and uncertainties that are difficult to predict and many of which are outside of our control. In this section, we describe what we believe are the material risks to our business and future development. This is not an exhaustive list of risks affecting our business. There may be other risks that are not currently known to us or that we currently believe are immaterial but turn out to be material in the future. If any of these risks were to materialize, it could adversely affect our business, financial condition, results of operation, reputation and growth prospects, and cause actual results to differ materially from those projected in any of our forward-looking statements. In that case, the value of our common stock could decline substantially.
Investors should carefully consider the risk factors described below together with the other cautionary statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report.
Risks Related to our Business
The home dialysis market may not expand sufficiently to support our growth prospects.
While we believe our largest growth opportunity currently is within the home dialysis market, home dialysis therapies have not been extensively adopted. With our current technology, we believe that approximately 10-15% of end-stage renal disease patients in the U.S. would be appropriate candidates for home hemodialysis. However, only 2% of U.S. chronic dialysis patients receive hemodialysis treatments at home.
Our growth requires that we continue to shift patients’ and the medical community’s understanding and view of home hemodialysis, and will require further increases in the number of patients who adopt home hemodialysis from current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs due, in part, to certain Medicare reimbursement policies. We will need to continue to devote significant resources to expanding the home dialysis market, but these efforts ultimately may not be successful.
Medicare reimbursement policies may limit patient access to our home hemodialysis products.
Medicare regulations that, directly or indirectly, have a disproportionate impact on home hemodialysis therapy may limit patient access to our home hemodialysis products. In 2011, the Centers for Medicare and Medicaid Services implemented a prospective payment system for dialysis treatment. Under this prospective payment system, the Centers for Medicare and Medicaid Services makes a single bundled payment to the dialysis center for each dialysis treatment that covers all renal dialysis services, inclusive of home dialysis and most drugs frequently administered to dialysis patients. This payment system replaced the former system which paid centers a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. A stated goal of the new prospective payment system was to encourage home dialysis. To date, this reimbursement structure has not had a positive impact on the adoption of home or more frequent hemodialysis or the price of our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased rates of training for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.
Medicare provides broad and well-established reimbursement in the U.S. for treating end-stage renal disease patients with hemodialysis three times a week. Most patients using the System One in the home, however, have been prescribed to dialyze more than three times per week to attain the clinical benefits of more frequent dialysis. Given the increased provider costs associated with providing more frequent dialysis, access to our home hemodialysis products will be impacted by whether dialysis centers receive or pursue adequate reimbursement for the additional dialysis treatments. Reimbursement for more frequent hemodialysis requires medical justification provided by the dialysis center based on information from the patient’s physician, which increases the center’s administrative burden. In addition, there is no national standard for what constitutes medical justification, thus reimbursement for more frequent hemodialysis varies due to differing Medicare contractor policies and center billing practices. Dialysis centers may be unwilling to support more frequent home hemodialysis in the absence of predictable Medicare reimbursement for additional treatments per week based on submitted claims for medical justification.
Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case-by-case basis. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, has issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in recent

Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian and the Centers for Medicare and Medicaid Services on this question. Many clinics have reported that they have continued to bill, and be paid for, additional treatments under this article; however, certain clinics have chosen at least at this time not to bill for more frequent dialysis sessions and this has impacted new patient access at those clinics. It remains unclear how this article will be implemented and what its impact will be in the long term.
Measures to reduce healthcare costs may hurt our business.
Our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis treatments. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the System One or our other products and limits the prices we may charge for our products. The Centers for Medicare and Medicaid Services issued the 2016 final rule for the end-stage renal disease prospective payment system, which reduces the base reimbursement rate by about 4% over last year. Commercial insurance payors may also exert downward pressure on payment rates for dialysis services. A reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the availability of and reimbursement for healthcare services. For example, in 2010, comprehensive U.S. health care reform legislation was passed that had imposed a 2.3% excise tax on domestic sales of certain medical devices, including our products, which reduced our profitability. In December 2015, this tax was suspended for two years, but will continue to have a negative financial impact when it is imposed again starting in 2018, unless permanently suspended or repealed. Rising healthcare costs have also lead many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures. Any of these measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments, as well as limit the prices we may charge for our products.
We sell a limited number of products.
We derive most of our revenues from the sale or rental of the System One and the related products used with the System One, with the remainder of our revenues largely coming from the sale of a few key disposable products, including blood tubing sets and needles. Although we are working on initiatives that should diversify our future revenues, including our next-generation hemodialysis system, a system for peritoneal dialysis, and our NxStage Kidney Care dialysis centers, our present business continues to be exposed to risks that are concentrated in a small number of products. As a result, any event that adversely affects these products or the markets for these products could have a significant adverse impact on our business.
Our relationships with DaVita and Fresenius are important to our business.
DaVita and Fresenius collectively provide treatment to over two-thirds of U.S. dialysis patients and are our two largest customers. Sales to them have driven a large portion of our historical revenue growth. Any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers, would have an adverse impact on our revenues. In addition, these large dialysis providers have significant purchasing power and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.
Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita contemplated continuation beyond the original expiration date of December 31, 2015, and we anticipate that our agreement will remain in effect unless we and DaVita choose to modify the terms with an amendment or new agreement providing for purchases under a different structure. Our home market agreement with Fresenius expires at the end of 2016 and is similarly designed to have evergreen renewals unless we and Fresenius agree to a different purchase structure or terms.
We may be unable to achieve or sustain profitable operations.
Since inception, we have incurred negative operating margins and losses every quarter. Currently, we have a significant accumulated deficit. Although we are working towards achieving profitability, we continue to invest in our operations, in particular with respect to our NxStage Kidney Care dialysis centers and product pipeline, to drive future growth. Accordingly, while we expect to leverage our future operating expenses, we do expect those expenses to continue to increase as we grow our business, and we cannot ensure the timing, extent or sustainability of our future profitability.
Our NxStage Kidney Care dialysis centers introduce significant new risks to our business.

As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers must comply with complex regulations that are, in some instances, new to our business, including:

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
If we violate such laws and regulations, we may face criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in Medicare, Medicaid and other government programs. If we are found to have submitted improper claims for reimbursement to the government, we may also have to repay amounts received from government payors and pay additional damages and interest.
Joint ventures have become common vehicles within the dialysis services industry and are designed to improve the quality of care while managing healthcare costs by sharing clinical expertise, management experience and industry knowledge in an efficient manner. A few of our NxStage Kidney Care dialysis centers are structured as joint ventures in which physicians hold an interest. These physician owners may also provide medical director services and refer patients to our dialysis centers. There has been growing governmental scrutiny of joint ventures and other financial arrangements with physicians or physician groups. Although we seek to structure our joint ventures in compliance with all regulatory requirements, the applicable laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. Regulatory authorities may challenge our joint ventures on the ground that they are intended to induce patient referrals and, if successful, may require that we restructure or terminate our joint ventures, repay to Medicare amounts received by them pursuant to any prohibited referrals, and incur the types of penalties described in the preceding paragraph.
Before any NxStage Kidney Care dialysis center may bill and receive payment for dialysis services provided to patients covered by Medicare and certain private insurers, it must enroll in the Medicare Program. Medicare enrollment requires, among other things, that a center successfully complete a certification process conducted by individual state agencies on behalf of the Centers for Medicare and Medicaid Services. Our NxStage Kidney Care dialysis centers may be unable to obtain Medicare certification in a timely manner, if at all.
Our NxStage Kidney Care dialysis centers are focused on supporting home therapy and providing flexible in-center options with NxStage technology as part of our market development activities to increase home therapy access. Our customers may, however, perceive these centers to be directly competing with their business which could and may have already negatively impacted product sales.
We face competition from many sources.
The dialysis therapy market is mature and we face competition from many sources, including those that are listed in the section of this report entitled “Business - Our Competition.” Our competitors may have a significant competitive advantage by:

•	offering products and services that are more widely recognized by physicians, patients and providers;

•	offering broader product lines which enable them to offer a broader bundle of products;

•	having significantly more financial and human resources, more established service and customer support infrastructures and spending more on product development and marketing;

•	having more established sales forces and distribution channels; and

•
having more established relationships with the providers of dialysis therapy, including Fresenius which is the world’s largest provider of dialysis services and products and may at any time reduce its promotion of our dialysis products to its dialysis patients in favor of its own dialysis products.

Further consolidation within the highly competitive dialysis industry may exacerbate these risks.
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we anticipate reduced demand for our blood tubing sets from Gambro during 2016. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.
As we attain greater commercial success, our competitors are likely to develop products that offer features and functionality similar to the System One and our other products. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better reliability, convenience or effectiveness or are offered at lower prices.
The development of viable medical, pharmacological and technological advances in treating or preventing kidney failure may also limit the market for our products and services. While kidney transplantation is the treatment of choice for most patients with end-stage renal disease, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older patients. This may change, however, with the development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants, and other advances in kidney transplantation.
We need to maintain strong product reliability to grow our business.
We need to maintain strong reliability for our existing products to achieve our growth and profitability objectives. Poor product reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. We also need to establish strong product reliability for all new products we offer. With new products, we are more exposed to risks relating to product quality and reliability until the manufacturing processes for these new products mature. From time to time, we may transition the manufacturing and supply of products and components to different suppliers or locations. As we make these changes, we are more exposed to risks relating to product quality and reliability until the manufacturing processes mature. Like all transitions of this nature, they could increase our costs in the near-term.
We need to develop and commercialize new products to grow our business.
Our future growth requires that we develop and commercialize new products to address changing market requirements, such as our next generation hemodialysis system, peritoneal dialysis system, and next generation critical care system. Otherwise, we may lose revenues or market share to our competitors, which may be difficult to regain. Developing innovative products and bringing them to market is a highly costly, lengthy and uncertain process. Our efforts may not produce commercially viable products due to the many technological, regulatory, operational and other risks associated with product development, including:

•	the new product may not perform as intended and may have safety concerns;

•	the FDA and other regulatory authorities may not approve the new product or the facilities in which it is manufactured in a timely manner or at all;

•	payors may not reimburse the new product sufficiently or at all;

•
competing products may be safer, more effective or easier to use; we may be unable to manufacture sufficient quantities of the new product for development or commercialization activities in a timely and cost-effective manner; and

•	market demand for the new product may fall below expectations.
General economic and financial market conditions may exacerbate our business risks.
Global macro-economic conditions and the world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. As a result, they may choose to rent rather than purchase our equipment or enter into other less-capital intensive purchase structures with us, which may reduce our cash flows, and have fewer personnel available to train new patients for home hemodialysis. Our international business is particularly vulnerable to global macro economic conditions. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar would increase our product costs which would reduce our gross profit.
We may not effectively manage our growth.
Our business growth will strain our administrative and operational infrastructure unless we:

•	increase our manufacturing capacity to meet customer demand;

•	expand our sales and marketing and on-going development capabilities;

•	improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures; and

•	manage the increased complexity and scope of our relationships with various partners, distributors, suppliers, manufacturers and other organizations.
We may be unable to implement such changes in an efficient and timely manner, and in the process of expansion may discover deficiencies in our existing systems and controls.
We need to effectively manage our field equipment.
Our home market relies upon an equipment service swap model and, for some of our customers, an equipment rental model that requires us to effectively manage our System One and PureFlow SL field equipment. While a majority of our home market customers currently purchase rather than rent our equipment, this may change due to pressures within the healthcare industry to reduce capital spending and other factors. Increases in our rental or service swap equipment would increase our ongoing cash requirements to fund working capital. In addition, our gross margins may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could incur increased costs, realize increased cash requirements and have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
We may be subject to litigation claims from time to time.
From time to time, we are threatened with individual actions involving our business, including without limitation products liability, employment, intellectual property, commercial and tort claims. The manufacture and marketing of medical devices, in particular, has an attendant risk of product liability claims. If any of our employees or products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Any claims made against us could adversely affect our reputation and damage our position in the market. Claims can also be time consuming, distracting, and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer. Any investigation into alleged unlawful conduct could increase our expenses, damage our reputation, and divert management time and attention from operating our business. While we maintain insurance at levels deemed adequate by management, future claims may exceed our insurance coverage or may not be covered by any insurance.
Acquiring or developing new lines of business may present new challenges to our business.
In the course of evaluating growth opportunities, we may acquire or develop a new line of business or products, as we did in 2007 with the acquisition of Medisystems and in 2013 with the introduction of our NxStage Kidney Care dialysis centers. There are substantial risks and uncertainties associated with any change in business lines or strategy that may prevent us from realizing the anticipated benefits of such opportunities or adversely affect our business, including:

•	need for significant investment without assurance of success;

•	potential disruption of our ongoing business;

•	need for involvement of senior management, which will take away from the time they ordinarily spend on the remainder of our business;

•	entry into markets or types of businesses in which we have limited experience;

•	impairment of relationships with partners and customers;

•	addition of new complex compliance obligations;

•	difficulty in managing geographically remote units both in the United States and internationally;

•
difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our product and service offerings;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in transitioning and integrating the operations and personnel of an acquired businesses, including with respect to differing and complex accounting and financial reporting systems;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	loss of key employees of an acquired company; and

•	inaccurate assumptions of an acquired company's product or service quality.

We have international operations that introduce a number of risks and uncertainties.
We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally. We are subject to a number of risks and challenges that specifically relate to these international operations, including:

•
foreign exchange risk, in particular with respect to the euro and peso, which could adversely affect our financial results and our ability to maintain mutually beneficial and profitable relationships with foreign vendors and distributors;

•	costs and challenges associated with sourcing and shipping goods internationally and importing and exporting goods;

•	difficulty managing operations in multiple locations;

•	local regulations that may restrict or impair our ability to conduct our operations, increase compliance costs, and make it more expensive and complex to manage our workforce;

•	fluctuations in local economic conditions;

•	health issues, such as pandemic disease risk, and natural disasters, such as flooding, hurricanes and earthquakes, which could disrupt our manufacturing and logistical and import activities; and

•	in certain locations, risks associated with local instability, including threats of violence, which could lead to disruptions in supply at our manufacturing facilities or key vendors.
These risks and uncertainties may materially impact our growth strategy in these markets and overall operating profits. Risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, as we do in the United Kingdom and Canada.
Our In-Center and international business relies heavily upon third-party distributors.
Substantially all of our blood tubing sets and needles are sold through distributors. We also use distributors to sell our products in most of our international markets. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Distributors may sell products that compete with our products, and we may be unable to motivate them to focus their efforts on selling our products. If our distributors don’t comply with applicable laws in the sale and marketing of our products or fulfill any responsibilities they may have to protect the intellectual property rights underlying our products, our revenues may decline and we may become involved in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Moving any of this business to other distributors would involve switching costs that may be material in the near-term.
We rely on the expertise of a concentrated group of employees.
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
Risks Related to the Regulatory Environment
Our products and business are subject to extensive regulation.
We need regulatory approvals to market new products and, in some cases, modifications to existing marketed products. Regulatory approval pathways for medical devices may be complex, time consuming and difficult to define, and they may become more onerous through additional regulation. We may be unable to obtain the necessary approvals to market our new products and modifications to marketed products in a timely manner, if at all. Foreign markets are particularly challenging as the regulatory approval procedure varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA approval process and are not superseded by obtaining approval from the FDA or another country's regulatory authority. As these regulatory requirements become increasingly more stringent, it may become more difficult and costly for us to expand into new markets. In certain foreign markets, some of our products are classified as drugs rather than medical devices, which require us to demonstrate compliance with separate regulations applicable to drug manufacturers and distributors. These complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay or prevent our entry into such markets.

Following marketing approval, we must comply with numerous ongoing regulatory requirements and industry codes of conduct, including those described in the section of this report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:

•	violation letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	administrative detention, which is the detention by regulatory authorities of medical devices believed to be adulterated or misbranded;

•	operating restrictions, partial suspension or total shutdown of production;

•	failure of the government to grant pre-market clearance or pre-market approval for devices;

•	withdrawal of marketing clearances or approvals; and

•	criminal prosecution.
Such enforcement measures would require unanticipated expenditures to address or defend such actions and may adversely affect our business.
New regulations are periodically adopted which may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. This may expose us to increased costs and taxes, as well as risks that we may be unable to satisfy the new regulatory requirements and have to suspend, curtail or otherwise modify our selling and marketing efforts.
Our products may be recalled from the market.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. Product recalls may materially divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers, and potentially adversely impact our financial results.
From time to time we have chosen to voluntarily recall certain products that we believed were mislabeled or otherwise defective. In October 2015, we notified our customers about a voluntary recall to mitigate the potential risks associated with a software anomaly affecting approximately 15% of System One cyclers. There have been no serious injuries reported in connection with this anomaly.  We reported this software anomaly to the FDA and other regulatory authorities and have concluded our discussions with them. We commenced remediation efforts and expect to complete these during 2016. Remediation costs are expected to be in the range of $1 million over the total period of remediation.
We need to protect the privacy of patient health and other personal information.
In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of this report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.
We must comply with fraud and abuse laws.
Various federal and state laws, as well as the laws of foreign countries, prohibit payments to induce the referral of healthcare products or services and require medical device companies to monitor and report certain payments to health care professionals. These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our NxStage Kidney Care dialysis centers, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute, the federal patient inducement prohibition or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws. A shifting and diverse regulatory environment increases the associated compliance risks since different jurisdictions may have different reporting requirements.
Other federal and state laws, as well as the laws of foreign countries, generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to government or commercial payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all prescribing decisions, including the decision as to whether to order dialysis services more frequently than three times per week. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We are making every effort, including adhering strictly to guidelines in any local coverage determinations issued by Medicare contractors with jurisdiction over claims from any of our NxStage Kidney Care dialysis centers, to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services fully document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial, and given the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time consuming response.
Foreign governments tend to impose strict price controls.
We have begun to market the System One and certain of our other products internationally. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the United States, which would negatively affect the long-term growth of our business. Furthermore, reimbursement provided for our products in other jurisdictions could change, positively or negatively. If reimbursements were to be negatively changed, such as in the United Kingdom where we sell our products directly, our ability to sell our products could be impaired.
We must comply with import and export laws.
We import into the United States disposable medical supplies from our manufacturing facilities and vendors located outside the United States. We have manufacturing facilities in Mexico, Germany and Italy and export various components and assemblies related to those operations. To a lesser but increasing degree, we also export finished goods from the United States to foreign countries. The import and export of these items are subject to extensive and complex laws and regulations. If we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption in our ability to deliver product. If there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol tariff classifications that apply to our products such that our products would be subject to duties, our profitability would also be negatively impacted.
We must comply with anti-bribery laws.
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
We must comply with environmental and occupational safety laws.
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
Risks Related to Operations
We obtain some of our raw materials and production services from a single source.
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
We may experience manufacturing disruptions.
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
Commodity price increases may adversely affect our financial results.
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
We must protect our information technology infrastructure against breaches.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information, including confidential patient health information, and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, we may be subject to material remediation expenses, reputational harm, and litigation.
Risks Related to Intellectual Property
We have to protect our intellectual property.
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
Our products could infringe the intellectual property rights of others.
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

Disclosure of trade secrets and other proprietary information may harm our business.
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
Risks Related to our Common Stock
Our stock price may fluctuate significantly.
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

•
disruptions in product supply for any reason, our failure to appropriately forecast supply or demand, difficulties in moving products across international borders, or the failure of third party suppliers to produce needed products or components;

•
reports by officials or health, medical or regulatory authorities or the general media regarding the potential benefits of the System One, similar dialysis products distributed by other companies, or more frequent or home dialysis;

•	delays or failures to obtain marketing approval for new products or modifications to marketed products;

•	product recalls and withdrawals;

•	defaults under our material contracts, including without limitation our credit agreement;

•	regulatory developments in the United States and foreign countries;

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
Our corporate headquarters are located at a facility in Lawrence, Massachusetts under a lease expiring in 2023 that covers up to 141,000 square feet over a period of eight years. The facility is also used for research and development, general and administrative support functions, customer service and IT support services.
We have a 238,161 square foot manufacturing facility in Tijuana, Mexico under leases that begin to expire in 2016, subject to renewal upon written notification. This facility supports both our System One and In-Center segments.
We have a 36,300 square foot manufacturing facility in Modena, Italy, a majority of which we own with the remainder subject to leases that begin to expire in 2018. This facility supports our System One and In-Center segments.
We have a 12,369 square foot manufacturing and research and development facility in Rosdorf, Germany under a lease that expires in December 2016 and is subject to annual renewals. This facility principally supports our System One segment.
We operate a 50,110 square foot manufacturing facility owned by Asahi in Goettingen, Germany where we manufacturer products for our System One segment and for sale to Asahi.
We lease clinical and office space for all of our NxStage Kidney Care dialysis centers under leases that expire between 2018 and 2022. Our centers range in size from approximately 2,400 to 8,000 square feet, with an average size of approximately 5,800 square feet.
We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms at such time as it becomes needed.

Item 3.	Legal Proceedings
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “NXTM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	High	Low

2015
First Quarter	$19.19	$16.14
Second Quarter	$19.63	$14.14
Third Quarter	$18.50	$13.47
Fourth Quarter	$22.60	$14.91
2014
First Quarter	$15.00	$9.92
Second Quarter	$14.85	$10.69
Third Quarter	$15.65	$11.50
Fourth Quarter	$18.98	$12.71
Holders
As of January 29, 2016, there were approximately 45 holders of record of our common stock.
Dividends
We have never paid or declared any cash dividends on our common stock. We anticipate that we will retain our earnings for future growth and therefore do not anticipate paying cash dividends in the foreseeable future. Our revolving line of credit with Capital One Financial Corporation and Silicon Valley Bank restricts our ability to pay cash dividends while borrowings are outstanding. For more information about this revolving line of credit, please see Note 8, Debt and Capital Lease Obligations, to our consolidated financial statements included in this Annual Report.

Comparative Stock Performance Graph
The graph below compares the five-year cumulative total stockholder return on our common stock, the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index assuming the investment of $100.00 on December 31, 2010 with dividends being reinvested. Measurement points are the last trading days of each quarter during such five-year period.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 set forth below have been derived from the audited consolidated financial statements for such years included in prior Annual Reports on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Comprehensive Loss Data:
Revenues	$336,123	$301,501	$263,429	$242,132	$217,256
Cost of revenues	204,652	185,598	160,926	149,324	139,648
Gross profit	131,471	115,903	102,503	92,808	77,608
Operating expenses:
Selling and marketing	58,528	55,385	47,842	40,485	37,550
Research and development	26,237	22,635	18,887	17,111	14,437
Distribution	26,211	26,001	21,246	18,888	17,916
General and administrative	35,124	34,069	32,326	27,530	23,206
Total operating expenses	146,100	138,090	120,301	104,014	93,109
Loss from operations	(14,629)	(22,187)	(17,798)	(11,206)	(15,501)
Other expense, net	(554)	(873)	(1,008)	(2,914)	(5,002)
Net loss before income taxes	(15,183)	(23,060)	(18,806)	(14,120)	(20,503)
Provision for (benefit from) income taxes	1,077	1,253	(245)	1,033	899
Net loss	(16,260)	(24,313)	(18,561)	(15,153)	(21,402)
Less: Net loss attributable to noncontrolling interests	(918)	(367)	—	—	—
Net loss attributable to stockholders of NxStage Medical, Inc.	$(15,342)	$(23,946)	$(18,561)	$(15,153)	$(21,402)
Net loss per share, basic and diluted	$(0.24)	$(0.39)	$(0.31)	$(0.26)	$(0.39)
Weighted-average shares outstanding, basic and diluted	63,384	61,700	60,261	57,890	54,217

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,065	$52,884	$84,134	$106,439	$102,909
Working capital	86,163	84,395	108,513	122,235	123,470
Total assets	306,874	309,726	306,962	311,949	291,708
Long-term liabilities (1)	70,393	73,415	74,594	75,126	109,723
Accumulated deficit	(402,830)	(387,488)	(363,542)	(344,981)	(329,828)
Total stockholders’ equity(1)	$193,520	$191,555	$194,761	$197,591	$151,186
_________________________________
(1) In May 2012, we repaid in full all principal and interest in the aggregate amount of $45.2 million under our term loan and security agreement with Asahi through the issuance of 2.5 million shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The results of our operations are included in three separately reportable segments, System One, In-Center, and Services. Other business activities relates to the manufacturing of dialyzers for sale to Asahi, and research and development and general and administrative expenses that are excluded from the segment operating performance measures. We refer to our System One segment, In-Center segment, and Other category as our products business. In the System One segment we derive our revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers, and needles for apheresis. Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Twelve Months Ended December 31,
	2015	2014	2013
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$332,845	$300,598	$263,077
Gross profit	$146,188	$123,011	$103,295
Gross margin percentage	44%	41%	39%
Income (Loss) from operations	$9,197	$(7,261)	$(12,108)
Services Segment
Revenues	$6,412	$1,749	$352
Gross profit	$(14,717)	$(7,108)	$(792)
Gross margin percentage	n/a	n/a	n/a
Loss from operations	$(23,826)	$(14,926)	$(5,690)
Eliminations
Elimination of intersegment revenues	$(3,134)	$(846)	$—
Total Company
Revenues	$336,123	$301,501	$263,429
Gross profit	$131,471	$115,903	$102,503
Gross margin percentage	39%	38%	39%
Loss from operations	$(14,629)	$(22,187)	$(17,798)
For several years, we have focused on operating and financial improvements. These efforts resulted in annual revenue growth of 11% during 2015 and 14% during 2014, with sales in the home and critical care markets each driving growth. Driving continued improvements will remain an area of focus in 2016 and beyond within our products business and, at the same time, we expect to continue making significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our products business.
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
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of December 31, 2015, we had $2.0 million reserved against trade accounts receivable for future distributor rebates and recorded $11.1 million, $8.5 million and $6.3 million during 2015, 2014 and 2013, respectively, as a reduction of revenues in connection with distributor rebates. For our In-Center segment, as of December 31, 2015, we had $4.0 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $7.6 million, $8.2 million, and $6.3 million during 2015, 2014 and 2013, respectively, as a reduction of revenues in connection with rebates.
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
Operating Expenses
Selling and Marketing.  Selling and marketing expenses consist primarily of salary, benefits and stock-based compensation for sales, marketing, and business development personnel, travel, promotional and marketing materials and other expenses associated with providing clinical training to our customers. Included in selling and marketing are the costs of clinical educators, usually nurses, we employ to teach our customers about our products and prepare our customers to instruct their patients and their partners in the operation of our products, customer service and technical support personnel. Also included in this category are the personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
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
Comparison of Years Ended December 31, 2015 and 2014
Revenues
Our revenues for 2015 and 2014 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2015		2014
System One segment
Home	$182,572	54%	$157,822	52%
Critical Care	65,203	20%	55,609	19%
Total System One segment	247,775	74%	213,431	71%
In-Center segment	74,768	22%	78,885	26%
Other	10,302	3%	8,282	3%
Products subtotal	332,845	99%	300,598	100%
Services segment	6,412	2%	1,749	—%
Elimination of intersegment revenues	(3,134)	(1)%	(846)	—%
Total	$336,123	100%	$301,501	100%
In the home market, revenues increased $24.8 million, or 16%, during 2015 compared to 2014. This increase was driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency rates.
Critical care market revenues increased $9.6 million, or 17%, during 2015 compared to 2014, driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $4.1 million, or 5%, during 2015 compared to 2014, as a result of lower needle sales consistent with the expiration of DaVita's needle purchase agreement in December 2014 offset in part by increased blood tubing set sales and needle sales to other customers. We anticipate In-Center segment revenues will decrease in 2016 due to changing demand for our blood tubing sets from Gambro. Consistent with prior periods, we also expect In-Center segment revenues will continue to fluctuate as a result of variations in inventory management policies at both our distributors and end users and changes in the competitive landscape.

Other revenues for 2015 and 2014 relate primarily to dialyzers sold to Asahi. The increase in revenues was due to increased volume, partially offset by unfavorable changes in currency rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.
Service segment revenues for 2015 and 2014 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.
Gross Profit (Loss)
Our gross profit (loss) for 2015 and 2014 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2015		2014
System One segment	$127,495	51%	$102,420	48%
In-Center segment	20,278	27%	20,765	26%
Subtotal	147,773	46%	123,185	42%
Other	(1,585)	n/a	(174)	n/a
Products subtotal	146,188	44%	123,011	41%
Services segment	(14,717)	n/a	(7,108)	n/a
Gross profit	$131,471	39%	$115,903	38%
Gross profit as a percentage of revenues for the System One segment improved versus 2014 primarily driven by favorable product mix, favorable currency exchange rate changes versus the U.S. Dollar, decreased costs and contractual price improvements, offset in part by increased service costs. We expect to sustain gross profit as a percentage of revenue in our System One segment above 50% as we continue to work to lower costs through process improvements and product design changes, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased versus 2014 driven primarily by favorable currency exchange rates and cost improvements, partially offset by unfavorable product mix. We expect gross profit as a percentage of revenues will continue to fluctuate as a result of changes in product mix and volume.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long term cost efficiencies through increased dialyzer production volumes.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with the startup and support of our NxStage Kidney Care dialysis centers; however, the margin improved versus 2014 due to continued revenue growth. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development and operation of our NxStage Kidney Care dialysis centers.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted, at least in the near-term, by costs associated with our continued investment in our Services segment.
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2015 and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2015		2014
System One segment	$43,607	18%	$41,763	20%
In-Center segment	5,812	8%	5,804	7%
Products subtotal	49,419	15%	47,567	16%
Services segment	9,109	n/a	7,818	n/a
Total Selling and marketing	$58,528	17%	$55,385	18%
Selling and marketing expenses increased $3.1 million, or 6%, during 2015 compared to 2014 but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One and In-Center segments increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues in the System One segment due to our ability to continue to leverage our infrastructure.

Selling and marketing expenses for our Services segment increased $1.3 million versus 2014 due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for 2015 and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2015		2014
Research and development	$26,237	8%	$22,635	8%
Research and development expenses increased $3.6 million, or 16%, but remained consistent as a percentage of revenues during 2015 compared to 2014. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One, invest in our next-generation hemodialysis system, invest in our peritoneal dialysis product development program and expand our product portfolio.
Distribution
Our distribution expenses for 2015 and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2015		2014
System One segment	$24,140	10%	$23,855	11%
In-Center segment	2,071	3%	2,146	3%
Total Distribution	$26,211	8%	$26,001	9%
Distribution expenses increased $0.2 million, or 1%, during 2015 compared to 2014 driven mainly by higher shipment volumes; however, it has remained relatively consistent as a percentage of revenues during 2015 compared to 2014 in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for 2015 and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2015		2014
General and administrative	$35,124	10%	$34,069	11%
General and administrative expenses increased by $1.1 million, or 3%, but remained relatively consistent as a percentage of revenues during 2015 compared to 2014. The increase was primarily due to increased personnel and personnel-related costs, higher professional services costs and other related infrastructure costs. We expect general and administrative expenses as a percentage of revenue to decline modestly as we continue to leverage our infrastructure, and as a result of the suspension of the medical device tax.
Other Income (Expense)
Interest expense increased $0.3 million during 2015 compared to 2014. Interest expense includes interest costs and other fees related to our debt obligations, including capital leases.
Other income (expense), net includes foreign currency gains and losses and during 2015 includes $0.7 million realized gains recognized from corporate equity instruments designated as short term trading securities.
Provision for Income Taxes

The provision for income taxes of $1.1 million during 2015 and $1.3 million during 2014 relates to the profitable operations of certain foreign subsidiaries.
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
Other revenues for 2014 and 2013 relate primarily to dialyzers sold to Asahi which we increased when we ramped-up production capacity at the new manufacturing plant in Germany which commenced operations in late 2012.
Service segment revenues for 2014 and 2013 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers.
Gross Profit (Loss)
Our gross profit (loss) for 2014 and 2013 were as follows (in thousands, except percentages):

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
Selling and Marketing
Our selling and marketing expenses for 2014 and 2013 were as follows (in thousands, except percentages):

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
Research and Development
Our research and development expenses for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
Research and development	$22,635	8%	$18,887	7%
Research and development expenses increased $3.7 million, or 20%, during 2014 compared to 2013. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending. Further, research and development costs for 2013 included an incremental benefit of $0.4 million related to the recognition of a tax incentive received from the Massachusetts Life Sciences Center.
Distribution
Our distribution expenses for 2014 and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
System One segment	$23,855	11%	$18,858	11%
In-Center segment	2,146	3%	2,388	3%
Total Distribution	$26,001	9%	$21,246	8%
Distribution expenses increased $4.8 million, or 22%, during 2014 compared to 2013 driven mainly by increased shipment volumes; however, it remained relatively consistent as a percentage of revenues during 2014 compared to 2013 in both segments.
General and Administrative
Our general and administrative expenses for 2014 and 2013 were as follows (in thousands, except percentages):

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
Other Income (Expense)
Interest expense increased $0.3 million during 2014 compared to 2013. Interest expense includes interest costs and other fees related to our debt obligations, including our capital lease obligations.
The change in other income (expense), net is derived primarily by foreign currency gains and losses.
Provision for Foreign Income Taxes
We recognized a provision for income taxes during 2014 and 2013 related to the profitable operations of certain foreign subsidiaries. However, the 2013 provision was offset by the recognition of a $1.2 million gain resulting from the favorable conclusion of a foreign income tax audit and a gain related to a foreign legislative change.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of December 31, 2015, our accumulated deficit was $402.8 million and we had cash and cash equivalents of $59.1 million, with nearly all of that cash located in the U.S., and working capital of $86.2 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of December 31, 2015, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $27 million of credit commitment available for borrowing.
We have several smaller loans with original principal amounts totaling $2.4 million with annual interest rates of approximately 2.0% to 6.0%, payable over a period of five to ten years secured by certain assets.
We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at each of December 31, 2015 and 2014, for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2015, 2014 or 2013.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$10,542	$(20,273)
Net cash used in investing activities	(10,861)	(20,097)
Net cash provided by financing activities	7,333	9,461
Foreign exchange effect on cash and cash equivalents	(833)	(341)
Net cash flow	$6,181	$(31,250)
Net cash provided by (used in) operating activities. Net cash flows from operating activities improved by $30.8 million during 2015, versus 2014 driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation coupled with lower working capital requirements including decreased inventory requirements and timing of accounts receivable collections, partially offset by accounts payable. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $1.4 million during 2015 as compared to 2014. Amortization of deferred revenues into revenues relating to sales of home equipment was $17.3 million during 2015 and $18.1 million during 2014.
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
The decrease of $8.6 million in purchases of property and equipment was driven primarily by lower spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our NxStage Kidney Care dialysis centers were $4.7 million, $13.5 million during 2015 and 2014, respectively.
Net cash provided by financing activities. During 2015 and 2014 we received $6.7 million and $11.1 million, respectively, of net proceeds from stock incentive plans. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. We also received $1.3 million in proceeds from a term loan, as well as $0.9 million during 2015 and $0.9 million during 2014 in contributions from noncontrolling interest holders. Cash provided by financing activity during 2013 included $1.1 million in proceeds from the issuance of debt in connection with financing the acquisition of a manufacturing facility in Italy. Cash provided by financing activities during both 2015 and 2014 was reduced by cash used to pay our capital lease and debt obligations. Further, our cash provided by financing activities during 2014 was reduced by $1.1 million due to costs associated with obtaining our revolving credit facility.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2015 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations, including interest	$16,215	$2,249	$3,573	$2,652	$7,741
Operating leases	27,352	4,718	9,289	7,239	6,106
Debt, including interest	2,278	412	825	751	290
Purchase obligations	57,134	29,528	18,636	8,970	—
Total	$102,979	$36,907	$32,323	$19,612	$14,137
Our capital lease obligations include our capital lease obligation due to Asahi related to a manufacturing facility in Germany along with $6.2 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term which only becomes due and payable at Asahi's option if we terminate our agreement with Asahi.

Our purchase obligations include minimum purchase commitments under agreements with certain of our suppliers, primarily for the purchase of fluids for our System One segment and needles for our In-Center segment, and purchase orders to purchase goods or services both of which are in the normal course of business. Certain of these commitments may be extended or canceled at our option.
The contractual commitments included in the table above do not include postemployment benefit obligations and unrecognized tax benefits. We maintain postemployment benefit plans for employees in certain foreign subsidiaries and may be required to make cash outlays related to the settlement of these obligations. However, the timing of such cash outlays is uncertain. Please see Note 13, Employee Benefit Plan to our consolidated financial statements included in this Annual Report for further details. We may be required to make cash outlays related to our unrecognized tax benefits. However, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Please see Note 11, Income Taxes to our consolidated financial statements included in this Annual Report for further details.
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
Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report describes the significant accounting policies used in the preparation of our consolidated financial statements. A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.
Revenue Recognition
We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
Certain agreements with distributors allow for product returns and credits. For shipment of product sold to distributors, revenue is recognized at the time of sale if a reasonable estimate of future returns or credit can be made. If a reasonable estimate of future returns or credit cannot be made, we recognize revenue using the "sell-through" method. Under the "sell-through" method, revenue and related costs of revenue is deferred until the final resale of such products to end customers.
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
We determine selling price using vendor specific objective evidence ("VSOE"), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price ("BESP"). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
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
Inventory Valuation
Inventory is stated at the lower of cost, determined using the first-in first-out method (FIFO), or market (net realizable value). We write down the carrying value of inventory for estimated obsolescence when warranted by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions of future demand and remaining shelf-life. We also review our inventory value to determine if it reflects the lower of cost or market based on factors such as inventory items sold at negative gross margins and purchase commitments. The medical device industry is characterized by rapid development and technological advances as well as regulatory and quality manufacturing guidelines that could result in obsolescence of inventory. Additionally, our estimates of future product demand may prove to be inaccurate.
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
Valuation of Intangibles and Other Long-Lived Assets
Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative industry factors and significant changes in strategy or operations that negatively affect the utilization of our long-lived assets. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net cash flows directly associated with the assets. If an asset is considered impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset, which is determined using estimated discounted cash flows to be generated from such assets or other methods, if appropriate. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.
Goodwill
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our reporting units that contain goodwill are our System One and In-center operating segments. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of the net assets of our reporting units based on estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, our annual impairment testing indicated no impairment based upon various factors including the positive performance of our reporting units, and positive industry and economic trends.
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
We conduct business globally and file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense, including assessing the risks associated with tax positions, together with assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We evaluate the need for valuation allowances on our deferred tax assets based on positive and negative evidence about our ability to realize deferred tax attributes. Our estimates can vary due to the profitability mix of jurisdictions, foreign exchange movements, changes in tax law, regulations or accounting principles, as well as certain discrete items. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2, Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report.

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
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar and a majority of our revenues and expenses are denominated in U.S. dollars. However, we have manufacturing, service and distribution operations in foreign location. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the euro. Furthermore, certain revenues are denominated in other currencies, primarily the British pound, Canadian dollar and euro. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For example, a hypothetical 10% adverse change in exchange rates could have the net effect of reducing our operating profit by approximately $2.0 million.
We utilize natural hedges to minimize our transaction exposures. Also, certain of our long-term supply agreements include foreign exchange risk sharing at different exchange rate levels limiting our exposure to fluctuations in foreign exchange rates for our purchase commitment exposures. Finally, we enter into foreign exchange forward contracts on peso and euro denominated expenses to further reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations located in Mexico and Europe.
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted manufacturing and service costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. As of December 31, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $22.1 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.0 million.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.
We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NxStage Medical, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NxStage Medical, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 11, 2016

NXSTAGE MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,065	$52,884
Accounts receivable, net	25,195	24,099
Inventory	38,391	45,401
Prepaid expenses and other current assets	6,254	6,767
Total current assets	128,905	129,151
Property and equipment, net	66,711	66,574
Field equipment, net	20,744	21,118
Deferred cost of revenues	33,068	34,039
Intangible assets, net	11,744	14,370
Goodwill	42,710	41,817
Other assets	2,992	2,657
Total assets	$306,874	$309,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,767	$13,845
Accrued expenses	27,266	24,653
Current portion of long-term debt	315	93
Other current liabilities	4,394	6,165
Total current liabilities	42,742	44,756
Deferred revenues	51,362	52,943
Long-term debt	1,664	848
Other long-term liabilities	17,367	19,624
Total liabilities	113,135	118,171
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	219	—
Stockholders’ equity:
Undesignated preferred stock: par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 64,873,038 and 63,429,005 shares issued as of December 31, 2015 and 2014, respectively	64	63
Additional paid-in capital	612,487	593,073
Accumulated deficit	(402,830)	(387,488)
Accumulated other comprehensive loss	(4,031)	(2,192)
Treasury stock, at cost: 822,059 and 772,273 shares as of December 31, 2015 and 2014, respectively	(13,864)	(12,989)
Total NxStage Medical, Inc. stockholders’ equity	191,826	190,467
Noncontrolling interests not subject to put provisions	1,694	1,088
Total stockholders’ equity	193,520	191,555
Total liabilities and stockholders’ equity	$306,874	$309,726

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues	$336,123	$301,501	$263,429
Cost of revenues	204,652	185,598	160,926
Gross profit	131,471	115,903	102,503
Operating expenses:
Selling and marketing	58,528	55,385	47,842
Research and development	26,237	22,635	18,887
Distribution	26,211	26,001	21,246
General and administrative	35,124	34,069	32,326
Total operating expenses	146,100	138,090	120,301
Loss from operations	(14,629)	(22,187)	(17,798)
Other income (expense):
Interest expense	(1,115)	(863)	(611)
Other income (expense), net	561	(10)	(397)
	(554)	(873)	(1,008)
Net loss before income taxes	(15,183)	(23,060)	(18,806)
Provision for (benefit from) income taxes	1,077	1,253	(245)
Net loss	(16,260)	(24,313)	(18,561)
Less: Net loss attributable to noncontrolling interests	(918)	(367)	—
Net loss attributable to stockholders of NxStage Medical, Inc.	$(15,342)	$(23,946)	$(18,561)
Net loss per share, basic and diluted	$(0.24)	$(0.39)	$(0.31)
Weighted-average shares outstanding, basic and diluted	63,384	61,700	60,261
Other comprehensive loss, net of tax	(1,839)	(2,404)	(258)
Total comprehensive loss	(18,099)	(26,717)	(18,819)
Less: Comprehensive loss attributable to noncontrolling interests	(918)	(367)	—
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(17,181)	$(26,350)	$(18,819)

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total NxStage	Noncontrolling
			Additional		Comprehensive		Medical, Inc.	Interest	Total
	Common Stock		Paid-In	Accumulated	Income	Treasury	Stockholders'	Not Subject to	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Put Provisions	Equity
	(In thousands, except share data)
Balance at December 31, 2012	59,850,117	$59	$551,594	$(344,981)	$470	$(9,551)	$197,591	$—	$197,591
Net loss	—	—	—	(18,561)	—	—	(18,561)	—	(18,561)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(258)	—	(258)	—	(258)
Exercise of stock options	662,767	1	4,666	—	—	(412)	4,255	—	4,255
Exercise of warrants	874,921	1	892	—	—	—	893	—	893
Shares issued under employee restricted stock plans	105,573	—	(424)	—	—	—	(424)	—	(424)
Shares issued under employee bonus plans	93,778	—	1,034	—	—	—	1,034	—	1,034
Shares issued under employee stock purchase plan	75,301	—	759	—	—	—	759	—	759
Shares issued to Directors in lieu of cash	3,591	—	42	—	—	—	42	—	42
Stock-based compensation expense	—	—	8,905	—	—	—	8,905	—	8,905
Changes in noncontrolling interest	—	—	—	—	—	—	—	525	525
Balance at December 31, 2013	61,666,048	61	567,468	(363,542)	212	(9,963)	194,236	525	194,761
Net loss	—	—	—	(23,946)	—	—	(23,946)	(367)	(24,313)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(2,404)	—	(2,404)	—	(2,404)
Exercise of stock options	1,524,601	2	13,775	—	—	(3,026)	10,751	—	10,751
Shares issued under employee restricted stock plans	166,127	—	(422)	—	—		(422)	—	(422)
Shares issued under employee stock purchase plan	70,899	—	804	—	—		804	—	804
Shares issued to Directors in lieu of cash	1,330	—	18	—	—		18	—	18
Stock-based compensation expense	—	—	11,430	—	—		11,430	—	11,430
Changes in noncontrolling interest	—	—	—	—	—	—	—	930	930
Balance at December 31, 2014	63,429,005	$63	$593,073	$(387,488)	$(2,192)	$(12,989)	$190,467	$1,088	$191,555
See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total NxStage	Noncontrolling
			Additional		Comprehensive		Medical, Inc.	Interest	Total
	Common Stock		Paid-In	Accumulated	Income	Treasury	Stockholders'	Not Subject to	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Put Provisions	Equity
	(In thousands, except share data)
Balance at December 31, 2014	63,429,005	$63	$593,073	$(387,488)	$(2,192)	$(12,989)	$190,467	$1,088	$191,555
Net loss	—	—	—	(15,342)	—	—	(15,342)	(918)	(16,260)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(1,839)	—	(1,839)	—	(1,839)
Exercise of stock options	1,020,552	1	7,790	—	—	(875)	6,916	—	6,916
Shares issued under employee restricted stock plans	306,908	—	(943)	—	—	—	(943)	—	(943)
Shares issued under employee bonus plans	66,230	—	1,103	—	—	—	1,103	—	1,103
Shares issued under employee stock purchase plan	50,343	—	690	—	—	—	690	—	690
Stock-based compensation expense	—	—	10,774	—	—	—	10,774	—	10,774
Changes in noncontrolling interest	—	—	—	—	—	—	—	1,524	1,524
Balance at December 31, 2015	64,873,038	$64	$612,487	$(402,830)	$(4,031)	$(13,864)	$191,826	$1,694	$193,520
See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,260)	$(24,313)	$(18,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,715	27,697	24,848
Stock-based compensation	12,598	12,881	8,638
Other	1,302	1,877	2,628
Changes in operating assets and liabilities:
Accounts receivable	(1,130)	(4,188)	(1,095)
Inventory	(12,113)	(35,063)	(20,076)
Prepaid expenses and other assets	(77)	(2,214)	(484)
Accounts payable	(2,775)	(212)	(2,233)
Accrued expenses and other liabilities	635	4,235	1,081
Deferred revenues	(2,353)	(973)	(4,887)
Net cash provided by (used in) operating activities	10,542	(20,273)	(10,141)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(2,234)
Proceeds from sales of marketable securities	676	—	—
Purchases of property and equipment	(11,537)	(20,097)	(16,246)
Net cash used in investing activities	(10,861)	(20,097)	(18,480)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants and employee stock purchase plans	6,663	11,133	5,484
Investment by noncontrolling interest holder	929	930	525
Proceeds from loans and lines of credit	1,275	—	1,136
Repayments on loans and lines of credit	(143)	(98)	(38)
Payments on capital leases	(1,391)	(1,448)	(1,352)
Debt issuance costs	—	(1,056)	—
Net cash provided by financing activities	7,333	9,461	5,755
Foreign exchange effect on cash and cash equivalents	(833)	(341)	561
Increase (decrease) in cash and cash equivalents	6,181	(31,250)	(22,305)
Cash and cash equivalents, beginning of year	52,884	84,134	106,439
Cash and cash equivalents, end of year	$59,065	$52,884	$84,134

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. We also operate several recently opened NxStage Kidney Care dialysis centers that treat end-stage renal disease patients directly. These centers are focused on supporting home therapy with NxStage technology as part of our market development activities to increase home therapy access. We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy.
Basis of Presentation
The accompanying consolidated financial statements of NxStage Medical, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the requirements of Regulation S-X.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are of a normal recurring nature.
Principles of Consolidation
Our consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries and other entities in which we maintain a majority voting interests or for which we maintain effective control including variable interest entities ("VIEs") for which we are deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated. Noncontrolling interests represent the proportionate equity interests in the consolidated entities that are not wholly owned by us. Noncontrolling interests of acquired entities are recognized at their initial fair value.

2.	Summary of Significant Accounting Policies
Revenue Recognition
We recognize revenue from product sales and services when earned. Revenues are recognized when: (a) there is persuasive evidence of an arrangement, (b) the product has been shipped or services and supplies have been provided to the customer, (c) the sales price is fixed or determinable and (d) collection is reasonably assured.
Certain agreements with distributors allow for product returns and credits. For shipment of product sold to distributors, revenue is recognized at the time of sale if a reasonable estimate of future returns or credit can be made. If a reasonable estimate of future returns or credit cannot be made, we recognize revenue using the "sell-through" method. Under the "sell-through" method, revenue and related costs of revenue is deferred until the final resale of such products to end customers.
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

We determine selling price using vendor specific objective evidence ("VSOE"), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price ("BESP"). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
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
Foreign Currency Translation and Transactions
Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Foreign exchange gains and (losses) on intercompany loans considered permanent investments are recorded in other comprehensive loss. Gains and (losses) realized from transactions denominated in foreign currencies, including intercompany balances not considered permanent investments, are included in the consolidated statements of comprehensive loss within other income (expense), net.
Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents include amounts invested in treasury obligation money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
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
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 12% of accounts receivable at December 31, 2015 and two customers represented 18% and 16% of accounts receivable at December 31, 2014. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due and, as a result of our assessment, we believe that our accounts receivable credit risk exposure is limited. Historically, we have not experienced any significant credit losses related to an individual customer or group of customers in any particular market or geographic area. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts, aging of unpaid accounts receivable balances and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.
Activity related to allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Write-offs	Balance at End of Year
December 31, 2015	$425	$20	$(28)	$417
December 31, 2014	$321	$219	$(115)	$425
December 31, 2013	$424	$47	$(150)	$321
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
Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets that may be measured at fair value on a nonrecurring basis. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Inventory
Inventory is stated at the lower of cost, determined using the first-in first-out method (FIFO), or market (net realizable value). We write down the carrying value of inventory for estimated obsolescence when warranted by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions of future demand and remaining shelf-life. We also review our inventory value to determine if it reflects the lower of cost or market based on factors such as inventory items sold at negative gross margins and purchase commitments.
Property and Equipment and Field Equipment
Property and equipment and field equipment are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives of our assets are periodically reviewed for reasonableness. Changes in useful lives are accounted for prospectively. Repairs and maintenance are expensed as incurred. When property and equipment are retired, sold or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. When field equipment is sold, the asset's carrying amount and related accumulated depreciation is removed from the accounts and any gain or loss is deferred and recognized in operations on a straight-line basis over the same period as the related revenues.
We capitalize certain costs, including internal payroll and external direct project costs, incurred in connection with developing or obtaining software designated for internal use. These costs are included in property and equipment and are amortized over the estimated useful lives of the related software.
Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction-in-process until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2015 and 2014 primarily represents the costs of building, machinery and equipment under installation.
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
The estimated useful lives of property and equipment and field equipment are as follows:

Estimated Useful Life
Buildings	30 years
Manufacturing equipment and tooling	5 to 12 years
Leasehold improvements	Lesser of the lease term (including any renewal periods if appropriate) or estimated useful life of the asset
Computer and office equipment	3 to 5 years
Molds	5 to 7 years
Furniture	5 to 7 years
Field equipment	5 to 7 years
Intangibles and Other Long-Lived Assets
Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years. Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net cash flows directly associated with the assets. If an asset is considered impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset, which is determined using estimated discounted cash flows to be generated from such assets or other methods, if appropriate. During 2015, 2014 and 2013, no significant impairment was recognized. Future events and circumstances may indicate that certain long-lived tangible assets in the Services segment, specifically leasehold improvements at our NxStage Kidney Care dialysis centers, may not be recoverable due to factors such as timing of CMS certification, patient growth, and payer mix. As of December 31, 2015, our estimate of future net cash flows indicated that such carrying amounts were expected to be recovered.  Estimating future net cash flows requires significant estimates and judgment.  Changes in market conditions, including delays in CMS certification, slower than expected patient growth or unfavorable payor mix would negatively impact our estimated future net cash flows in the near term, which could result in the need to write down those assets to fair value.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the acquisition value of the related net assets at the date of acquisition. We test goodwill at least annually for impairment, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This impairment test is performed annually during the fourth quarter. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our reporting units that contain goodwill are our System One and In-center operating segments. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement. During both 2015 and 2014, we utilized the qualitative assessment and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value. During 2013, we utilized the quantitative assessment and concluded the fair value of our reporting units exceeded their carrying values, indicating that goodwill was not impaired. We estimated the fair value of our reporting units using a discounted cash flow approach which involves significant judgment with respect to future revenue growth, operating income, capital expenditures, changes in working capital use and the selection of a discount rate.
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
We recognize stock-based compensation expense over the requisite service period, which equals the vesting period, net of forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeiture history and are updated on a quarterly basis to reflect actual forfeitures of unvested awards and other known events. For awards that vest based on employment, we recognize the associated compensation expense on a straight-line basis. For performance based awards, we recognize expense using the graded vesting methodology based on the number of shares expected to vest. Compensation expense associated with these performance based awards is adjusted quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date the results are determined.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Usage	Balance at End of Year
December 31, 2015	$287	$526	$(424)	$389
December 31, 2014	$297	$441	$(451)	$287
December 31, 2013	$324	$412	$(439)	$297
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
We conduct business globally and file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We estimate our income taxes in each of the jurisdictions in which we operate. We have accumulated significant losses since our inception in 1998. The utilization of these losses may be limited in future years based on the profitability of certain entities.
Subsequent Events
Events occurring subsequent to December 31, 2015 have been evaluated for potential recognition or disclosure in the consolidated financial statements.
Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810): "Amendments to the Consolidation Analysis." This update eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The update is effective for us beginning January 1, 2016. We have early adopted the standard, as permitted. ASU 2015-2 does not have a material impact on our financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes". To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We have early adopted the standard, as permitted as of December 31, 2015. The adoption only impacted presentation on our consolidated financial statements and related disclosure. No prior periods were retrospectively adjusted.
Recent Accounting Pronouncements Not Yet Adopted
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
In April 2015, the FASB issued ASU No. 2015-5, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The update was effective for us beginning January 1, 2016. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments will be effective for us beginning January 1, 2017. We are currently evaluating the potential impact this standard will have on our financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments". The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard was effective for us beginning January 1, 2016. The adoption of this standard is not expected to have an impact on our financial statements.

3.	Inventory
Inventory includes material, labor and overhead. The components of inventory are as follows (in thousands):

	December 31,
	2015	2014
Purchased components	$15,294	$19,238
Work in process	10,080	9,981
Finished goods	13,017	16,182
	$38,391	$45,401

4.	Property and Equipment, Field Equipment and Deferred Cost of Revenues
Property and Equipment, net
The components of property and equipment, net are as follows (in thousands):

	December 31,
	2015	2014
Manufacturing equipment and tooling	$38,084	$34,621
Leasehold improvements	29,927	18,485
Computer and office equipment	9,632	8,935
Molds	6,580	5,377
Furniture	2,930	2,410
Building	8,122	8,907
Land	999	1,110
Construction-in-process	7,298	14,609
	103,572	94,454
Less accumulated depreciation	(36,861)	(27,880)
Property and equipment, net	$66,711	$66,574
Depreciation expense, including amortization of capital leases, for property and equipment was $10.4 million, $7.1 million and $4.7 million during 2015, 2014 and 2013, respectively. Capitalized computer development costs, net were $2.7 million and $3.6 million at December 31, 2015 and December 31, 2014 respectively, and we recognized amortization expense of $0.9 million and $0.9 million during 2015 and 2014, respectively.
Our property and equipment includes the following amounts for assets subject to capital leases (amounts in thousands):

	December 31,
	2015	2014
Manufacturing facility in Germany	$21,762	$22,750
Other assets subject to capital lease	2,889	$2,438
Less accumulated depreciation	(4,699)	(2,905)
Assets subject to capital leases, net	$19,952	$22,283
Manufacturing Facility in Germany
Pursuant to our Dialyzer Production Agreement entered into in May 2009 with Asahi we agreed to oversee construction of a new manufacturing facility in Germany which was completed in December 2012 and operate the facility and manufacture dialyzers for our own use and for sale to Asahi under a manufacturing agreement during the initial term of the agreement through June 2021 and thereafter, unless either party provides notice of its intent not to renew. Asahi funded construction costs of the facility, including land, building and equipment. Given our involvement in the facility during construction and our continued involvement in its operation we have recorded the cost of the new facility, including building and equipment, within property and equipment, net on our consolidated balance sheet, as required, along with a corresponding liability which has been divided into two separate components, namely a capital lease obligation and deferred revenue, based on their relative fair values. The capital lease obligation is decreased by payments made to Asahi for dialyzers manufactured for our own use and increased by interest expense. The deferred revenue is recognized in revenues on a straight-line basis over the expected term of the Dialyzer Production Agreement.
During 2015, additional assets were placed into service at a total cost of $1.3 million. The corresponding liability was divided into two separate components, including a capital lease obligation and deferred revenue, based on their relative fair values of $0.7 million and $0.7 million, respectively.
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
The capital lease obligation and deferred revenue balances are $11.7 million and $7.2 million, respectively, at December 31, 2015.
Field Equipment, net
The components of field equipment, net are as follows (in thousands):

	December 31,
	2015	2014
Field equipment	$64,796	$61,132
Less accumulated depreciation	(44,052)	(40,014)
Field equipment, net	$20,744	$21,118
Depreciation expense for field equipment, which is recorded in costs of revenues in the consolidated statements of comprehensive loss, was $5.0 million, $4.2 million and $4.0 million during 2015, 2014 and 2013, respectively.
Deferred Costs of Revenues
Amortization expense of direct costs relating to deferred equipment revenues was $12.6 million, $13.5 million and $13.3 million during 2015, 2014 and 2013, respectively.

5.	Intangible Assets
The components of intangible assets, net are as follows (in thousands):

	December 31, 2015		December 31, 2014		Estimated
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Useful Life
Bloodline, needle and other patented and unpatented technology	$6,200	$(6,200)	$6,200	$(5,619)	8 years
Trade names	2,300	(1,355)	2,300	(1,191)	14 years
Customer relationships	26,166	(15,367)	26,175	(13,495)	10/14 years
Intangible assets, net	$34,666	$(22,922)	$34,675	$(20,305)
We recognized amortization expense of $2.6 million during 2015, and $2.8 million during each of 2014 and 2013.
The estimated future aggregated amortization expense for intangible assets as of December 31, 2015 is as follows (in thousands):

2016	$2,038
2017	2,038
2018	2,038
2019	2,038
2020	2,038
Thereafter	1,554
$11,744

6.	Net Loss per Share
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Years Ended December 31,
	2015	2014	2013
Options to purchase common stock	732	876	1,013
Unvested restricted stock	350	236	152
Total	1,082	1,112	1,165

7.	Accrued Expenses, Other Current Liabilities, and Other Long Term Liabilities
The components of accrued expenses are as follows (in thousands):

	December 31,
	2015	2014
Payroll, compensation and related benefits	$14,061	$12,346
Distribution expenses	3,465	3,069
General and administrative expenses	2,309	3,075
Audit, legal, and consulting fees	1,389	1,394
Other	6,042	4,769
Total	$27,266	$24,653
The components of other current liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred revenue, current portion	$1,363	$2,195
Capital lease obligations	2,184	2,246
Other	847	1,724
Total	$4,394	$6,165
The components of other long term liabilities are as follows (in thousands):

	December 31,
	2015	2014
Capital lease obligations	$10,815	$11,876
Lease incentive obligations	3,743	4,569
Benefit plan obligations	1,681	1,745
Other	1,128	1,434
Total	$17,367	$19,624

8.	Debt and Capital Lease Obligations
Revolving Line of Credit
We had a loan and security agreement with Silicon Valley Bank, or SVB, that provided for a $15.0 million revolving line of credit. This agreement matured as of March 2014.
On June 10, 2014, we entered into a new revolving line of credit, currently with Capital One Financial Corporation and SVB, that allows for borrowings up to $35 million. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The new revolving line of credit is secured by substantially all of our assets and expires in June 2019. Borrowings bear interest at an annual rate equal to (1) a LIBOR rate plus 2.5% or (2) a base rate plus 1.5%, where the base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) a LIBOR rate plus 1%, at our election. The new revolving credit facility requires us to comply with certain covenants while borrowings are outstanding and contains events of default customary for a transaction of this type.
Other Debt
We have several smaller loans with original principal amounts totaling $2.4 million with annual interest rates of approximately 2.0% to 6.0%, payable over a period of five to ten years secured by certain assets.
Capital Lease Obligations
Our capital lease obligations consist of certain property and equipment financed through capital leases and our capital lease obligation due to Asahi related to the manufacturing facility in Germany. Approximate future minimum payments under our capital leases as of December 31, 2015 are as follows (in thousands):

2016	$2,249
2017	1,862
2018	1,711
2019	1,641
2020	1,011
Thereafter (1)	7,741
Total minimum lease payments	16,215
Less: Amount representing interest	(3,216)
Present value of future minimum lease payments	$12,999
_________________________________
(1) Amount includes $6.2 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term, which only becomes due and payable at Asahi's option if we terminate our agreement with Asahi.

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
The accounting policies of our reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Revenue Elimination	Total
Year Ended December 31, 2015
Revenues from external customers	$244,641	$74,768	$10,302	$6,412	$—	$336,123
Intersegment Revenues	3,134	—	—	—	(3,134)	—
Revenues	247,775	74,768	10,302	6,412	(3,134)	336,123
Segment profit (loss)	59,748	12,395	(62,946)	(23,826)	—	(14,629)
Depreciation and amortization	20,554	1,835	5,004	3,322	—	30,715
Segment assets	120,253	24,232	142,842	19,547	—	306,874
Year Ended December 31, 2014
Revenues from external customers	$212,585	$78,885	$8,282	$1,749	$—	$301,501
Intersegment Revenues	846	—	—	—	(846)	—
Revenues	213,431	78,885	8,282	1,749	(846)	301,501
Segment profit (loss)	36,802	12,815	(56,878)	(14,926)	—	(22,187)
Depreciation and amortization	20,205	1,608	4,829	1,055	—	27,697
Segment assets	127,212	29,613	136,041	16,860	—	309,726
Year Ended December 31, 2013
Revenues from external customers	$176,756	$81,852	$4,469	$352	$—	$263,429
Intersegment Revenues	—	—	—	—	—	—
Revenues	176,756	81,852	4,469	352	—	263,429
Segment profit (loss)	24,036	16,447	(52,591)	(5,690)	—	(17,798)
Depreciation and amortization	18,041	1,389	5,283	135	—	24,848
Segment assets	110,124	26,414	166,151	4,273	—	306,962
The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,
	2015	2014
Total segment assets	$164,032	$173,685
Corporate assets:
Cash and cash equivalents	59,065	52,884
Accounts Receivable, net	846	277
Property and equipment, net	19,232	17,269
Intangible assets, net	11,744	14,370
Goodwill	42,710	41,817
Prepaid and other assets	9,245	9,424
Total assets	$306,874	$309,726
Long-lived tangible assets consist of property and equipment, net and field equipment, net. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,
	2015	2014	2013
United States	$46,551	$45,501	$26,082
Mexico	14,233	12,689	10,578
Other Americas	825	482	94
Total Americas	61,609	58,672	36,754
Germany	19,053	21,246	20,235
Other Europe	6,793	7,774	8,530
Total Europe	25,846	29,020	28,765
Total	$87,455	$87,692	$65,519
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Years Ended December 31,
	2015	2014	2013
DaVita	20%	21%	21%
Fresenius	17%	16%	14%
Gambro	10%	9%	12%
Schein	5%	8%	10%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment and sales to Gambro AB (Gambro) and Henry Schein, Inc. (Schein) are in the In-Center segment. All of Gambro’s sales of our products are to DaVita. A portion of Schein’s sales of our products are to DaVita.

10.	Commitments and Contingencies
Minimum Purchase Commitments
We have agreements with certain of our suppliers, primarily for the purchase of fluids for our System One segment and needles for our In-Center segment, that include minimum purchase commitments. As of December 31, 2015, we had a total of $44.9 million in minimum purchase commitments under these agreements, $17.3 million over the next year, $18.6 million over the next one to two years and $9.0 million over the next four to five years.
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
Our NxStage Kidney Care facility lease agreements have initial lease terms expiring from 2018 to 2025, and contain renewal options ranging from five to ten years at the fair rental value at the time of renewal. The leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses and include tenant improvement allowances ranging from $0.1 million to $0.3 million per facility.
Our foreign leased manufacturing facilities are subject to lease agreements with termination dates through September 2016 to 2019 and contain renewal options at the fair rental value at the time of renewal.
Our lease agreements contain certain provisions that require us to pay executory costs such as real estate taxes, operating expenses and common utilities. Rent expense is recorded on a straight-line basis over the lease term. Tenant improvement allowances are recorded as a deferred rent obligation and amortized to rent expense over the term of the lease.
Rent expense under our operating leases was $4.5 million during 2015, $3.8 million during 2014 and $2.2 million during 2013.
The future minimum rental payments as of December 31, 2015 under our operating leases are as follows (in thousands):

2016	$4,718
2017	4,584
2018	4,705
2019	3,902
2020	3,337
Thereafter	6,106
$27,352
Legal Contingencies
From time to time, during the ordinary course of operations, we are party to litigation and arbitration and are subject to investigations relating to various aspects of our business. We regularly analyze current information about such claims for probable losses and provides accruals for such matters, including the estimated legal expenses and consulting services in connection with these matters, as appropriate. We utilize our internal legal department as well as external resources for these assessments. In making the decision regarding the need for loss accrual, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss.
In management's opinion, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows.

11.	Income Taxes
The following is a summary of income (loss) before income taxes by geography (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$(17,672)	$(24,315)	$(20,613)
Foreign	2,489	1,255	1,807
Total	$(15,183)	$(23,060)	$(18,806)
The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. - State	$86	$57	$47
Foreign	1,225	1,278	(76)
Total Current	1,311	1,335	(29)
Deferred:
Foreign	(234)	(82)	(216)
Total Deferred	(234)	(82)	(216)
Total Provision (Benefit)	$1,077	$1,253	$(245)
We recorded income tax expense during 2015, 2014 and 2013 for certain profitable foreign subsidiaries. The net benefit from income taxes recorded during 2013 includes the favorable conclusion of a foreign income tax audit which resulted in the recognition of a $1.2 million income tax benefit and a gain related to a foreign legislative change.
A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Stock compensation	(2.5)%	2.0%	(2.5)%
State income tax, net of federal tax benefit	(2.8)%	1.9%	3.2%
U.S. research credits	(0.3)%	4.1%	11.7%
Foreign income inclusion in the U.S.	(5.0)%	(2.8)%	(6.7)%
Valuation allowance	(25.8)%	(39.7)%	(40.2)%
Change in tax reserves	(0.5)%	—%	4.0%
Minority Interest	(0.9)%	(0.5)%	—%
Other, net	(3.3)%	(4.4)%	(2.2)%
Effective tax rate	(7.1)%	(5.4)%	1.3%
Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes. During our fiscal year ended December 31, 2015 we began presenting all deferred tax assets and liabilities as noncurrent on our Consolidated Balance Sheets prospectively, as previously discussed in the Recent Accounting Pronouncements. Deferred tax assets (liabilities) are made up of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$115,851	$114,131
Tax credits	10,052	10,078
Stock-based compensation	6,684	6,259
Capitalized research and development	2,598	3,120
Financing liabilities	6,217	6,281
Other	7,625	6,092
Total deferred tax assets	149,027	145,961
Deferred tax liabilities:
Fixed assets	(7,442)	(7,719)
Intangible assets	(4,282)	(5,326)
Other	(524)	(608)
Total deferred tax liabilities	(12,248)	(13,653)

Net deferred tax assets before valuation allowance	136,779	132,308
Less valuation allowance	(135,817)	(131,453)
Net deferred tax assets	$962	$855
As of December 31, 2015, we had U.S. federal and state net operating loss carryforwards of approximately $381 million and $192 million, respectively, available to offset future taxable income. A portion of the federal net operating loss, $65.0 million, and state net operating losses, $45.6 million, is attributable to excess tax deductions related to stock-based compensation. We will realize the benefit of these excess tax deductions through increases in stockholder's equity in future periods when and if the losses are utilized to reduce future tax payments. The federal and state net operating loss carryforwards will expire between 2016 and 2035 if not utilized. We also had federal and state research and development credit carryforwards of $7.0 million and $1.9 million, respectively, which begin to expire in 2020 if not utilized. We also had foreign tax credits of approximately $1.0 million that will expire between 2018 and 2021 if not utilized. All years remain open for examination by the United States Internal Revenue Service ("IRS") due to the losses incurred and years 2010 through 2015 remain open for examination in the various states and non-US tax jurisdictions in which we files tax returns.
During 2015, the deferred tax valuation allowance increased by approximately $4.4 million, primarily as the result of increases to federal, state, and foreign net operating losses. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset our U.S. and specific foreign deferred tax assets because the future realizability of such assets is uncertain. In assessing the realizability of deferred tax assets we consider the expected reversal of deferred tax liabilities and projected future taxable income. Valuation allowances are reversed only when we have adequate history of taxable income and projections for future taxable income. We believe that the future realization of these assets is not more likely than not given the expected future tax losses in these jurisdictions.
For applicable years, the Company generated research credits but has not conducted a study to document its qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carry-forwards and the valuation allowance.
The below table details the changes in unrecognized tax benefits, which if recognized would favorably impact our effective tax rate (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$347	$411	$1,067
Increase in unrecognized tax benefits current year	66	88	411
Decrease in unrecognized tax benefits prior years	(34)	(110)	—
Reductions due to audit settlement	—	(42)	(1,067)
Balance at end of year	$379	$347	$411
As of December 31, 2015 we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.4 million, all of which would impact our effective tax rate if recognized. We had less than $0.1 million accrued as of December 31, 2015, 2014 and 2013 for interest and penalties related to unrecognized tax benefits.
We monitor the undistributed earnings of foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2015, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested.

12.	Stock Plans and Stock-Based Compensation
Stock Incentive Plans
We maintain the 2014 Omnibus Incentive Plan (2014 Plan) that governs awards to both employees and non-employees. The 2014 Plan replaced and superseded our 2005 Stock Incentive Plan (2005 Plan) except that awards granted under the 2005 Plan remain in effect pursuant to their original terms. While the 2014 Plan authorizes a variety of equity-based and cash awards, we generally offer equity incentives under the 2014 Plan in the form of restricted stock units, stock options and performance shares. Restricted stock units customarily vest over a period of three or four years. Stock options expire ten years from the date of grant and customarily vest over a period of four years for employees and one year for members of our Board of Directors. Performance shares are issued to certain employees and executive officers and entitle recipients to earn restricted stock units based on the achievement of annual corporate financial performance metrics; any earned restricted stock units customarily vest over a period of three years. We settle stock option exercises and the vesting of restricted stock units with newly issued common shares. Pursuant to the 2014 Plan, each share award other than options or stock appreciation rights will reduce the number of total shares available for grant by 1.62 shares. A total of 5.6 million shares, together with any unissued shares that may carry over from the 2005 Plan, have been authorized for grant under the 2014 Plan and at December 31, 2015, 3.6 million shares remained available for future grant.
We offer a corporate bonus plan for the benefit of our employees. Payout under the bonus plan is based on individual performance and the achievement of certain annual corporate financial performance metrics. Bonus awards are paid in cash or, at the discretion of the Compensation Committee of the Board, in shares of our common stock. The estimated payout under our bonus plan is recognized as compensation expense during the performance year and is classified as a liability, until settlement, on our consolidated balance sheet. The compensation expense associated with our bonus plan for the 2015, 2014 and 2013 performance years that has been or is expected to be paid in shares of our common stock has been classified as stock-based compensation expense.
We also maintain the 2005 Employee Stock Purchase Plan (2005 Purchase Plan), which authorizes the issuance of up to 0.7 million shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of our common stock on the NASDAQ Global Select Market on the lower of the first or last day of the offering period, unless otherwise determined by the Board of Directors or Compensation Committee of the Board. As of December 31, 2015, 0.2 million shares were available for future issuance under the 2005 Purchase Plan.
Stock Options
A summary of the status of stock options granted under all of our plans at December 31, 2015, and changes during the year then ended, is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
			(In thousands)	(In years)
Outstanding at beginning of year	4,102,425	$12.02
Granted	1,070,648	$16.67
Exercised	(1,020,552)	$7.63
Forfeited or expired	(68,265)	$14.77
Outstanding at end of year	4,084,256	$14.29	$31,150	6.14
Fully vested and exercisable	2,540,727	$13.77	$20,718	4.72
Fully vested, exercisable and expected to vest	3,956,143	$14.26	$30,284	6.07
The aggregate intrinsic value for stock options is calculated based on the market price of our common stock as of December 31, 2015, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during 2015, 2014 and 2013 was $4.8 million, $4.9 million and $5.1 million, respectively. The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 was $10.4 million, $9.2 million and $3.5 million, respectively. The aggregate intrinsic value of options exercised is calculated based on the market price of our common stock on the exercise date, less the exercise price of underlying award.
The weighted-average fair value of options granted during 2015, 2014 and 2013 was $6.16, $5.80 and $6.29 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected life (in years)	4.80 to 10.00	4.40 to 5.00	4.50 to 4.70
Risk-free interest rate	1.34% to 2.27%	1.56% to 1.69%	0.75% to 1.04%
Expected stock price volatility	38% to 42.52%	43% to 45%	62%
Expected dividend yield	—	—	—
Restricted Stock
The total fair value of restricted stock that vested was $5.5 million, $3.2 million and $2.8 million during 2015, 2014 and 2013, respectively. The weighted-average fair value of restricted stock granted during 2015, 2014 and 2013 was $16.71, $14.35 and $11.97 per unit, respectively. The following table summarizes the status of the unvested restricted stock:

	Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Unvested at December 31, 2014	1,189,845	$14.23
Granted	534,340	$16.71
Vested	(363,330)	$15.13
Forfeited	(109,776)	$14.35
Unvested at December 31, 2015	1,251,079	$15.02	$27,411	1.88
The aggregate intrinsic value for restricted stock is calculated based on the market price of our common stock as of December 31, 2015.
Employee Stock Purchase Plan
The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during 2015, 2014 and 2013 was $1.74, $1.46 and $3.10 per share, respectively. The fair value of the employees' stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected life (in months)	6	6	6
Risk-free interest rate	0.11% to 0.13%	0.07% to 0.10%	0.09% to 0.12%
Expected stock price volatility	18.4% to 22.4%	26.3% to 27.4%	20.1% to 33.6%
Expected dividend yield	—	—	—
There were 50,343, 70,899 and 75,301 shares issued under the 2005 Purchase Plan during 2015, 2014 and 2013, respectively, which resulted in share-based compensation expense of $0.1 million in each of 2015, 2014 and 2013.
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in the consolidated statements of comprehensive loss (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$1,068	$1,212	$918
Selling and marketing	4,458	4,442	3,171
Research and development	1,979	1,726	1,331
General and administrative	5,093	5,501	3,218
Total stock-based compensation expense	$12,598	$12,881	$8,638
As of December 31, 2015, approximately $16.4 million of unrecognized stock compensation cost related to nonvested stock options and restricted stock (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.5 years.

13.	Employee Benefit Plans
401(k) Retirement Plan
We have a 401(k) retirement plan (401(k) Plan) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 75% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. We contribute 100% of the first 3% of the employee's contribution and 50% of the next 2% of the employee's contribution. We contributed $1.8 million, $1.7 million and $1.5 million to the 401(k) Plan during 2015, 2014 and 2013, respectively.
Other Compensation Plans
We maintain postemployment benefit plans for employees in certain foreign subsidiaries. These unfunded plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. We have recorded a liability of $1.7 million, $1.7 million and $1.8 million at December 31, 2015, 2014 and 2013, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2015, 2014 and 2013.

14.	Stockholders' Equity
We received 49,786, 196,378 and 34,311 shares of common stock that were surrendered in payment for the exercise of stock options during 2015, 2014 and 2013, respectively.
15. Business Combination
During 2015, as part of our NxStage Kidney Care market development activities, we acquired a fifty-one percent controlling interest in a privately held dialysis clinic that offers home hemodialysis and peritoneal dialysis services for $0.6 million in cash, to be paid in 2016. Based on acquisition accounting, we recorded goodwill of $0.9 million arising primarily from the acquired established streams of future cash flows from the business. The assets acquired and liabilities assumed, as well as the estimated fair value of the noncontrolling interests assumed in the transaction, were recognized at their estimated acquisition date fair values at the date of acquisition and are included in our consolidated financial statements.
16. Noncontrolling Interests

Noncontrolling interests represent the third-party equity ownership interests in consolidated entities for which we have effective control, including variable interest entities (VIE) for which we are deemed the primary beneficiary.
We assess the terms of our investment interests to determine if any of our investees meet the definition of a VIE. For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity.
As of December 31, 2015, we have 6 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At December 31, 2015 and 2014, total assets of our VIEs were $11.0 million and $3.3 million, and total liabilities and noncontrolling interests of our VIEs were $10.2 million and $3.7 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At December 31, 2015 the Company's noncontrolling interests subject to put provisions were $0.2 million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$1,088	$525	$—
Capital contributions by noncontrolling interest	1,316	930	525
Sales of noncontrolling interests	208	—	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(918)	(367)	—
Balance at end of period	$1,694	$1,088	$525
17. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso and euro denominated cash flows. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. The notional amount of our outstanding contracts that are designated as cash flow hedges was $22.1 million and $12.5 million at December 31, 2015 and December 31, 2014, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a liability of $1.1 million and $1.3 million at December 31, 2015 and December 31, 2014, respectively.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2015, 2014 or 2013. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Year Ended December 31, 2015
Foreign exchange forward contracts	$(2,140)	$(1,745)	Cost of revenues
Year Ended December 31, 2014
Foreign exchange forward contracts	$(1,223)	$(258)	Cost of revenues
Year Ended December 31, 2013
Foreign exchange forward contracts	$144	$656	Cost of revenues
18. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2012	$389	$81	$470
Other comprehensive income before reclassifications	144	254	398
Loss reclassified to earnings (1)	(656)	—	(656)
Total other comprehensive income	(512)	254	(258)
Balance, net of tax, as of December 31, 2013	$(123)	$335	$212
Other comprehensive income before reclassifications	(1,223)	(1,439)	(2,662)
Gain reclassified to earnings (1)	258	—	258
Total other comprehensive income (loss)	(965)	(1,439)	(2,404)
Balance, net of tax, as of December 31, 2014	$(1,088)	$(1,104)	$(2,192)
Other comprehensive loss before reclassifications	(2,140)	(1,444)	(3,584)
Loss reclassified to earnings (1)	1,745	—	1,745
Total other comprehensive loss	(395)	(1,444)	(1,839)
Balance, net of tax, as of December 31, 2015	$(1,483)	$(2,548)	$(4,031)
(1) Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the consolidated statement of comprehensive loss. See Note 17, Derivative Instruments and Hedging for further information.
(2) Other includes cumulative translation adjustments and, to a lesser extent, pension benefits.
19. Fair Value Measurements
We measure the fair value of our foreign exchange forward contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.
We did not have any transfers between Level 1 and Level 2 and Level 3 during the twelve months ended December 31, 2015.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,776	$—	$—	$34,776
Foreign exchange forward contracts (2)	—	51	—	51
Liabilities
Foreign exchange forward contracts (2)	$—	$1,192	$—	$1,192

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$39,779	$—	$—	$39,779
Liabilities
Foreign exchange forward contracts (2)	$—	$1,265	$—	$1,265
(1)     Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at December 31, 2015. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
20. Supplemental Cash Flow Information
The following additional information is provided with respect to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosures:
Cash paid for interest	$703	$671	$549
Cash paid for taxes	919	903	1,181
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$16,675	$25,370	$13,827
Transfers from field equipment to deferred cost of revenues	11,638	13,110	10,260
Payment of Corporate Bonus Plan in common stock	1,103	—	1,034
Market value of shares received in payment for exercise of stock options	875	3,026	412
Construction-in-process financed by construction liability	1,332	4,898	3,568
Property and equipment acquired under capital lease	354	76	745
Acquisition of business	513	—	1,757
Increase in deferred revenues related to the new manufacturing facility in Germany	663	3,608	—
Deferred revenues and deferred costs related to acquiree recorded as a reduction of consideration paid	—	—	335
Capital contributions by noncontrolling interest	325	—	—

21. Quarterly Financial Data (Unaudited)
The following table sets forth selected quarterly information (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$79,482	$80,316	$86,521	$89,804
Gross profit	30,126	30,864	34,718	35,763
Loss from operations	(5,579)	(5,116)	(1,635)	(2,299)
Net loss attributable to stockholders of NxStage Medical, Inc.	(5,658)	(5,327)	(1,687)	(2,670)
Net loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.03)	$(0.04)
	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$72,221	$74,083	$75,286	$79,911
Gross profit	28,934	27,530	28,587	30,852
Loss from operations	(4,789)	(6,651)	(6,274)	(4,473)
Net loss attributable to stockholders of NxStage Medical, Inc.	(5,275)	(7,113)	(6,706)	(4,852)
Net loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.11)	$(0.08)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
We, as management of NxStage Medical, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officer, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on such evaluation, we have concluded that NxStage's internal control over financial reporting is effective as of December 31, 2015.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage's consolidated financial statements, has issued an attestation report on its assessment of NxStage's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NxStage Medical, Inc.
We have audited NxStage Medical, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). NxStage Medical, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NxStage Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NxStage Medical, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of NxStage Medical, Inc., and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
February 11, 2016

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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Election of Directors,” “Corporate Governance,” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement for our 2016 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Information About Executive and Director Compensation” and “Corporate Governance” contained in the proxy statement for our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive and Director Compensation” contained in the proxy statement for our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the proxy statement for our 2016 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Corporate Governance” contained in the proxy statement for our 2016 annual meeting of stockholders.

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
February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank	Chief Executive Officer and Director	February 11, 2016
Jeffrey H. Burbank	(Principal Executive Officer)

/s/ Matthew W. Towse	Chief Financial Officer and Senior Vice President	February 11, 2016
Matthew W. Towse	(Principal Financial and Accounting Officer)

Chairman of the Board of Directors
Robert G. Funari

/s/ Daniel A. Giannini	Director	February 11, 2016
Daniel A. Giannini

/s/ Earl R. Lewis	Director	February 11, 2016
Earl R. Lewis

/s/ Jean K. Mixer	Director	February 11, 2016
Jean K. Mixer

/s/ Craig W. Moore	Director	February 11, 2016
Craig W. Moore

/s/ Reid S. Perper	Director	February 11, 2016
Reid S. Perper

/s/ Barry M. Straube, M.D.	Director	February 8, 2016
Barry M. Straube, M.D.

EXHIBIT INDEX

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC
3.1	Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005
3.2	Amended and Restated By-Laws	S-1/A	3.5	10/7/2005
4.1	Specimen certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005
10.1#	1999 Stock Option and Grant Plan, as amended by Amendments Nos. 1-3	S-1/A	10.1	10/7/2005
10.2#	Form of Incentive Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.2	10/7/2005
10.3#	Form of Nonstatutory Stock Option Agreement under the 1999 Stock Option and Grant Plan	S-1/A	10.3	10/7/2005
10.4#	2005 Stock Incentive Plan, as amended	DEF 14A	Appendix B	4/28/2011
10.5#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan	S-1/A	10.22	10/20/2005

10.6#	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan	10-Q	10.3	5/8/2014
10.7#	2014 Omnibus Incentive Plan	DEF 14A	Appendix B	4/24/2014
10.8#	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan	10-K	10.9	2/26/2015
10.9#	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan	10-K	10.1	2/26/2015
10.10#	Form of Performance Share Award Agreement under the 2014 Omnibus Incentive Plan	10-K	10.1	2/26/2015
10.11#	2005 Employee Stock Purchase Plan, as amended	DEF 14A	Appendix A	4/23/2015
10.12#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005
10.13#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005
10.14#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005
10.15#	Employment Agreement dated November 27, 2006 between the Registrant and Robert S. Brown	10-K	10.10	3/16/2007
10.16#	Employment Agreement dated as of July 15, 2013 between the Registrant and Matthew W. Towse	10-Q	10.2	11/7/2013
10.17#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	10.21	9/21/2005
10.18#	Director Compensation Policy	10-Q	10.1	5/26/2015
10.19	Credit Agreement dated as of June 9, 2014 among the Registrant and certain of its subsidiaries, Capital One Financial Corporation and Silicon Valley Bank	10-Q	10.1	8/7/2014
10.20†	Second Amended and Restated National Service Provider Agreement dated as of March 1, 2013 between the Registrant and DaVita Healthcare Partners Inc.	10-Q	10.1	7/25/2013
10.21†	Chronic Outpatient Therapy Agreement, as amended through January 10, 2014, between the Registrant and Fresenius USA Marketing, Inc.	10-Q/A	10.1	10/1/2014
10.22†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007
10.23†	Supply Agreement dated April 10, 2009 between the Registrant and Laboratorios PiSA SA de C.V.	10-Q/A	10.45	10/19/2009
10.24†	Amendment to Supply Agreement dated as of July 22, 2013 between Medisystems Corporation and Laboratorios PiSA SA de C.V.	10-Q	10.1	11/7/2013

10.25†	Technology and Trademark License Agreement effective June 15, 2009 between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009

10.26†	Lease dated as of June 22, 2011 between Registrant and 350 Riverwalk, LLC	10-Q/A	10.33	10/7/2011
*21	List of Subsidiaries
*23	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________________________

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