Form 10-Q
period 2016-03-31
NxStage Medical, Inc.
filed 2016-05-04
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
☐ Yes ☑ No

     There were 64,386,648 shares of the registrant's common stock outstanding as of the close of business on April 27, 2016.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage®, Streamline®, ButtonHole® and MasterGuard® are registered trademarks of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,714	$59,065
Accounts receivable, net	29,083	25,195
Inventory	39,034	38,391
Prepaid expenses and other current assets	5,891	6,254
Total current assets	131,722	128,905
Property and equipment, net	68,008	66,711
Field equipment, net	20,385	20,744
Deferred cost of revenues	33,995	33,068
Intangible assets, net	11,231	11,744
Goodwill	42,710	42,710
Other assets	2,898	2,992
Total assets	$310,949	$306,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,104	$10,767
Accrued expenses	24,346	27,266
Current portion of long-term debt	322	315
Other current liabilities	4,530	4,394
Total current liabilities	43,302	42,742
Deferred revenues	52,521	51,362
Long-term debt	1,617	1,664
Other long-term liabilities	17,616	17,367
Total liabilities	115,056	113,135
Commitments and contingencies (Note 9)
Noncontrolling interests subject to put provisions	205	219
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 65,205,174 and 64,873,038 shares issued as of March 31, 2016 and December 31, 2015, respectively	65	64
Additional paid-in capital	615,105	612,487
Accumulated deficit	(404,106)	(402,830)
Accumulated other comprehensive loss	(2,970)	(4,031)
Treasury stock, at cost: 825,074 and 822,059 shares as of March 31, 2016 and December 31, 2015, respectively	(13,906)	(13,864)
Total NxStage Medical, Inc. stockholders' equity	194,188	191,826
Noncontrolling interests not subject to put provisions	1,500	1,694
Total stockholders' equity	195,688	193,520
Total liabilities and stockholders’ equity	$310,949	$306,874
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues	$89,207	$79,482
Cost of revenues	52,690	49,356
Gross profit	36,517	30,126
Operating expenses:
Selling and marketing	15,254	14,548
Research and development	7,154	5,874
Distribution	7,053	6,371
General and administrative	8,031	8,912
Total operating expenses	37,492	35,705
Loss from operations	(975)	(5,579)
Other income (expense):
Interest expense, net	(241)	(241)
Other (expense) income, net	(232)	264
	(473)	23
Net loss before income taxes	(1,448)	(5,556)
Provision for income taxes	335	307
Net loss	(1,783)	(5,863)
Less: Net loss attributable to noncontrolling interests	(507)	(205)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(1,276)	$(5,658)
Net loss per share, basic and diluted	$(0.02)	$(0.09)
Weighted-average shares outstanding, basic and diluted	64,179	62,836
Other comprehensive gain (loss), net of tax	1,061	(776)
Total comprehensive loss	(722)	(6,639)
Less: Comprehensive loss attributable to noncontrolling interests	(507)	(205)
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(215)	$(6,434)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,783)	$(5,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,736	7,680
Stock-based compensation	2,614	3,727
Other	(37)	508
Changes in operating assets and liabilities:
Accounts receivable	(3,849)	2
Inventory	(5,480)	(5,688)
Prepaid expenses and other assets	681	81
Accounts payable	3,184	3,650
Accrued expenses and other liabilities	(1,553)	(3,158)
Deferred revenues	979	(523)
Net cash provided by operating activities	2,492	416
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(513)	—
Purchases of property and equipment	(3,360)	(2,025)
Net cash used in investing activities	(3,873)	(2,025)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	(106)	967
Investment by noncontrolling interest holder	300	—
Repayments on loans and lines of credit	(67)	(10)
Repayments on capital leases	(412)	(394)
Net cash (used in) provided by financing activities	(285)	563
Foreign exchange effect on cash and cash equivalents	315	(826)
Decrease in cash and cash equivalents	(1,351)	(1,872)
Cash and cash equivalents, beginning of period	59,065	52,884
Cash and cash equivalents, end of period	$57,714	$51,012

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system that can deliver the therapeutic flexibility and clinical benefits associated with traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis, which clinical literature suggests provides patients better clinical outcomes and improved quality of life. We also operate several recently opened NxStage Kidney Care dialysis centers that treat end-stage renal disease patients directly. Although small in scale, these centers provide us with valuable experience as a service provider to better meet and anticipate the needs of both our customers and patients, while optimizing our product technology. In addition, these centers provide us with the opportunity to innovate and foster new care delivery models to advance the standard of renal care across other markets, including skilled nursing facilities. More specifically, at NxStage Kidney Care we offer a range of treatment options, including home hemodialysis, peritoneal dialysis and in-center hemodialysis, including with our System One. These centers also help us to devise best practices for successful home dialysis programs and provide sites for future clinical trials. We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in over 23 countries have been treated with our products.
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months then ended, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2015 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2015 Annual Report.
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
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries and other entities in which we maintain a majority voting interests or for which we maintain effective control including variable interest entities (VIEs) for which we are deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated. Noncontrolling interests represent the proportionate equity interests in the consolidated entities that are not wholly owned by us. Noncontrolling interests of acquired entities are recognized at their initial fair value.
2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No single customer represented more than 10% of accounts receivable at March 31, 2016. One customer represented 12% of accounts receivable at December 31, 2015.

Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2015	$389
Provision	129
Usage	(124)
Balance at March 31, 2016	$394
Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-5, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The update was effective for us beginning January 1, 2016. The adoption of this standard did not impact our financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments". The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard was effective for us beginning January 1, 2016. The adoption of this standard did not impact our financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9: “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance initially was effective for us beginning January 1, 2017, but on July 9, 2015 the FASB deferred the effective date and, as a result, the new guidance is effective for us beginning January 1, 2018. Companies may adopt the new revenue standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments will be effective for us beginning January 1, 2017. The adoption of this update is not expected to have an impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-06: "Accounting for Leases" which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The new guidance is effective for us beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the potential impact this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for us beginning January 1, 2017 and early adoption is permitted. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements and related disclosure.

3.	Inventory

Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2016	December 31, 2015
Purchased components	$14,708	$15,294
Work in process	13,002	10,080
Finished goods	11,324	13,017
Total	$39,034	$38,391

4.	Property and Equipment and Field Equipment
Accumulated depreciation on property and equipment was $39.9 million and $36.9 million at March 31, 2016 and December 31, 2015, respectively. Accumulated depreciation on field equipment was $45.3 million and $44.1 million at March 31, 2016 and December 31, 2015, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $23.4 million and $22.9 million at March 31, 2016 and December 31, 2015, respectively.

6.	Net Loss per Share
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	510	904
Unvested restricted stock units	422	428
Total	932	1,332
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	March 31, 2016	December 31, 2015
Payroll, compensation and related benefits	$10,231	$14,061
Distribution expenses	3,444	3,465
General and administrative expenses	2,516	2,309
Other manufacturing costs	2,634	2,097
Other	5,521	5,334
Total	$24,346	$27,266

The components of other current liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Capital lease obligations	$2,160	$2,184
Deferred revenue, current portion	1,495	1,363
Other	875	847
Total	$4,530	$4,394
The components of other long-term liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Capital lease obligations	$10,961	$10,815
Lease incentive obligations	3,559	3,743
Benefit plan obligations	1,785	1,681
Other	1,311	1,128
Total	$17,616	$17,367
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
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. Sales of the System One to our NxStage Kidney Care dialysis centers are included in home segment revenues.
The accounting policies of our reportable segments are described in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated, as necessary, in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended March 31, 2016
Revenues from external customers	$67,573	$16,766	$2,181	$2,687	$—	$89,207
Intersegment revenues	1,730	—	—	—	(1,730)	—
Revenues	69,303	16,766	2,181	2,687	(1,730)	89,207
Segment profit (loss)	18,224	2,559	(14,567)	(7,021)	(170)	(975)
Depreciation and amortization	5,184	494	1,093	965	—	7,736
Three Months Ended March 31, 2015
Revenues from external customers	$59,098	$17,867	$1,847	$670	$—	$79,482
Intersegment revenues	482	—	—	—	(482)	—
Revenues	59,580	17,867	$1,847	670	(482)	79,482
Segment profit (loss)	12,974	2,177	(14,948)	(5,782)	—	(5,579)
Depreciation and amortization	5,290	473	1,211	706	—	7,680
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended March 31,
	2016	2015
DaVita	20%	21%
Fresenius	17%	17%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
9. Commitments and Contingencies
Significant commitments and contingencies at March 31, 2016 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2015 Annual Report.
10. Income Taxes
The provision for income taxes of $0.3 million during each of the three months ended March 31, 2016 and 2015 relates to the profitable operations of certain foreign subsidiaries.
As of March 31, 2016, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.4 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three months ended March 31, 2016.
11. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$380	$265
Selling and marketing	830	1,379
Research and development	395	505
General and administrative	1,009	1,578
Total	$2,614	$3,727
Stock Options and Restricted Stock Units

The Company granted options to purchase 1,172,485 and 914,547 shares of common stock during the three months ended March 31, 2016 and 2015, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2016 and 2015 was $5.61 and $6.10 per option, respectively.
The Company awarded 154,026 and 122,826 restricted stock units during the three months ended March 31, 2016 and 2015, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2016 and 2015 was $16.51 and $16.88 per unit, respectively.
In March 2016, the Compensation Committee of our Board of Directors approved the grant of up to 434,850 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2016. The restricted stock units, if earned, vest over a requisite service period of three years and have an average fair value of $15.57 per unit.
12. Stockholders' Equity
We received 3,015 and 22,315 shares of common stock that were surrendered in payment for the exercise of stock options during the three months ended March 31, 2016 and 2015, respectively.
13. Noncontrolling Interest
Noncontrolling interests represent the third-party equity ownership interests in consolidated entities for which we have effective control, including VIEs for which we are deemed the primary beneficiary.
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
As of March 31, 2016, we have 6 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and, together with our joint venture partners, provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters. At March 31, 2016 and 2015, total assets of our VIEs were $8.3 million and $4.0 million, and total liabilities and noncontrolling interests of our VIEs were $6.8 million and $4.0 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each subsidiary's operating agreement. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. For the three months ended March 31, 2016 the Company's noncontrolling interests subject to put provisions were $0.2 million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$1,694	$1,088
Capital contributions by noncontrolling interest	300	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(494)	(205)
Balance at end of period	$1,500	$883
14. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of foreign currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2016 and December 31, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was $20.8 million and $22.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net liability of $0.2 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively. The cash flows related to our foreign currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three months ended March 31, 2016 and 2015. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2016
Foreign exchange forward contracts	$184	$(687)	Cost of revenues
Three Months Ended March 31, 2015
Foreign exchange forward contracts	$(345)	$(478)	Cost of revenues
15. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2015	$(1,483)	$(2,548)	$(4,031)
Other comprehensive gain before reclassifications	184	190	374
Loss reclassified to earnings (1)	687	—	687
Total other comprehensive income (loss)	871	190	1,061
Balance, net of tax, as of March 31, 2016	$(612)	$(2,358)	$(2,970)
(1) Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the consolidated statement of comprehensive loss. See Note 14, Derivative Instruments and Hedging for further information.
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the three months ended March 31, 2016.
The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,779	$—	$—	$34,779
Foreign exchange forward contracts (2)	—	238	—	238
Liabilities
Foreign exchange forward contracts (2)	$—	$461	$—	$461

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,776	$—	$—	$34,776
Foreign exchange forward contracts (2)	—	51	—	51
Liabilities
Foreign exchange forward contracts (2)	$—	$1,192	$—	$1,192

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at March 31, 2016 and December 31, 2015. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
17. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$5,163	$5,073
Transfers from field equipment to deferred cost of revenues	4,133	3,160
Payment of corporate bonus in common stock	—	1,103
Market value of shares received in payment for exercise of stock options	42	389
Construction-in-process financed by construction liability	—	324
Property and equipment acquired under capital lease	—	354

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2015, included in our 2015 Annual Report.
This Quarterly Report and certain information incorporated by reference herein contain forward-looking statements concerning our business, operations and financial condition, including statements with respect to:
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

•
our strategic initiatives to grow home hemodialysis adoption, expand globally, enhance our product offerings, expand into high growth adjacencies and enter the peritoneal dialysis market and their ability to unlock market opportunity;

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
•expected impact of changes to accounting standards and policies;

•	the availability of, and changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and
•the financial, commercial and operational impact of any of the above.
All statements other than statements of historical facts included in this Quarterly Report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “potential”, “continue”, “predict”, “may”, "will" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements.

Readers should carefully review the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Quarterly Report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement.
Introduction
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Since our initial public offering in 2005, we have built a strong business that we believe serves as a solid foundation for future growth. As a leader in home hemodialysis, we remain committed to not only growing this and our other existing markets, but also expanding to new markets, including skilled nursing facilities, where we believe our current and future technology has the ability to deliver value for both patients and our customers.
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
Segment and Market Highlights
Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. Collectively, they provide treatment to more than approximately two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita contemplated continuation beyond the original expiration date of December 31, 2015, and we anticipate that our agreement will remain in effect unless we and DaVita choose to modify the terms with an amendment or new agreement providing for purchases under a different structure. Our home market agreement with Fresenius expires at the end of 2016 and is similarly designed to have evergreen renewals unless we and Fresenius agree to a different purchase structure or terms.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 27% and 44% of our In-Center segment revenues for the three months ended March 31, 2016 and 2015, respectively, with all of Gambro's sales of our products being to DaVita. We expect to see a decline in our In-Center revenue as a result of reduced blood tubing sales to Gambro over the remainder of this year, compared to 2015. Henry Schein accounted for 25% and 19% of our In-Center segment revenues the three months ended March 31, 2016 and 2015, respectively.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of March 31, 2016, we had $2.8 million reserved against trade accounts receivable for future distributor rebates and recorded $3.7 million and $2.6 million during the three months ended March 31, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of March 31, 2016, we had $2.0 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.6 million and $2.0 million during the three months ended March 31, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix, patient volume and timing of certain payments.
Financial Performance
The table below provides a summary of the financial results for the products business (which includes the results of our System One segment, In-Center segment and Other category), Services segment and in total (in thousands, except percentages). For detail below this summary level, please see further segment discussion below.

	Three Months Ended March 31,
	2016	2015
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$88,250	$79,294
Gross profit	$41,336	$33,706
Gross margin percentage	47%	43%
Income from operations	$6,216	$203
Services
Revenues	$2,687	$670
Gross profit	$(4,649)	$(3,580)
Gross margin percentage	n/a	n/a
Loss from operations	$(7,021)	$(5,782)
Eliminations
Elimination of intersegment revenues	$(1,730)	$(482)
Elimination of intersegment gross profit	$(170)	$—
Total Company
Revenues	$89,207	$79,482
Gross profit	$36,517	$30,126
Gross margin percentage	41%	38%
Loss from operations	$(975)	$(5,579)
For several years, we have focused on operating and financial improvements. During the three months ended March 31, 2016 these efforts resulted in revenues increasing by 12% to $89.2 million versus the prior year comparable period with sales in the home and critical care markets each driving growth. Driving continued improvements will remain an area of focus in 2016 and beyond within our products business and, at the same time, we expect to continue making significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our products business.
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenues
Our revenues for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
System One segment
Home	$49,536	56%	$43,498	55%
Critical Care	19,767	22%	16,082	20%
Total System One segment	69,303	78%	59,580	75%
In-Center segment	16,766	19%	17,867	23%
Other	2,181	2%	1,847	2%
Products subtotal	88,250	99%	79,294	100%
Services segment	2,687	3%	670	1%
Elimination of intersegment revenues	(1,730)	(2)%	(482)	(1)%
Total	$89,207	100%	$79,482	100%
In the home market, revenues increased $6.0 million, or 14% for the three months ended March 31, 2016 versus the prior year comparable periods driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. As our international business grows, our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency rates.
Critical care market revenues increased $3.7 million, or 23% during the three months ended March 31, 2016 versus the prior year comparable period, driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $1.1 million, or 6%, for the three months ended March 31, 2016, versus the prior year comparable period, due to variations in inventory management policies at both our distributors and end users for blood tubing sets, offset by increased sales of needles. We anticipate In-Center segment revenues will continue to decrease over the remainder of this year due to changing demand for our blood tubing sets from Gambro.
Other revenues for the three months ended March 31, 2016 and 2015 relate to dialyzers sold to Asahi. The increase in revenues was due to increased volume, partially offset by unfavorable changes in currency rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency rates.
Service segment revenues for the three months ended March 31, 2016 and 2015 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.
Gross Profit (Loss)
Our gross profit (loss) (in thousands, except as percentages of revenues) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
System One segment	$36,136	52%	$29,622	50%
In-Center segment	4,582	27%	4,246	24%
Other	618	28%	(162)	n/a
Products subtotal	41,336	47%	33,706	43%
Services segment	(4,649)	n/a	(3,580)	n/a
Elimination of intersegment gross profit	(170)	n/a	—	n/a
Gross profit	$36,517	41%	$30,126	38%
Gross profit as a percentage of revenues for the System One segment improved versus the same period last year primarily driven by favorable product mix, decreased costs and contractual price improvements. We expect to sustain gross profit as a percentage of revenue in our System One segment above 50% as we continue to work to lower costs through process improvements and product design changes, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased for the three months ended March 31, 2016, versus the prior year comparable period, driven primarily by product mix and contractual price improvements. We expect gross profit as a percentage of revenues will continue to fluctuate as a result of changes in product mix and volume.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes. In February 2016, we received a reimbursement from Asahi of $0.6 million related to additional startup costs incurred with the build out of the manufacturing facility in Germany which was recorded as a reduction of cost of revenues.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with the startup and support of our NxStage Kidney Care dialysis centers; however, the margin percentage improved versus the prior year comparable period due to continued revenue growth. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development and operation of our NxStage Kidney Care dialysis centers.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted, at least in the near-term, by costs associated with our continued investment in our Services segment.
Selling and Marketing
Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
System One segment	$11,330	16%	$10,768	18%
In-Center segment	1,552	9%	1,578	9%
Services segment	2,372	n/a	2,202	n/a
Total Selling and marketing	$15,254	17%	$14,548	18%
Selling and marketing expenses increased $0.7 million, or 5%, for the three months ended March 31, 2016 versus the prior year comparable period, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues due to our ability to continue to leverage our infrastructure. Selling and marketing for the In-Center segment remained consistent both in dollar value as well as a percentage of revenue.
Selling and marketing expenses for our Services segment increased $0.2 million, or 8% for the three months ended March 31, 2016 versus the prior year comparable period due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
Research and development	$7,154	8%	$5,874	7%
Research and development expenses increased for the three months ended March 31, 2016 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One through our investment in our next-generation hemodialysis system, along with our investment in our peritoneal dialysis product development program as we expand our product portfolio.
Distribution
Our distribution expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
System One segment	$6,582	9%	$5,880	10%
In-Center segment	471	3%	491	3%
Total Distribution	$7,053	8%	$6,371	8%
Distribution expenses increased $0.7 million, or 11%, for the three months ended March 31, 2016 versus the prior year comparable period driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses (in thousands, except as percentages of revenues) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
General and administrative	$8,031	9%	$8,912	11%
General and administrative expenses decreased by $0.9 million or 10% for the three months ended March 31, 2016 versus the prior year comparable period. The decrease was primarily due to the suspension of the medical device tax. We expect general and administrative expenses as a percentage of revenue to decline modestly compared to prior periods as we continue to leverage our infrastructure, and as a result of the suspension of the medical device tax.
Other Expense
Interest expense includes interest costs and other fees related to our debt obligations, including capital leases.
Other (expense) income, net includes foreign currency gains and losses.
Provision for Income Taxes
The provision for income taxes of $0.3 million during each of the three months ended March 31, 2016 and 2015 relates to the profitable operations of certain foreign subsidiaries.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of March 31, 2016, our accumulated deficit was $404.1 million and we had cash and cash equivalents of $57.7 million, with nearly all of that cash located in the U.S., and working capital of $88.4 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of March 31, 2016, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $28 million of credit commitment available for borrowing.
We maintain postemployment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at March 31, 2016 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the period ended March 31, 2016 or 2015.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$2,492	$416
Net cash used in investing activities	(3,873)	(2,025)
Net cash (used in) provided by financing activities	(285)	563
Foreign exchange effect on cash and cash equivalents	315	(826)
Net cash flow	$(1,351)	$(1,872)
Net cash provided by operating activities. Net cash flows from operating activities improved by $2.1 million during the three months ended March 31, 2016, versus the prior year comparable period driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation partially offset by higher working capital requirements including timing of accounts receivable collections, and payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $1.5 million during the three months ended March 31, 2016 versus the prior year comparable period, as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $4.3 million and $4.5 million during the three months ended March 31, 2016 and 2015, respectively.
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
The increase of $1.3 million in purchases of property and equipment was driven primarily by spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $2.0 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively.
Net cash (used in) provided by financing activities. During the three months ended March 31, 2016 and 2015 we used $0.1 million and received $1.0 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the three months ended March 31, 2016 we received $0.3 million in investments by noncontrolling interest holders. Cash provided by financing activities during both 2016 and 2015 was reduced by cash used to pay our capital lease obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2016 are described in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2015 Annual Report.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2015 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2016.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Investors should carefully consider the risk factors described below together with the other cautionary statements included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.
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
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the availability of and reimbursement for healthcare services. For example, in 2010, comprehensive U.S. health care reform legislation was passed that had imposed a 2.3% excise tax on domestic sales of certain medical devices, including our products, which reduced our profitability. In December 2015, this tax was suspended for two years, but will continue to have a negative financial impact when it is imposed again starting in 2018, unless permanently suspended or repealed. Rising healthcare costs have led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures, including government-imposed industry-wide price reductions, mandatory pricing systems, reference pricing systems, and payors limiting access to treatments based on cost-benefit analysis. Any of these measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments, as well as limit the prices we may charge for our products.
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
DaVita and Fresenius collectively provide treatment to over two-thirds of U.S. dialysis patients and are our two largest customers. Sales to these two customers have driven a large portion of our historical revenue growth. Any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers, would have an adverse impact on our revenues. In addition, these large dialysis providers have significant purchasing power and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.
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
Since inception, we have incurred negative operating margins and losses every quarter. Currently, we have a significant accumulated deficit. Although we are working towards achieving profitability, we continue to invest in our operations, in particular with respect to our NxStage Kidney Care dialysis centers and product pipeline, to drive future growth. Accordingly, while we expect to leverage our future operating expenses, we expect those expenses to continue to increase as we grow our business, and we cannot ensure the timing, extent or sustainability of our future profitability.
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

Our NxStage Kidney Care dialysis centers are focused on supporting home therapy and developing innovative care delivery models with our products and solutions within the home and across the renal care market. Our customers may, however, perceive these centers to be directly competing with their business which could and may have already negatively impacted product sales.
We face competition from many sources.
The dialysis therapy market is mature and we face competition from many sources, including those that are listed in the section of our 2015 Annual Report entitled “Business - Our Competition.” Our competitors may have a significant competitive advantage by:

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
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we anticipate reduced demand for our blood tubing sets from Gambro during 2016, compared to 2015. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.
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
Acquiring or developing businesses, technologies or products may present us with new challenges.

In the course of evaluating growth opportunities, we may acquire or develop businesses, technologies or products, as we did in 2007 with the acquisition of Medisystems and in 2013 with the introduction of our NxStage Kidney Care dialysis centers. We may also devote resources to potential acquisitions that are never completed or may fail to realize the anticipated benefits of such efforts. There are substantial risks and uncertainties associated with any growth or change in business lines or strategy that may prevent us from realizing the anticipated benefits of such opportunities or adversely affect our business, including:

•	need for significant investment without assurance of success;

•	potential disruption of our ongoing business;

•	need for involvement of senior management to develop the acquired businesses, technologies or products, which will take away from the time they ordinarily spend on the remainder of our business;

•	entry into markets or types of businesses in which we have limited experience;

•	impairment of relationships with key partners, customers or suppliers of ours or any acquired business;

•	addition of new complex compliance obligations;

•	difficulty in managing geographically remote units both in the United States and internationally;

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
Further, any acquired technology or product may require additional development efforts prior to commercial sale, including clinical testing and approval by the FDA and applicable foreign regulatory authorities. All technology and product candidates are prone to risks of failure typical of medical device product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.
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
Substantially all of our blood tubing sets and needles are sold through distributors. We also use distributors to sell our products in most of our international markets. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Distributors may sell products that compete with our products, and we may be unable to motivate them to focus their efforts on selling our products. The trend toward consolidation among distributors may yield greater purchasing leverage, which may increase the pricing pressures facing our business. If our distributors don’t comply with applicable laws in the sale and marketing of our products or fulfill any responsibilities they may have to protect the intellectual property rights underlying our products, our revenues may decline and we may become involved in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Moving any of this business to other distributors would involve switching costs that may be material in the near-term.
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
Following marketing approval, we must comply with numerous ongoing regulatory requirements and industry codes of conduct, including those described in the section of our 2015 Annual Report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:

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
In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of our 2015 Annual Report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.
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
Our business is dependent upon the security and uninterrupted operation of our information technology infrastructure.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information, including confidential patient health information, and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, many of which are managed by third-parties and are highly interconnected, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of installing, upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. In addition, these systems can require significant resources to ensure their continuous operation. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, we may be subject to material remediation expenses, reputational harm, and litigation.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During February 2016, we repurchased 3,015 shares of our common stock at a price of $14 per share that were delivered in payment for the exercise of employee stock options.
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
May 4, 2016