Form 10-Q
period 2016-06-30
NxStage Medical, Inc.
filed 2016-08-04
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
☐ Yes ☑ No

     There were 64,562,414 shares of the registrant's common stock outstanding as of the close of business on July 28, 2016.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,459	$59,065
Accounts receivable, net	30,092	25,195
Inventory	41,309	38,391
Prepaid expenses and other current assets	5,921	6,254
Total current assets	135,781	128,905
Property and equipment, net	66,374	66,711
Field equipment, net	20,978	20,744
Deferred cost of revenues	34,065	33,068
Intangible assets, net	10,714	11,744
Goodwill	42,710	42,710
Other assets	3,074	2,992
Total assets	$313,696	$306,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,583	$10,767
Accrued expenses	26,616	27,266
Current portion of long-term debt	324	315
Other current liabilities	4,452	4,394
Total current liabilities	44,975	42,742
Deferred revenues	52,280	51,362
Long-term debt	1,602	1,664
Other long-term liabilities	16,911	17,367
Total liabilities	115,768	113,135
Commitments and contingencies (Note 9)
Noncontrolling interests subject to put provisions	168	219
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 65,443,862 and 64,873,038 shares issued as of June 30, 2016 and December 31, 2015, respectively	65	64
Additional paid-in capital	621,395	612,487
Accumulated deficit	(405,838)	(402,830)
Accumulated other comprehensive loss	(4,250)	(4,031)
Treasury stock, at cost: 901,013 and 822,059 shares as of June 30, 2016 and December 31, 2015, respectively	(15,334)	(13,864)
Total NxStage Medical, Inc. stockholders' equity	196,038	191,826
Noncontrolling interests not subject to put provisions	1,722	1,694
Total stockholders' equity	197,760	193,520
Total liabilities and stockholders’ equity	$313,696	$306,874
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$92,207	$80,316	$181,414	$159,798
Cost of revenues	53,784	49,452	106,474	98,808
Gross profit	38,423	30,864	74,940	60,990
Operating expenses:
Selling and marketing	16,116	14,518	31,370	29,066
Research and development	7,961	6,622	15,115	12,496
Distribution	7,015	6,255	14,068	12,626
General and administrative	8,511	8,585	16,542	17,497
Total operating expenses	39,603	35,980	77,095	71,685
Loss from operations	(1,180)	(5,116)	(2,155)	(10,695)
Other income (expense):
Interest expense, net	(288)	(242)	(529)	(483)
Other (expense) income, net	(409)	37	(641)	301
	(697)	(205)	(1,170)	(182)
Net loss before income taxes	(1,877)	(5,321)	(3,325)	(10,877)
Provision for income taxes	348	273	683	580
Net loss	(2,225)	(5,594)	(4,008)	(11,457)
Less: Net loss attributable to noncontrolling interests	(493)	(267)	(1,000)	(472)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(1,732)	$(5,327)	$(3,008)	$(10,985)
Net loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.05)	$(0.17)
Weighted-average shares outstanding, basic and diluted	64,428	63,288	64,302	63,059
Other comprehensive loss, net of tax	(1,280)	(154)	(219)	(930)
Total comprehensive loss	(3,505)	(5,748)	(4,227)	(12,387)
Less: Comprehensive loss attributable to noncontrolling interests	(493)	(267)	(1,000)	(472)
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(3,012)	$(5,481)	$(3,227)	$(11,915)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,008)	$(11,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,649	15,473
Stock-based compensation	5,394	6,590
Other	(561)	813
Changes in operating assets and liabilities:
Accounts receivable	(4,980)	(2,315)
Inventory	(12,533)	(8,023)
Prepaid expenses and other assets	150	169
Accounts payable	2,785	(641)
Accrued expenses and other liabilities	276	(2,036)
Deferred revenues	991	(957)
Net cash provided by (used in) operating activities	3,163	(2,384)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(513)	—
Purchases of property and equipment	(5,466)	(4,181)
Net cash used in investing activities	(5,979)	(4,181)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	1,897	1,974
Investment by noncontrolling interest holder	979	471
Proceeds from loans and lines of credit	—	1,275
Repayments on loans and lines of credit	(156)	(44)
Repayments on capital leases	(803)	(722)
Net cash provided by financing activities	1,917	2,954
Foreign exchange effect on cash and cash equivalents	293	(923)
Decrease in cash and cash equivalents	(606)	(4,534)
Cash and cash equivalents, beginning of period	59,065	52,884
Cash and cash equivalents, end of period	$58,459	$48,350

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system capable of delivering the therapeutic flexibility and clinical benefits of traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis. Clinical literature suggests such therapies provide patients better clinical outcomes and improved quality of life. We also operate several recently opened NxStage Kidney Care dialysis centers, independently and in some instances as joint ventures, that treat end-stage renal disease (ESRD) patients directly. Although small in scale, these centers provide us with valuable experience as a service provider to better meet and anticipate the needs of both our customers and patients, while optimizing our product technology. In addition, these centers provide us with the opportunity to innovate and foster new care delivery models to advance the standard of renal care across other markets, including skilled nursing facilities. More specifically, at NxStage Kidney Care we offer a range of treatment options, including home hemodialysis, peritoneal dialysis and in-center hemodialysis, including with our System One. These centers also help us to devise best practices for successful home dialysis programs and provide sites for future clinical trials. We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in over 23 countries have been treated with our products.
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2015 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2015 Annual Report.
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
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries and other entities in which we maintain a majority voting interests or for which we maintain effective control, including variable interest entities (VIEs) for which we are deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated. Noncontrolling interests represent the proportionate equity interests in the consolidated entities that are not wholly owned by us. Noncontrolling interests of acquired entities are recognized at their initial fair value.
2. Summary of Significant Accounting Policies
Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No single customer represented more than 10% of accounts receivable at June 30, 2016. One customer represented 12% of accounts receivable at December 31, 2015.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2015	$389
Provision	233
Usage	(243)
Balance at June 30, 2016	$379
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
In February 2016, the FASB issued ASU No. 2016-02: "Accounting for Leases" which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The new guidance is effective for us beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the potential impact this standard will have on our financial statements.
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
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2016	December 31, 2015
Purchased components	$14,973	$15,294
Work in process	13,255	10,080
Finished goods	13,081	13,017
Total	$41,309	$38,391

4.	Property and Equipment and Field Equipment
Accumulated depreciation on property and equipment was $42.6 million and $36.9 million at June 30, 2016 and December 31, 2015, respectively. Accumulated depreciation on field equipment was $46.3 million and $44.1 million at June 30, 2016 and December 31, 2015, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $23.9 million and $22.9 million at June 30, 2016 and December 31, 2015, respectively.

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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	550	752	529	824
Unvested restricted stock units	335	405	369	368
Total	885	1,157	898	1,192
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	June 30, 2016	December 31, 2015
Payroll, compensation and related benefits	$12,411	$14,061
Distribution expenses	3,525	3,465
General and administrative expenses	2,334	2,309
Other manufacturing costs	2,458	2,097
Other	5,888	5,334
Total	$26,616	$27,266

The components of other current liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Capital lease obligations	$2,058	$2,184
Deferred revenue, current portion	1,609	1,363
Other	785	847
Total	$4,452	$4,394
The components of other long-term liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Capital lease obligations	$10,580	$10,815
Lease incentive obligations	3,379	3,743
Benefit plan obligations	1,747	1,681
Other	1,205	1,128
Total	$16,911	$17,367
8. Segment Disclosures
We have three reportable business segments: System One, In-Center, and Services and an Other category. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment, and Other category as our products business. We distribute our products in three markets: home, critical care and in-center.
Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products to customers, including NxStage Kidney Care, in the home and critical care markets. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of products to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors.
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
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. Sales of the System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment revenues, which are then eliminated upon consolidation.
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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended June 30, 2016
Revenues from external customers	$67,954	$16,731	$3,408	$4,114	$—	$92,207
Intersegment revenues	1,893	—	—	—	(1,893)	—
Revenues	69,847	16,731	3,408	4,114	(1,893)	92,207
Segment profit (loss)	17,945	3,133	(16,089)	(5,949)	(220)	(1,180)
Depreciation and amortization	5,271	495	1,134	1,013	—	7,913
Three Months Ended June 30, 2015
Revenues from external customers	$58,752	$18,563	$1,857	$1,144	$—	$80,316
Intersegment revenues	668	—	—	—	(668)	—
Revenues	59,420	18,563	$1,857	1,144	(668)	80,316
Segment profit (loss)	13,518	3,155	(15,718)	(6,071)	—	(5,116)
Depreciation and amortization	5,208	547	1,208	830	—	7,793
Six Months Ended June 30, 2016
Revenues from external customers	$135,527	$33,497	$5,589	$6,801	$—	$181,414
Intersegment revenues	3,623	—	—	—	(3,623)	—
Revenues	139,150	33,497	5,589	6,801	(3,623)	181,414
Segment profit (loss)	36,169	5,692	(30,656)	(12,970)	(390)	(2,155)
Depreciation and amortization	10,455	989	2,227	1,978	—	15,649
Six Months Ended June 30, 2015
Revenues from external customers	$117,850	$36,430	$3,704	$1,814	$—	$159,798
Intersegment revenues	1,150	—	—	—	(1,150)	—
Revenues	119,000	36,430	$3,704	1,814	(1,150)	159,798
Segment profit (loss)	26,492	5,332	(30,666)	(11,853)	—	(10,695)
Depreciation and amortization	10,498	1,020	2,419	1,536	—	15,473
Substantially all of our revenues are derived from the sale of the System One and related products that cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
DaVita	20%	21%	20%	21%
Fresenius	18%	17%	17%	17%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
9. Commitments and Contingencies
Significant commitments and contingencies at June 30, 2016 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2015 Annual Report.
10. Income Taxes
The provision for income taxes of $0.4 million and $0.3 million during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, relates to the profitable operations of certain foreign subsidiaries.
As of June 30, 2016, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.4 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and six months ended June 30, 2016.
11. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$362	$242	$742	$507
Selling and marketing	951	1,151	1,781	2,530
Research and development	409	423	804	928
General and administrative	1,058	1,047	2,067	2,625
Total	$2,780	$2,863	$5,394	$6,590
Stock Options and Restricted Stock Units
The Company granted options to purchase 141,515 and 147,007 shares of common stock during the three months ended June 30, 2016 and 2015, respectively, and options to purchase 1,314,000 and 1,061,554 shares of common stock during the six months ended June 30, 2016 and 2015, respectively, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the six months ended June 30, 2016 and 2015 was $5.84 and $6.13 per option, respectively.
The Company awarded 42,440 and 16,355 restricted stock units during the three months ended June 30, 2016 and 2015, respectively, and 196,466 and 139,181 restricted stock units during the six months ended June 30, 2016 and 2015, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2016 and 2015 was $16.75 and $16.94 per unit, respectively.
In March 2016, the Compensation Committee of our Board of Directors approved the grant of up to 434,850 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2016. The restricted stock units, if earned, vest over a requisite service period of three years and have an average fair value of $15.57 per unit.
12. Stockholders' Equity
We received 78,954 and 43,506 shares of common stock that were surrendered in payment for the exercise of stock options during the six months ended June 30, 2016 and 2015, respectively.
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
As of June 30, 2016, we have 7 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and, together with our joint venture partners, provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters. At June 30, 2016 and December 31, 2015, total assets of our VIEs were $11.2 million and $11.0 million, and total liabilities and noncontrolling interests of our VIEs were $9.5 million and $10.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each subsidiary's operating agreement. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. For the three and six months ended June 30, 2016 the Company's noncontrolling interests subject to put provisions were $0.2 million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,500	$883	$1,694	$1,088
Capital contributions by noncontrolling interest	—	263	300	263
Sales of noncontrolling interests	679	208	679	208
Net loss attributable to noncontrolling interest in consolidated subsidiary	(457)	(267)	(951)	(472)
Balance at end of period	$1,722	$1,087	$1,722	$1,087
14. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2016 and December 31, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was $21.0 million and $22.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net liability of $1.0 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the six months ended June 30, 2016 and 2015. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2016
Foreign exchange forward contracts	$(1,135)	$(362)	Cost of revenues
Six Months Ended June 30, 2016
Foreign exchange forward contracts	$(952)	$(1,049)	Cost of revenues
Three Months Ended June 30, 2015
Foreign exchange forward contracts	$(386)	$(206)	Cost of revenues
Six Months Ended June 30, 2015
Foreign exchange forward contracts	$(731)	$(684)	Cost of revenues
15. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2015	$(1,483)	$(2,548)	$(4,031)
Other comprehensive loss before reclassifications	(952)	(316)	(1,268)
Loss reclassified to earnings (1)	1,049	—	1,049
Total other comprehensive income (loss)	97	(316)	(219)
Balance, net of tax, as of June 30, 2016	$(1,386)	$(2,864)	$(4,250)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the six months ended June 30, 2016.
The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,785	$—	$—	$34,785
Foreign exchange forward contracts (2)	—	47	—	47
Liabilities
Foreign exchange forward contracts (2)	$—	$1,058	$—	$1,058

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,776	$—	$—	$34,776
Foreign exchange forward contracts (2)	—	51	—	51
Liabilities
Foreign exchange forward contracts (2)	$—	$1,192	$—	$1,192

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at June 30, 2016 and December 31, 2015. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
17. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$10,267	$8,772
Transfers from field equipment to deferred cost of revenues	7,136	6,268
Payment of corporate bonus in common stock	—	1,103
Market value of shares received in payment for exercise of stock options	1,470	745
Construction-in-process financed by construction liability	—	669
Property and equipment acquired under capital lease	—	354

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
This Quarterly Report and certain information incorporated by reference herein contain forward-looking statements concerning our business, operations and financial condition, including statements with respect to:
•the growth of our business;
•the ability of our product pipeline and other initiatives to help us expand existing markets and enter new ones;
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
•our manufacturing operations and supply chain;
•expectations with respect to our working capital levels and requirements;
•global economic conditions;
•the timing and cost of our remediation efforts concerning a software anomaly affecting certain System One cyclers;
•expectations with respect to achieving positive operating margins and positive cash flows;
•volatility of our stock price;
•expectations with respect to product reliability;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;
•expected impact of changes to accounting standards and policies;

•	the availability of, and impact of changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis; and
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
Segment and Market Highlights
Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. Collectively, they provide treatment to more than approximately two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and contain no minimum purchase volumes. Our home market agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days’ prior notice. Our home market agreement with Fresenius expires at the end of 2016 and is similarly designed to have evergreen renewals unless we and Fresenius choose to modify the terms with an amendment or new agreement providing for purchases under a different structure.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 20% and 35% of our In-Center segment revenues for the three months ended June 30, 2016 and 2015, respectively, and 23% and 40% for the six months ended June 30, 2016 and 2015, respectively, with all of Gambro's sales of our products being to DaVita. We expect to see a decline in our In-Center revenue as a result of an expected reduction in blood tubing sales to Gambro over the remainder of this year, compared to 2015. Henry Schein accounted for 22% and 23% of our In-Center segment revenues for the three months ended June 30, 2016 and 2015, respectively, and 24% and 21% for the six months ended June 30, 2016 and 2015, respectively.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of June 30, 2016, we had $2.8 million reserved against trade accounts receivable for future distributor rebates and recorded $3.5 million and $2.5 million during the three months ended June 30, 2016 and 2015, respectively, and $7.2 million and $5.0 million during the six months ended June 30, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of June 30, 2016, we had $2.4 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.8 million and $2.1 million during the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $4.1 million during the six months ended June 30, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix, patient volume and timing of certain payments. Sales of the System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment revenues, and more specifically home market revenues, which are then eliminated upon consolidation.
Financial Performance
The table below provides a summary of the financial results for the products business (which includes the results of our System One segment, In-Center segment and Other category) and Services segment and in total (in thousands, except percentages). For detail below this summary level, please see further segment discussion below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$89,986	$79,840	$178,236	$159,134
Gross profit	$42,097	$34,781	$83,433	$68,487
Gross margin percentage	47%	44%	47%	43%
Income from operations	$4,989	$955	$11,205	$1,158
Services
Revenues	$4,114	$1,144	$6,801	$1,814
Gross profit	$(3,454)	$(3,917)	$(8,103)	$(7,497)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(5,949)	$(6,071)	$(12,970)	$(11,853)
Eliminations
Elimination of intersegment revenues	$(1,893)	$(668)	$(3,623)	$(1,150)
Elimination of intersegment gross profit	$(220)	$—	$(390)	$—
Total Company
Revenues	$92,207	$80,316	$181,414	$159,798
Gross profit	$38,423	$30,864	$74,940	$60,990
Gross margin percentage	42%	38%	41%	38%
Loss from operations	$(1,180)	$(5,116)	$(2,155)	$(10,695)
For several years, we have focused on operating and financial improvements. During the three and six months ended June 30, 2016 these efforts resulted in revenues increasing by 15% to $92.2 million and by 14% to $181.4 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets each driving growth. Driving continued improvements will remain an area of focus in 2016 and beyond within our products business and, at the same time, we expect to continue making significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our products business.
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenues
Our revenues for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
System One segment
Home	$51,102	56%	$44,789	56%	$100,638	56%	$88,287	55%
Critical Care	18,745	20%	14,631	18%	38,512	21%	30,713	19%
Total System One segment	69,847	76%	59,420	74%	139,150	77%	119,000	74%
In-Center segment	16,731	18%	18,563	23%	33,497	18%	36,430	23%
Other	3,408	4%	1,857	2%	5,589	3%	3,704	3%
Products subtotal	89,986	98%	79,840	99%	178,236	98%	159,134	100%
Services segment	4,114	4%	1,144	2%	6,801	4%	1,814	1%
Elimination of intersegment revenues	(1,893)	(2)%	(668)	(1)%	(3,623)	(2)%	(1,150)	(1)%
Total	$92,207	100%	$80,316	100%	$181,414	100%	$159,798	100%
In the home market, revenues increased $6.3 million, or 14% and $12.4 million, or 14% for the three and six months ended June 30, 2016 versus the prior year comparable periods, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency exchange rates.
Critical Care market revenues increased $4.1 million, or 28% and $7.8 million, or 25% during the three and six months ended June 30, 2016 versus the prior year comparable period, respectively, driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $1.8 million, or 10%, and $2.9 million, or 8% for the three and six months ended June 30, 2016, versus the prior year comparable period, respectively, due to changing demand for our blood tubing sets from Gambro offset in part by variations in inventory management policies at both our distributors and end users. We anticipate In-Center segment revenues will continue to decrease over the remainder of this year due to changing demand for our blood tubing sets from Gambro.
Other revenues for the three and six months ended June 30, 2016 and 2015 relate to dialyzers sold to Asahi. The increase in revenues was due to increased volume, partially offset by unfavorable changes in currency exchange rates. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency exchange rates.
Service segment revenues for the three and six months ended June 30, 2016 and 2015 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly as we grow these new centers.
Gross Profit (Loss)
Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
System One segment	$36,611	52%	$30,163	51%	$72,747	52%	$59,785	50%
In-Center segment	5,103	31%	5,129	28%	9,685	29%	9,375	26%
Other	383	11%	(511)	n/a	1,001	18%	(673)	n/a
Products subtotal	42,097	47%	34,781	44%	83,433	47%	68,487	43%
Services segment	(3,454)	n/a	(3,917)	n/a	(8,103)	n/a	(7,497)	n/a
Elimination of intersegment gross profit	(220)	n/a	—	n/a	$(390)	n/a	$—	n/a
Gross profit	$38,423	42%	$30,864	38%	$74,940	41%	$60,990	38%
Gross profit as a percentage of revenues for the System One segment improved versus the same period last year primarily driven by favorable product mix and contractual price improvements. We expect to sustain gross profit as a percentage of revenue in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased for the three and six months ended June 30, 2016, versus the prior year comparable period, driven primarily by product mix. We expect gross profit as a percentage of revenues will decrease as a result of lower volumes and changes in pricing and product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes. In the first half of 2016, we received reimbursements from Asahi for $0.7 million related to additional startup costs incurred in 2015 with the build out of the manufacturing facility in Germany which was recorded as a reduction of cost of revenues.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with the startup and support of our NxStage Kidney Care dialysis centers; however, the margin percentage improved versus the prior year comparable periods due to continued revenue growth. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the development and operation of our NxStage Kidney Care dialysis centers.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted by costs associated with our continued investment in our Services segment.
Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
System One segment	$12,094	17%	$10,863	18%	$23,424	17%	$21,631	18%
In-Center segment	1,527	9%	1,501	8%	3,079	9%	3,079	8%
Services segment	2,495	n/a	2,154	n/a	4,867	n/a	4,356	n/a
Total Selling and marketing	$16,116	17%	$14,518	18%	$31,370	17%	$29,066	18%
Selling and marketing expenses increased $1.6 million, or 11%, and $2.3 million, or 8% for the three and six months ended June 30, 2016 versus the prior year comparable period, respectively, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs but decreased as a percentage of revenues due to our ability to continue to leverage our infrastructure. Selling and marketing for the In-Center segment remained consistent both in dollar value as well as a percentage of revenue.
Selling and marketing expenses for our Services segment increased $0.3 million, or 16%, and $0.5 million, or 12% for the three and six months ended June 30, 2016 versus the prior year comparable period, respectively, due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Research and development	$7,961	9%	$6,622	8%	$15,115	8%	$12,496	8%
Research and development expenses increased for the three and six months ended June 30, 2016 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One through our investment in our next-generation hemodialysis system, and invest in our peritoneal dialysis product development program to expand our product portfolio.
Distribution
Our distribution expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
System One segment	$6,572	9%	$5,782	10%	$13,154	9%	$11,662	10%
In-Center segment	443	3%	473	3%	914	3%	964	3%
Total Distribution	$7,015	8%	$6,255	8%	$14,068	8%	$12,626	8%
Distribution expenses increased $0.8 million, or 12%, and $1.4 million, or 11% for the three and six months ended June 30, 2016 versus the prior year comparable period, respectively, driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.

General and Administrative
Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
General and administrative	$8,511	9%	$8,585	11%	$16,542	9%	$17,497	11%
General and administrative expenses remained consistent and decreased by $1.0 million, or 5% for the three and six months ended June 30, 2016 versus the prior year comparable period, respectively. The decrease for the six month period was primarily due to the suspension of the medical device tax, offset by increased personnel related costs and professional service fees. We expect general and administrative expenses as a percentage of revenue to decline modestly compared to prior periods as we continue to leverage our infrastructure, and as a result of the suspension of the medical device tax.
Other Expense
Interest expense includes interest costs and other fees related to our debt obligations, including capital leases.
Other (expense) income, net includes foreign currency gains and losses.
Provision for Income Taxes
The provision for income taxes of $0.4 million and 0.3 million during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, relates to the profitable operations of certain foreign subsidiaries.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of June 30, 2016, our accumulated deficit was $405.8 million and we had cash and cash equivalents of $58.5 million, with substantially all of that cash located in the U.S., and working capital of $90.8 million.
Over the long term we expect to generate positive cash flow. We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our planned investments in NxStage Kidney Care. If we determine that additional investment in these or any other initiatives would be beneficial, we may choose to access the credit or capital markets to provide additional liquidity. However, we may not be successful in securing such additional financing.
Our ongoing cash requirements include funding normal working capital needs including inventory and field equipment assets. Field equipment assets include System One equipment rented to customers in the home market and our "service pool" of equipment, which is equipment owned and maintained by us that is swapped for equipment owned or rented by our customers that needs repair or maintenance. While a majority of our home market customers have committed to purchase, rather than rent, the significant majority of their future System One equipment requirements thereby reducing our working capital cash requirements, we may be unable to continue to expand or sustain this level of equipment placements that are purchased rather than rented. Additionally, any excess rental or service swap equipment would increase our working capital requirements.
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of June 30, 2016, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $29 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.7 million at June 30, 2016 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the period ended June 30, 2016 or 2015.

The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$3,163	$(2,384)
Net cash used in investing activities	(5,979)	(4,181)
Net cash provided by financing activities	1,917	2,954
Foreign exchange effect on cash and cash equivalents	293	(923)
Net cash flow	$(606)	$(4,534)
Net cash provided by (used in) operating activities. Net cash flows from operating activities improved by $5.5 million during the six months ended June 30, 2016, versus the prior year comparable period, driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation partially offset by higher working capital requirements including timing of accounts receivable collections, and payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $1.9 million during the six months ended June 30, 2016 versus the prior year comparable period, as a result of increased System One equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $8.8 million and $8.9 million during the six months ended June 30, 2016 and 2015, respectively.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for the build-out of NxStage Kidney Care dialysis centers, coupled with expenditures for our manufacturing facilities as a result of our efforts to rationalize and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. For the six months ended June 30, 2016, cash used in investing activities also includes $0.5 million related to our 2015 acquisition of controlling interest in a dialysis center.
The increase of $1.3 million in purchases of property and equipment was driven primarily by spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $2.9 million and $2.2 million during the six months ended June 30, 2016 and 2015, respectively.
Net cash provided by financing activities. During the six months ended June 30, 2016 and 2015 we received $1.9 million and $2.0 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the six months ended June 30, 2016 and 2015, we received $1.0 million and $0.5 million, respectively, in investments by noncontrolling interest holders. Cash provided by financing activities during both 2016 and 2015 was reduced by cash used to pay our capital lease obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2016 are described in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2016 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2015 Annual Report.
Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2015 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and six months ended June 30, 2016.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2016, the Centers for Medicare & Medicaid Services issued a proposed rule to update the payment policies and rates under the end-stage renal disease prospective payment system for 2017.  Among other things, CMS has proposed to increase the home and self-dialysis training add-on payment, improve its collection of cost data to further refine payment adequacy over time, and create an equivalency payment for hemodialysis when more than three treatments are furnished per week without medical justification.   We anticipate submitting comments to CMS, together with other dialysis providers and industry groups, regarding certain aspects of the proposed rule that we believe introduce unnecessary complexity and ambiguity into the process of billing for more frequent hemodialysis and may interfere with the physician-patient relationship in determining the proper course of care.
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
Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days' prior notice. Our home market agreement with Fresenius expires at the end of 2016 and is similarly designed to have evergreen renewals unless we and Fresenius choose to modify the terms with an amendment or new agreement providing for purchases under a different structure.
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
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we anticipate that demand for our blood tubing sets will continue to decrease over the remainder of this year. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.
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
Global macro-economic conditions and the world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. As a result, they may choose to rent rather than purchase our equipment or enter into other less-capital intensive purchase structures with us, which may reduce our cash flows, and have fewer personnel available to train new patients for home hemodialysis. Our international business is particularly vulnerable to global macro economic conditions. Furthermore, unfavorable changes in currency exchange rates would reduce revenues or increase our costs which would reduce our operating profit.
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
We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally. We are subject to a number of risks and challenges that specifically relate to these international operations, including:

•
foreign exchange risk, in particular with respect to the euro and peso, which could adversely affect our financial results and our ability to maintain mutually beneficial and profitable relationships with foreign vendors and distributors, and increase our costs to attract and retain international personnel;

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
Following marketing approval, we must comply with numerous ongoing regulatory requirements, industry codes of conduct and consensus standards, including those described in the section of our 2015 Annual Report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:

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
New regulations, codes and standards are periodically adopted which may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. This may expose us to increased costs, as well as risks that we may be unable to satisfy the new regulations, codes or standards and have to suspend, curtail or otherwise modify our selling and marketing efforts.
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
From time to time we have chosen to voluntarily recall certain products that we believed were mislabeled or otherwise defective. In October 2015, we notified our customers about a voluntary recall to mitigate the potential risks associated with a software anomaly affecting approximately 15% of System One cyclers. There have been no serious injuries reported in connection with this anomaly.  We reported this software anomaly to the FDA and other regulatory authorities and have concluded our discussions with them. Our remediation efforts are well under way and we expect to complete these during 2016. Remediation costs are expected to be less than $1 million over the total period of remediation.
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
Our dependence upon these and other suppliers of raw materials, components, finished goods and sterilization services exposes us to several risks, including disruptions in supply, price increases, late deliveries, failure to meet quality and compliance requirements, and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic end-stage renal disease and who need access to the System One and related disposables to continue their therapy.
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
Item 6. Exhibits

Exhibit Number	Description
10.1*†	Amendment to Second Amended and Restated National Service Provider Agreement dated as of June 13, 2016 between the Registrant and DaVita Healthcare Partners Inc.
10.2*#	Director Compensation Policy.
10.3*#	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan.
10.4*#	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
August 4, 2016