Form 10-Q
period 2016-09-30
NxStage Medical, Inc.
filed 2016-11-03
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
☐ Yes ☑ No

     There were 64,756,107 shares of the registrant's common stock outstanding as of the close of business on October 31, 2016.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,817	$59,065
Accounts receivable, net	30,581	25,195
Inventory	46,877	38,391
Prepaid expenses and other current assets	5,875	6,254
Total current assets	144,150	128,905
Property and equipment, net	65,004	66,711
Field equipment, net	20,450	20,744
Deferred cost of revenues	33,972	33,068
Intangible assets, net	10,202	11,744
Goodwill	42,710	42,710
Other assets	2,623	2,992
Total assets	$319,111	$306,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,755	$10,767
Accrued expenses	29,335	27,266
Current portion of long-term debt	330	315
Other current liabilities	4,105	4,394
Total current liabilities	48,525	42,742
Deferred revenues	50,969	51,362
Long-term debt	1,445	1,664
Other long-term liabilities	16,829	17,367
Total liabilities	117,768	113,135
Commitments and contingencies (Note 9)
Noncontrolling interests subject to put provisions	116	219
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 65,638,390 and 64,873,038 shares issued as of September 30, 2016 and December 31, 2015, respectively	65	64
Additional paid-in capital	626,040	612,487
Accumulated deficit	(406,004)	(402,830)
Accumulated other comprehensive loss	(4,328)	(4,031)
Treasury stock, at cost: 922,630 and 822,059 shares as of September 30, 2016 and December 31, 2015, respectively	(15,827)	(13,864)
Total NxStage Medical, Inc. stockholders' equity	199,946	191,826
Noncontrolling interests not subject to put provisions	1,281	1,694
Total stockholders' equity	201,227	193,520
Total liabilities and stockholders’ equity	$319,111	$306,874
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$91,951	$86,521	$273,365	$246,319
Cost of revenues	52,770	51,803	159,244	150,611
Gross profit	39,181	34,718	114,121	95,708
Operating expenses:
Selling and marketing	16,024	14,445	47,394	43,511
Research and development	8,278	6,752	23,393	19,248
Distribution	7,063	6,514	21,131	19,140
General and administrative	7,792	8,642	24,334	26,139
Total operating expenses	39,157	36,353	116,252	108,038
Income (loss) from operations	24	(1,635)	(2,131)	(12,330)
Other expense:
Interest expense, net	(244)	(312)	(773)	(795)
Other (expense) income, net	(346)	235	(987)	536
	(590)	(77)	(1,760)	(259)
Net loss before income taxes	(566)	(1,712)	(3,891)	(12,589)
Provision for income taxes	324	290	1,007	870
Net loss	(890)	(2,002)	(4,898)	(13,459)
Less: Net loss attributable to noncontrolling interests	(724)	(315)	(1,724)	(787)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(166)	$(1,687)	$(3,174)	$(12,672)
Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.05)	$(0.20)
Weighted-average shares outstanding, basic and diluted	64,638	63,528	64,414	63,215
Other comprehensive loss, net of tax	(78)	(829)	(297)	(1,759)
Total comprehensive loss	(968)	(2,831)	(5,195)	(15,218)
Less: Comprehensive loss attributable to noncontrolling interests	(724)	(315)	(1,724)	(787)
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(244)	$(2,516)	$(3,471)	$(14,431)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,898)	$(13,459)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	23,974	23,240
Stock-based compensation	7,688	9,590
Other	(886)	748
Changes in operating assets and liabilities:
Accounts receivable	(5,501)	(6,560)
Inventory	(22,026)	(10,977)
Prepaid expenses and other assets	621	(85)
Accounts payable	3,930	(613)
Accrued expenses and other liabilities	3,015	(64)
Deferred revenues	(924)	(204)
Net cash provided by operating activities	4,993	1,616
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	403
Cash paid for acquisitions, net of cash acquired	(513)	—
Purchases of property and equipment	(6,796)	(7,153)
Net cash used in investing activities	(7,309)	(6,750)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	3,677	3,643
Investment by noncontrolling interest holder	1,210	471
Proceeds from loans and lines of credit	—	1,275
Repayments on loans and lines of credit	(225)	(60)
Repayments on capital leases	(1,153)	(1,051)
Net cash provided by financing activities	3,509	4,278
Foreign exchange effect on cash and cash equivalents	559	(720)
Increase (decrease) in cash and cash equivalents	1,752	(1,576)
Cash and cash equivalents, beginning of period	59,065	52,884
Cash and cash equivalents, end of period	$60,817	$51,308

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q. Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2015 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2015 Annual Report.
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
2. Summary of Significant Accounting Policies
Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No single customer represented more than 10% of accounts receivable at September 30, 2016. One customer represented 12% of accounts receivable at December 31, 2015.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2015	$389
Provision	371
Usage	(393)
Balance at September 30, 2016	$367
Intangibles and Other Long-Lived Assets
Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is recognized using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from eight to fourteen years.  Long-lived assets, including intangible assets, are tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset or asset group to the future undiscounted cash flows over the asset’s remaining depreciable life.  If an asset or asset group is considered impaired, the impairment recognized is the amount by which the carrying value of the long-lived asset(s) exceeds the fair value of the long-lived asset(s), which is determined using estimated discounted cash flows to be generated from such assets or other methods, if appropriate. During the three and nine months ended September 30, 2016 and 2015, no significant impairment was recognized.  Future events and circumstances may indicate that certain long-lived tangible assets in the Services segment, primarily leasehold improvements at our NxStage Kidney Care dialysis centers, may not be recoverable. As of September 30, 2016, our estimate of future undiscounted cash flows indicated that such carrying amounts were expected to be recovered.  However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to recognize an impairment at the clinic level for at least some portion of those assets. Estimating future net cash flows requires significant estimates and judgment.  Changes in market conditions, including delays in CMS certification, slower than expected patient growth or unfavorable payor mix would negatively impact our estimated future net cash flows in the near term, which could result in impairment charges.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers.” The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance is effective for us beginning January 1, 2018, with early adoption permitted no earlier than the original effective date of the standard, which is the first quarter of fiscal 2017 for us. The new guidance allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance recognized at the date of initial application. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments for our consolidated financial statements and related disclosures.  We intend to adopt ASU 2014-09 and related amendments effective January 1, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02: "Accounting for Leases" which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The new guidance is effective for us beginning January 1, 2019 and early adoption is permitted. We intend to adopt this standard as of January 1, 2019. We are currently evaluating the potential impact this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09: “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for us beginning January 1, 2017 and early adoption is permitted. We intend to adopt this standard as of January 1, 2017. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements and related disclosure.

3.	Inventory
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2016	December 31, 2015
Purchased components	$16,595	$15,294
Work in process	12,209	10,080
Finished goods	18,073	13,017
Total	$46,877	$38,391

4.	Property and Equipment and Field Equipment
Accumulated depreciation on property and equipment was $45.5 million and $36.9 million at September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation on field equipment was $47.2 million and $44.1 million at September 30, 2016 and December 31, 2015, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $24.4 million and $22.9 million at September 30, 2016 and December 31, 2015, respectively.

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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	1,096	631	682	756
Unvested restricted stock units	382	411	359	350
Total	1,478	1,042	1,041	1,106
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	September 30, 2016	December 31, 2015
Payroll, compensation and related benefits	$14,186	$14,061
Distribution expenses	4,107	3,465
General and administrative expenses	2,448	2,309
Other manufacturing costs	2,307	2,097
Other	6,287	5,334
Total	$29,335	$27,266
The components of other current liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Capital lease obligations	$2,041	$2,184
Deferred revenue, current portion	1,273	1,363
Other	791	847
Total	$4,105	$4,394
The components of other long-term liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Capital lease obligations	$10,862	$10,815
Lease incentive obligations	3,247	3,743
Benefit plan obligations	1,804	1,681
Other	916	1,128
Total	$16,829	$17,367
8. Segment Disclosures
We have three reportable business segments: System One, In-Center, and Services, as well as an Other category. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment, and Other category as our products business. We distribute our products in three markets: home, critical care and in-center.
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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended September 30, 2016
Revenues from external customers	$70,011	$14,493	$3,601	$3,846	$—	$91,951
Intersegment revenues	1,930	—	—	—	(1,930)	—
Revenues	71,941	14,493	3,601	3,846	(1,930)	91,951
Segment profit (loss)	19,828	2,463	(15,676)	(6,384)	(207)	24
Depreciation and amortization	5,578	500	1,134	1,113	—	8,325
Three Months Ended September 30, 2015
Revenues from external customers	$61,910	$19,440	$3,418	$1,753	$—	$86,521
Intersegment revenues	910	—	—	—	(910)	—
Revenues	62,820	19,440	$3,418	1,753	(910)	86,521
Segment profit (loss)	16,036	3,762	(15,567)	(5,866)	—	(1,635)
Depreciation and amortization	5,129	551	1,222	865	—	7,767
Nine Months Ended September 30, 2016
Revenues from external customers	$205,538	$47,990	$9,190	$10,647	$—	$273,365
Intersegment revenues	5,553	—	—	—	(5,553)	—
Revenues	211,091	47,990	9,190	10,647	(5,553)	273,365
Segment profit (loss)	55,997	8,155	(46,332)	(19,354)	(597)	(2,131)
Depreciation and amortization	16,033	1,489	3,361	3,091	—	23,974
Nine Months Ended September 30, 2015
Revenues from external customers	$179,760	$55,870	$7,122	$3,567	$—	$246,319
Intersegment revenues	2,060	—	—	—	(2,060)	—
Revenues	181,820	55,870	$7,122	3,567	(2,060)	246,319
Segment profit (loss)	42,528	9,094	(46,233)	(17,719)	—	(12,330)
Depreciation and amortization	15,627	1,571	3,641	2,401	—	23,240
Substantially all of our revenues are derived from the sale of the System One and related products that cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
DaVita	21%	20%	20%	20%
Fresenius	18%	16%	18%	17%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.

9. Commitments and Contingencies
Significant commitments and contingencies at September 30, 2016 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2015 Annual Report.
10. Income Taxes
The provision for income taxes of $0.3 million during both the three months ended September 30, 2016 and 2015, and $1.0 million and $0.9 million during the nine months ended September 30, 2016 and 2015, respectively, relates to the profitable operations of certain foreign subsidiaries.
As of September 30, 2016, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.5 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and nine months ended September 30, 2016.
11. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$314	$227	$1,056	$734
Selling and marketing	781	1,127	2,562	3,657
Research and development	344	427	1,148	1,355
General and administrative	855	1,219	2,922	3,844
Total	$2,294	$3,000	$7,688	$9,590
Stock Options and Restricted Stock Units
The Company granted options to purchase 20,351 shares of common stock during the three months ended September 30, 2016 and options to purchase 1,334,351 and 1,061,554 shares of common stock during the nine months ended September 30, 2016 and 2015, respectively, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the nine months ended September 30, 2016 and 2015 was $5.89 and $6.13 per option, respectively.
The Company awarded 23,380 and 34,660 restricted stock units during the three months ended September 30, 2016 and 2015, respectively, and 219,846 and 173,841 restricted stock units during the nine months ended September 30, 2016 and 2015, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2016 and 2015 was $17.34 and $16.59 per unit, respectively.
In March 2016, the Compensation Committee of our Board of Directors approved the grant of up to 434,850 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2016. The restricted stock units, if earned, vest over a requisite service period of three years and have an average fair value of $15.57 per unit.
12. Stockholders' Equity
We received 100,571 and 43,506 shares of common stock that were surrendered in payment for the exercise of stock options during the nine months ended September 30, 2016 and 2015, respectively.
13. Noncontrolling Interest
As of September 30, 2016, we have 7 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and, together with our joint venture partners, provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.

The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters. At September 30, 2016 and December 31, 2015, total assets of our VIEs were $12.5 million and $11.0 million, and total liabilities and noncontrolling interests of our VIEs were $10.9 million and $10.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each subsidiary's operating agreement. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At September 30, 2016 the Company's noncontrolling interests subject to put provisions were $0.1 million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$1,722	$1,087	$1,694	$1,088
Capital contributions by noncontrolling interest	231	—	531	263
Sales of noncontrolling interests	—	—	679	208
Net loss attributable to noncontrolling interest in consolidated subsidiary	(672)	(315)	(1,623)	(787)
Balance at end of period	$1,281	$772	$1,281	$772
14. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have a duration of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2016 and December 31, 2015, the notional amount of our outstanding contracts that are designated as cash flow hedges was $23.0 million and $22.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net liability of $1.0 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the nine months ended September 30, 2016 and 2015. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2016
Foreign exchange forward contracts	$(386)	$(381)	Cost of revenues
Nine Months Ended September 30, 2016
Foreign exchange forward contracts	$(1,338)	$(1,430)	Cost of revenues
Three Months Ended September 30, 2015
Foreign exchange forward contracts	$(1,093)	$(547)	Cost of revenues
Nine Months Ended September 30, 2015
Foreign exchange forward contracts	$(1,824)	$(1,231)	Cost of revenues

15. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2015	$(1,483)	$(2,548)	$(4,031)
Other comprehensive loss before reclassifications	(1,338)	(389)	(1,727)
Loss reclassified to earnings (1)	1,430	—	1,430
Total other comprehensive income (loss)	92	(389)	(297)
Balance, net of tax, as of September 30, 2016	$(1,391)	$(2,937)	$(4,328)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the nine months ended September 30, 2016.
The following table presents assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,793	$—	$—	$34,793
Foreign exchange forward contracts (2)	—	59	—	59
Liabilities
Foreign exchange forward contracts (2)	$—	$1,024	$—	$1,024

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,776	$—	$—	$34,776
Foreign exchange forward contracts (2)	—	51	—	51
Liabilities
Foreign exchange forward contracts (2)	$—	$1,192	$—	$1,192

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at September 30, 2016 and December 31, 2015. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
17. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$14,629	$11,776
Transfers from field equipment to deferred cost of revenues	10,396	9,251
Payment of corporate bonus in common stock	—	1,103
Market value of shares received in payment for exercise of stock options	1,963	745
Construction-in-process financed by construction liability	187	1,332
Property and equipment acquired under capital lease	127	354

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
Our In-Center segment revenues are highly concentrated in several significant purchasers. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 19% and 42% of our In-Center segment revenues for the three months ended September 30, 2016 and 2015, respectively, and 22% and 40% for the nine months ended September 30, 2016 and 2015, respectively, with all of Gambro's sales of our products being to DaVita. We expect to see a decline in our In-Center revenue as a result of an expected reduction in blood tubing sales to Gambro over the remainder of this year, compared to 2015. Henry Schein accounted for 33% and 22% of our In-Center segment revenues for the three months ended September 30, 2016 and 2015, respectively, and 27% and 21% for the nine months ended September 30, 2016 and 2015, respectively.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of September 30, 2016, we had $3.9 million reserved against trade accounts receivable for future distributor rebates and recorded $2.9 million and $2.7 million during the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $7.8 million during the nine months ended September 30, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of September 30, 2016, we had $2.7 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.8 million in both the three months ended September 30, 2016 and 2015, and $5.2 million and $5.9 million during the nine months ended September 30, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment revenues are derived from open centers treating patients and will fluctuate based on payor mix, patient volume and timing of certain payments. Sales of the System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment revenues, and more specifically home market revenues, which are then eliminated upon consolidation. Supporting the startup and ongoing operation of our NxStage Kidney Care dialysis centers requires significant capital and operating expenditures and management resources.  Currently, our Services segment generates negative gross margins and operating losses as we open and start-up these new centers.  We expect these losses to continue in the near term but improve as the centers and the overall segment matures.  However, if we experience unanticipated costs or difficulties in advancing this market development initiative, we may be required to recognize an impairment of certain long-lived assets within our Services segment.
Financial Performance
The table below provides a summary of the financial results for the products business (which includes the results of our System One segment, In-Center segment and Other category) and Services segment and in total (in thousands, except percentages). For detail below this summary level, please see further segment discussion below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$90,035	$85,678	$268,271	$244,812
Gross profit	$43,455	$38,397	$126,888	$106,884
Gross margin percentage	48%	45%	47%	44%
Income from operations	$6,615	$4,231	$17,820	$5,389
Services
Revenues	$3,846	$1,753	$10,647	$3,567
Gross profit	$(4,067)	$(3,679)	$(12,170)	$(11,176)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(6,384)	$(5,866)	$(19,354)	$(17,719)
Eliminations
Elimination of intersegment revenues	$(1,930)	$(910)	$(5,553)	$(2,060)
Elimination of intersegment gross profit	$(207)	$—	$(597)	$—
Total Company
Revenues	$91,951	$86,521	$273,365	$246,319
Gross profit	$39,181	$34,718	$114,121	$95,708
Gross margin percentage	43%	40%	42%	39%
Income (loss) from operations	$24	$(1,635)	$(2,131)	$(12,330)
For several years, we have focused on operating and financial improvements. During the three and nine months ended September 30, 2016 these efforts resulted in revenues increasing by 6% to $92.0 million and by 11% to $273.4 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets each driving growth. Driving continued improvements will remain an area of focus in 2016 and beyond within our products business and, at the same time, we expect to continue making significant investments in our Services segment. We expect that these investments will have a negative impact on our total operating performance in the near term and may offset performance improvements we expect in our products business.
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenues
Our revenues for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
System One segment
Home	$53,759	58%	$46,473	54%	$154,397	56%	$134,760	55%
Critical Care	18,182	20%	16,347	19%	56,694	21%	47,060	19%
Total System One segment	71,941	78%	62,820	73%	211,091	77%	181,820	74%
In-Center segment	14,493	16%	19,440	22%	47,990	18%	55,870	23%
Other	3,601	4%	3,418	4%	9,190	3%	7,122	3%
Products subtotal	90,035	98%	85,678	99%	268,271	98%	244,812	100%
Services segment	3,846	4%	1,753	2%	10,647	4%	3,567	1%
Elimination of intersegment revenues	(1,930)	(2)%	(910)	(1)%	(5,553)	(2)%	(2,060)	(1)%
Total	$91,951	100%	$86,521	100%	$273,365	100%	$246,319	100%
In the home market, revenues increased $7.3 million, or 16% and $19.6 million, or 15% for the three and nine months ended September 30, 2016 versus the prior year comparable periods, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenue will be susceptible to fluctuations in equipment sales, changes in inventory levels at our international distributors and changes in currency exchange rates.
Critical Care market revenues increased $1.8 million, or 11% and $9.6 million, or 20% during the three and nine months ended September 30, 2016 versus the prior year comparable period, respectively, driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in the critical care market may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $4.9 million, or 25%, and $7.9 million, or 14% for the three and nine months ended September 30, 2016, versus the prior year comparable period, respectively, due to changing demand for our blood tubing sets from Gambro offset in part by variations in inventory management policies at both our distributors and end users. We anticipate In-Center segment revenues will continue to decrease over the remainder of this year as compared to last year due to changing demand for our blood tubing sets from Gambro.
Other revenues for the three and nine months ended September 30, 2016 and 2015 relate to dialyzers sold to Asahi. The increase in revenues was due to increased volume. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency exchange rates.
Service segment revenues for the three and nine months ended September 30, 2016 and 2015 relate to dialysis services provided to patients at our recently opened NxStage Kidney Care dialysis centers. We expect future revenues will fluctuate based on payor mix, patient volume and timing of certain payments.
Gross Profit (Loss)
Our gross profit (loss) (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
System One segment	$38,680	54%	$32,942	52%	$111,427	53%	$92,727	51%
In-Center segment	4,381	30%	5,628	29%	14,066	29%	15,003	27%
Other	394	11%	(173)	n/a	1,395	15%	(846)	n/a
Products subtotal	43,455	48%	38,397	45%	126,888	47%	106,884	44%
Services segment	(4,067)	n/a	(3,679)	n/a	(12,170)	n/a	(11,176)	n/a
Elimination of intersegment gross profit	(207)	n/a	—	n/a	$(597)	n/a	$—	n/a
Gross profit	$39,181	43%	$34,718	40%	$114,121	42%	$95,708	39%
Gross profit as a percentage of revenues for the System One segment improved versus the same period last year primarily driven by contractual price improvements, currency exchange rates and product mix , offset in part by increased service costs. We expect to sustain gross profit as a percentage of revenue in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased for the three and nine months ended September 30, 2016, versus the prior year comparable period, driven primarily by product mix. We expect gross profit as a percentage of revenues will decrease as a result of lower volumes and changes in pricing and product mix.
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
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with the startup and support of our NxStage Kidney Care dialysis centers; however, the margin percentage improved versus the prior year comparable periods due to continued revenue growth. We expect the Services segment gross margin will fluctuate based on payor mix, patient volume and timing of certain payments.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted by costs associated with our continued investment in our Services segment.
Selling and Marketing

Our selling and marketing expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
System One segment	$12,180	17%	$10,927	17%	$35,604	17%	$32,558	18%
In-Center segment	1,527	11%	1,331	7%	4,606	10%	4,410	8%
Services segment	2,317	n/a	2,187	n/a	7,184	n/a	6,543	n/a
Total Selling and marketing	$16,024	17%	$14,445	17%	$47,394	17%	$43,511	18%
Selling and marketing expenses increased $1.6 million, or 11%, and $3.9 million, or 9% for the three and nine months ended September 30, 2016 versus the prior year comparable period, respectively, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs but decreased slightly as a percentage of revenues due to our ability to continue to leverage our infrastructure. Selling and marketing for the In-Center segment remained relatively consistent in dollar value and increased as a percentage of revenue.
Selling and marketing expenses for our Services segment increased $0.1 million, or 6%, and $0.6 million, or 10% for the three and nine months ended September 30, 2016 versus the prior year comparable period, respectively, due to increased expenses for personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the startup and support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Research and development	$8,278	9%	$6,752	8%	$23,393	9%	$19,248	8%
Research and development expenses increased for the three and nine months ended September 30, 2016 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One through our investment in our next-generation hemodialysis system, and invest in our peritoneal dialysis product development program to expand our product portfolio.
Distribution
Our distribution expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
System One segment	$6,672	9%	$5,979	10%	$19,826	9%	$17,641	10%
In-Center segment	391	3%	535	3%	1,305	3%	1,499	3%
Total Distribution	$7,063	8%	$6,514	8%	$21,131	8%	$19,140	8%
Distribution expenses increased $0.5 million, or 8%, and $2.0 million, or 10% for the three and nine months ended September 30, 2016 versus the prior year comparable period, respectively, driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.

General and Administrative
Our general and administrative expenses (in thousands, except as percentages of revenues) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
General and administrative	$7,792	8%	$8,642	10%	$24,334	9%	$26,139	11%
General and administrative expenses decreased by $0.9 million, or 10% and $1.8 million, or 7% for the three and nine months ended September 30, 2016 versus the prior year comparable period, respectively. The decrease was primarily due to the suspension of the medical device tax, offset by increased personnel related costs and professional service fees. We expect general and administrative expenses as a percentage of revenue to decline modestly compared to prior periods as we continue to leverage our infrastructure, and as a result of the suspension of the medical device tax.
Other Expense
Interest expense includes interest costs and other fees related to our debt obligations, including capital leases.
Other (expense) income, net in each period includes foreign currency gains and losses. Other income (expense), net during the three and nine months ended September 30, 2015 includes unrealized holding gains of $0.3 million and realized gains of $0.4 million recognized from corporate equity instruments designated as short term trading securities.
Provision for Income Taxes
The provision for income taxes of $0.3 million during both the three months ended September 30, 2016 and 2015, and $1.0 million and $0.9 million during the nine months ended September 30, 2016 and 2015, respectively, relates to the profitable operations of certain foreign subsidiaries.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of September 30, 2016, our accumulated deficit was $406.0 million and we had cash and cash equivalents of $60.8 million, with substantially all of that cash located in the U.S., and working capital of $95.6 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for a transaction of this type and is secured by substantially all of our assets. As of September 30, 2016, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $27 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at September 30, 2016 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the period ended September 30, 2016 or 2015.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$4,993	$1,616
Net cash used in investing activities	(7,309)	(6,750)
Net cash provided by financing activities	3,509	4,278
Foreign exchange effect on cash and cash equivalents	559	(720)
Net cash flow	$1,752	$(1,576)
Net cash provided by operating activities. Net cash flows from operating activities improved by $3.4 million during the nine months ended September 30, 2016, versus the prior year comparable period, driven by improved net loss after adjustments for non-cash items such as depreciation and amortization and stock-based compensation partially offset by higher working capital requirements including timing of accounts receivable collections, and payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and timing of payments from our customers and to our vendors.
Cash flow from deferred revenues fluctuates based on timing of equipment sales. Amortization of deferred revenues into revenues relating to sales of home equipment was $13.4 million and $13.1 million during the nine months ended September 30, 2016 and 2015, respectively.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for the build-out of NxStage Kidney Care dialysis centers, coupled with expenditures for our manufacturing facilities as a result of our efforts to rationalize and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. For the nine months ended September 30, 2016, cash used in investing activities also includes $0.5 million related to our 2015 acquisition of controlling interest in a dialysis center.
The decrease of $0.4 million in purchases of property and equipment was driven primarily by spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our Kidney Care centers were $3.2 million and $3.4 million during the nine months ended September 30, 2016 and 2015, respectively.
Net cash provided by financing activities. During the nine months ended September 30, 2016 and 2015 we received $3.7 million and $3.6 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the nine months ended September 30, 2016 and 2015, we received $1.2 million and $0.5 million, respectively, in investments by noncontrolling interest holders. During the nine months ended September 30, 2015 we received $1.3 million in proceeds from a term loan. Cash provided by financing activities during both 2016 and 2015 was reduced by cash used to pay our capital lease obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2016 are described in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2016 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2015 Annual Report.
Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2015 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2015 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and nine months ended September 30, 2016.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our growth requires that we continue to shift patients’ and the medical community’s understanding and view of home hemodialysis and will require further increases in the number of patients who adopt home hemodialysis from current levels, physicians who are willing to prescribe home hemodialysis, and dialysis centers that are willing to support home hemodialysis growth. Most dialysis centers presently do not have the infrastructure to support a significant home hemodialysis patient population, including the availability of home hemodialysis training nurses, and may not be motivated to invest in home hemodialysis programs due, in part, to certain Medicare reimbursement policies. We will need to continue to devote significant resources to expanding the home dialysis market, but these efforts ultimately may not be successful.
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
In October 2016, the Centers for Medicare & Medicaid Services (CMS) issued its final rule to update the payment policies and rates under the end-stage renal disease prospective payment system for 2017. Among other things, CMS increased the home and self-dialysis training add-on payment and reiterated its policy of paying for appropriately medically justified hemodialysis treatments provided in excess of three treatments per week.
Measures to reduce healthcare costs may hurt our business.
Our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis treatments. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the System One or our other products and limits the prices we may charge for our products. Efforts by the Centers for Medicare and Medicaid Services and commercial insurance payors to exert downward pressure on payment rates for dialysis services may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs.
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
DaVita and Fresenius collectively provide treatment to over two-thirds of U.S. dialysis patients and are our two largest customers. Sales to these two customers have driven a large portion of our historical revenue growth. Any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers, would have an adverse impact on our revenues. In addition, these large dialysis providers have significant purchasing power, and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.
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
Joint ventures have become common vehicles within the dialysis services industry and are designed to improve the quality of care while managing healthcare costs by sharing clinical expertise, management experience and industry knowledge in an efficient manner. Several of our NxStage Kidney Care dialysis centers are structured as joint ventures in which physicians hold an interest. These physician owners may also provide medical director services and refer patients to our dialysis centers. There has been growing governmental scrutiny of joint ventures and other financial arrangements with physicians or physician groups. Although we seek to structure our joint ventures in compliance with all regulatory requirements, the applicable laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances.

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
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we anticipate that demand for our blood tubing sets will continue to decrease over the remainder of this year as compared to last year. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to the loss of our blood tubing set and needle business to competitors in the dialysis industry.
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
Our future growth requires that we develop and commercialize new products in a timely manner to address changing market requirements, such as our next generation hemodialysis system, peritoneal dialysis system, and next generation critical care system. Otherwise, we may lose revenues or market share to our competitors, which may be difficult to regain. Developing innovative products and bringing them to market is a highly costly, lengthy and uncertain process, and we may experience delays in commercializing new products. Our efforts may not produce commercially viable products due to the many technological, regulatory, operational and other risks associated with product development, including:

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

During June 2016, the referendum by UK voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against our reporting currency, the US dollar. Continued volatility in or devaluation of the British pound sterling may adversely affect our results of operations by reducing our reported international sales and earnings and causing our UK customers to reduce their investment in healthcare. The further impact of Brexit on our international business will depend on any agreements the UK makes to retain access to EU markets. Although it is unknown what the terms of the UK’s future relationship with the EU will be, the imposition of greater restrictions on imports and exports between the UK and EU countries and an increase in regulatory complexity could adversely affect our relationships with our customers, suppliers and employees in the UK.
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
New regulations, codes and standards are periodically adopted which may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. In addition, regulatory authorities have been increasingly aggressive in their enforcement activities and scrutiny of medical device and healthcare companies. Any of these factors may expose us to increased compliance costs and the assessment of significant fines, as well as risks that we may be unable to satisfy the new regulations, codes or standards, or more expansive interpretations of existing regulations, and have to suspend, curtail or otherwise modify our selling and marketing efforts and other aspects of our operations.
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
November 3, 2016