Form 10-Q
period 2017-03-31
NxStage Medical, Inc.
filed 2017-05-09
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     There were 65,735,360 shares of the registrant's common stock outstanding as of the close of business on April 30, 2017.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,455	$59,632
Accounts receivable, net	39,260	32,286
Inventory	48,514	46,845
Prepaid expenses and other current assets	7,999	6,136
Total current assets	151,228	144,899
Property and equipment, net	61,323	61,561
Field equipment, net	24,395	22,309
Deferred cost of revenues	32,027	33,165
Intangible assets, net	9,180	9,688
Goodwill	42,648	42,648
Other assets	2,975	2,937
Total assets	$323,776	$317,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,490	$14,177
Accrued expenses	24,762	30,985
Current portion of long-term debt	334	328
Other current liabilities	4,111	3,770
Total current liabilities	47,697	49,260
Deferred revenues	47,773	49,001
Long-term debt	1,240	1,305
Other long-term liabilities	16,235	15,568
Total liabilities	112,945	115,134
Commitments and contingencies (Note 9)
Noncontrolling interests subject to put provisions	26	50
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 66,724,350 and 65,883,026 shares issued as of March 31, 2017 and December 31, 2016, respectively	66	65
Additional paid-in capital	640,907	631,219
Accumulated deficit	(408,790)	(407,601)
Accumulated other comprehensive loss	(3,196)	(6,101)
Treasury stock, at cost: 1,017,640 and 936,360 shares as of March 31, 2017 and December 31, 2016, respectively	(18,479)	(16,184)
Total NxStage Medical, Inc. stockholders' equity	210,508	201,398
Noncontrolling interests not subject to put provisions	297	625
Total stockholders' equity	210,805	202,023
Total liabilities and stockholders’ equity	$323,776	$317,207
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues	$96,829	$89,207
Cost of revenues	55,639	52,690
Gross profit	41,190	36,517
Operating expenses:
Selling and marketing	16,770	15,254
Research and development	9,508	7,154
Distribution	7,643	7,053
General and administrative	8,950	8,031
Total operating expenses	42,871	37,492
Loss from operations	(1,681)	(975)
Other expense:
Interest expense, net	(203)	(241)
Other expense, net	(270)	(232)
	(473)	(473)
Net loss before income taxes	(2,154)	(1,448)
(Benefit from) provision for income taxes	(613)	335
Net loss	(1,541)	(1,783)
Less: Net loss attributable to noncontrolling interests	(352)	(507)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(1,189)	$(1,276)
Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding, basic and diluted	65,275	64,179
Other comprehensive income:
Unrealized gain on derivative instruments, net of income taxes	2,184	871
Other gain	721	190
Total other comprehensive income	2,905	1,061
Total comprehensive income (loss)	1,364	(722)
Less: Comprehensive loss attributable to noncontrolling interests	(352)	(507)
Total comprehensive income (loss) attributable to stockholders of NxStage Medical, Inc.	$1,716	$(215)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,541)	$(1,783)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	8,467	7,736
Stock-based compensation	2,574	2,614
Other	(623)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(6,911)	(3,849)
Inventory	(7,848)	(5,480)
Prepaid expenses and other assets	(7)	681
Accounts payable	4,200	3,184
Accrued expenses and other liabilities	(4,579)	(1,553)
Deferred revenues	(1,026)	979
Net cash (used in) provided by operating activities	(7,294)	2,492
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(513)
Purchases of property and equipment	(1,605)	(3,360)
Net cash used in investing activities	(1,605)	(3,873)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	4,742	(106)
Investment by noncontrolling interest holder	—	300
Repayments on loans and lines of credit	(75)	(67)
Repayments on capital leases	(338)	(412)
Net cash provided by (used in) financing activities	4,329	(285)
Foreign exchange effect on cash and cash equivalents	393	315
Decrease in cash and cash equivalents	(4,177)	(1,351)
Cash and cash equivalents, beginning of period	59,632	59,065
Cash and cash equivalents, end of period	$55,455	$57,714

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system capable of delivering the therapeutic flexibility and clinical benefits of traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes and home-like settings, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis. Clinical literature suggests such therapies provide patients better clinical outcomes and improved quality of life. In addition to the System One, we provide patients with our PureFlow SL accessory which prepares on-site premixed dialysate fluid in the patient's home using ordinary tap water and dialysate concentrate.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2016 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2016 Annual Report.
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are of a normal recurring nature.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of NxStage Medical, Inc. and our wholly-owned subsidiaries and other entities in which we maintain a majority voting interests or for which we maintain effective control, including variable interest entities ("VIEs") for which we are deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated. Noncontrolling interests represent the proportionate equity interests in the consolidated entities that are not wholly owned by us. Noncontrolling interests of acquired entities are recognized at their initial fair value.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. Three customers represented 13%, 10% and 10% of accounts receivable at March 31, 2017. Two customers represented 12% and 10% of accounts receivable at December 31, 2016.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2016	$280
Provision	133
Usage	(114)
Balance at March 31, 2017	$299
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
Recoverability of these assets is measured at the center level by comparing the carrying value of the centers to the centers' estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). If the sum of the expected non-discounted future cash flows is less than the carrying amount of the long-lived assets, we would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. For certain of our centers, we recorded an impairment charge during the fourth quarter of 2016 and 2015 of $0.5 million and $0.2 million in cost of revenue, respectively, to write-down the asset group's carrying value to its fair value.
Future events and circumstances may indicate that certain long-lived tangible assets in the Services segment may not be recoverable. As of March 31, 2017, our estimate of future undiscounted net cash flows indicated the carrying amounts of our Services segment long-lived assets of $16.3 million were expected to be recovered. Our expected non-discounted future cash flows are based upon cash flow projections and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. We believe our procedures for developing cash flow projections, including the estimated sales proceeds, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.
Developing cash flow projections used in our impairment test requires significant estimates and judgment.  Among other things, slower than expected patient ramp or lower than expected reimbursement rates would negatively impact our cash flow projections in the near term. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge at the clinic level for at least some portion of those assets.
Goodwill
We test goodwill for impairment during the fourth quarter, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our System One, In-center and Services reporting units contain goodwill of $41.1 million, $0.5 million and $1.0 million, respectively. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement.
During 2016 and 2015 we utilized the qualitative assessment to assess the fair value of our System One and In-center reporting units and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value. During 2016, for our Services reporting unit, we utilized the quantitative assessment noting that the fair value of the reporting unit exceeds its carrying value, indicating that goodwill was not impaired. We estimated the fair value of our Services reporting unit using a discounted cash flow approach.

There have been no events or changes in circumstances since the date of our last goodwill impairment tests that would indicate it is more likely than not that the fair value of our reporting units is less than their carry value. Our Services reporting unit, with a goodwill of $1.0 million at March 31, 2017, has been identified as having a higher risk for impairment. Future events that could have a negative impact on the levels of excess fair value over carry value of our Services reporting unit include, but are not limited to, slower than expected patient ramp, lower than expected reimbursement rates or operating income, increases in capital expenditures or unfavorable changes in working capital. Negative changes in one or more of these factors, among others, could results in a goodwill impairment charge of up to $1.0 million in the future.
Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments were effective for us beginning January 1, 2017. The adoption of this update did not have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09: “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance was effective for us beginning January 1, 2017. We have elected to continue to estimate forfeiture rates. This new standard impacts our income tax footnote disclosures. We have tax effected federal net operating losses of $18.0 million and state net operating losses of $1.6 million that are attributable to excess tax deductions related to stock-based compensation from prior years. Upon adoption the cumulative excess tax deductions related to stock-based compensation that were previously unrecognized are being recognized as a deferred tax asset and are fully offset by a valuation allowance. Other than this change in our income tax footnote disclosures, the adoption does not have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04: "Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment". The purpose of this update is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this update, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We elected to early adopt this update on a prospective basis for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update did not have a material impact on our financial statements.
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
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31, 2017	December 31, 2016
Purchased components	$14,185	$14,967
Work in process	14,679	13,939
Finished goods	19,650	17,939
Total	$48,514	$46,845

4.	Property and Equipment, and Field Equipment
Accumulated depreciation on property and equipment was $50.7 million and $47.2 million at March 31, 2017 and December 31, 2016, respectively. Accumulated depreciation on field equipment was $49.8 million and $48.4 million at March 31, 2017 and December 31, 2016, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $25.5 million and $25.0 million at March 31, 2017 and December 31, 2016, respectively.

6.	Net Loss per Share
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	1,331	510
Unvested restricted stock	310	422
Total	1,641	932
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The components of accrued expenses are as follows (in thousands):

	March 31, 2017	December 31, 2016
Payroll, compensation and related benefits	$11,594	$14,086
Distribution expenses	4,125	4,804
General and administrative expenses	1,767	4,415
Other manufacturing costs	1,889	1,891
Other	5,387	5,789
Total	$24,762	$30,985
The components of other current liabilities are as follows (in thousands):

	March 31, 2017	December 31, 2016
Capital lease obligations	$1,827	$1,840
Deferred revenue, current portion	1,418	1,035
Other	866	895
Total	$4,111	$3,770
The components of other long-term liabilities are as follows (in thousands):

	March 31, 2017	December 31, 2016
Capital lease obligations	$10,152	$9,991
Lease incentive obligations	2,857	3,059
Benefit plan obligations	1,806	1,678
Other	1,420	840
Total	$16,235	$15,568
8. Segment Disclosures
We have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment, and Other category as our products business.
Our System One segment includes revenues from the sale and rental of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products to customers in the home market, including through our NxStage Kidney Care dialysis centers, and critical care market. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, including skilled nursing facilities, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors.
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
The accounting policies of our reportable segments are described in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated, as necessary, in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended March 31, 2017
Revenues from external customers	$73,274	$15,606	$2,899	$5,050	$—	$96,829
Intersegment revenues	1,387	—	—	—	(1,387)	—
Revenues	74,661	15,606	2,899	5,050	(1,387)	96,829
Segment profit (loss)	19,848	2,359	(18,261)	(5,605)	(22)	(1,681)
Depreciation and amortization	5,634	525	1,072	1,268	(32)	8,467
Three Months Ended March 31, 2016
Revenues from external customers	$67,573	$16,766	$2,181	$2,687	$—	$89,207
Intersegment revenues	1,730	—	—	—	(1,730)	—
Revenues	69,303	16,766	$2,181	2,687	(1,730)	89,207
Segment profit (loss)	18,224	2,559	(14,567)	(7,021)	(170)	(975)
Depreciation and amortization	5,622	494	1,093	1,080	(553)	7,736
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended March 31,
	2017	2016
DaVita	20%	20%
Fresenius	19%	17%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
9. Commitments and Contingencies
Significant commitments and contingencies at March 31, 2017 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2016 Annual Report.
10. Income Taxes
We recognized a provision for income taxes of $0.3 million for the three months ended March 31, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during the three months ended March 31, 2017 was offset by the allocation of U.S. tax expense between continuing operations and other comprehensive income (loss) of $0.9 million for a net benefit from income taxes in continuing operations of $0.6 million.
As of March 31, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.6 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three months ended March 31, 2017.
11. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$304	$380
Selling and marketing	856	830
Research and development	383	395
General and administrative	1,031	1,009
Total	$2,574	$2,614
Stock Options and Restricted Stock Units
The Company granted options to purchase 537,448 and 1,172,485 shares of common stock during the three months ended March 31, 2017 and 2016, respectively, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the three months ended March 31, 2017 and 2016 was $10.02 and $5.61 per option, respectively.
The Company awarded 133,188 and 154,026 restricted stock units during the three months ended March 31, 2017 and 2016, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2017 and 2016 was $27.76 and $16.51 per unit, respectively.
In March 2017, the Compensation Committee of our Board of Directors approved the grant of up to 231,384 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2017. The restricted stock units, if earned, vest over a requisite service period of three years and have an average fair value of $27.89 per unit.
12. Stockholders' Equity
We received 81,280 and 3,015 shares of common stock that were surrendered in payment for the exercise of stock options during the three months ended March 31, 2017 and 2016, respectively.
13. Noncontrolling Interest
As of March 31, 2017, we have 7 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At March 31, 2017 and December 31, 2016, total assets of our VIEs were $8.4 million and $8.0 million, and total liabilities and noncontrolling interests of our VIEs were $8.1 million and $7.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At March 31, 2017 the Company's noncontrolling interests subject to put provisions were less than $0.1 million and none of the rights were exercisable.

The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$625	$1,694
Capital contributions by noncontrolling interest	—	300
Net loss attributable to noncontrolling interest in consolidated subsidiary	(328)	(494)
Balance at end of period	$297	$1,500
14. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2017 and December 31, 2016, the notional amount of our outstanding contracts that are designated as cash flow hedges was $25.6 million and $18.6 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net asset of $1.4 million at March 31, 2017 and a net liability of $1.8 million at December 31, 2016. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three months ended March 31, 2017 and 2016. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2017
Foreign exchange forward contracts	$2,532	$(601)	Cost of revenues
Three Months Ended March 31, 2016
Foreign exchange forward contracts	$184	$(687)	Cost of revenues
15. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2016	$(2,285)	$(3,816)	$(6,101)
Other comprehensive income before reclassifications, net of $949 tax during 2017	1,583	721	2,304
Loss reclassified to earnings (1)	601	—	601
Total other comprehensive income, net of tax	2,184	721	2,905
Balance, net of tax, as of March 31, 2017	$(101)	$(3,095)	$(3,196)
(1) Reclassifications of gains/ losses on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 14, Derivative Instruments and Hedging for further information.
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the three months ended March 31, 2017.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,832	$—	$—	$34,832
Foreign exchange forward contracts (2)	—	1,716	—	1,716
Liabilities
Foreign exchange forward contracts (2)	$—	$269	$—	$269

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,804	$—	$—	$34,804
Liabilities
Foreign exchange forward contracts (2)	$—	$1,771	$—	$1,771

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at March 31, 2017 and December 31, 2016. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
17. Supplemental Cash Flow Information

The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$5,903	$5,163
Transfers from field equipment to deferred cost of revenues	2,313	4,133
Market value of shares received in payment for exercise of stock options	2,295	42
PP&E financed by constructions and liability	109	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2016, included in our 2016 Annual Report.
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
•estimates of the number of end-stage renal disease (ESRD) patients that could be treated at home and with the System One;

•
our strategic initiatives to grow home hemodialysis adoption, expand globally, enhance our product offerings, expand into high growth adjacencies and enter the peritoneal dialysis market and their ability to unlock market opportunity;

•access to home and more frequent hemodialysis;

•	the market opportunity within and outside the U.S.;
•the development and commercialization of new products and improvements to existing products;
•sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;
•the adequacy of our funding;

•	expectations with respect to future demand for our products and revenue growth and the components of such revenue growth;

•	expansion to new markets where our current and future technology has the ability to deliver value for our patients and customers;
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

Readers should carefully review the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Quarterly Report, as these sections describe important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. We caution investors not to view forward-looking statements as guarantees of future outcomes. We undertake no obligation to revise or update publicly any forward-looking statement.
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
We report our operating results through three segments: System One, In-Center and Services. We sell our products in and provide our services to three markets: home, critical care and in-center. Our other business activities excluded from segment operating performance measures are reported in an Other category. The operating results of NxStage Kidney Care are included in our Services segment. Sales of our System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment home market revenues, which are then eliminated upon consolidation. For convenience, we use the term “products business” to refer collectively to our System One segment, In-Center segment, and Other category.
Segment and Market Highlights
Our customers in the System One segment are highly concentrated. DaVita and Fresenius own and operate the two largest chains of dialysis centers in the U.S. Collectively, they provide treatment to more than approximately two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to any future growth. Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and contain no minimum purchase volumes. Our home agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days' prior notice. Our home agreement with Fresenius continues to renew on a monthly basis unless we and Fresenius choose to modify the terms with an amendment or new agreement.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 23% and 25% of our In-Center segment revenues for the three months ended March 31, 2017 and 2016, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 21% and 27% of our In-Center segment revenues for the three months ended March 31, 2017 and 2016, respectively, with all of Gambro's sales of our product being to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of March 31, 2017, we had $6.7 million reserved against trade accounts receivable for future distributor rebates and recorded $4.0 million and $3.7 million during the three months ended March 31, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of March 31, 2017, we had $2.7 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.4 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of March 31, 2017, we had 20 centers accepting patients in 13 states, of which 19 have received Medicare certification. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$93,166	$88,250
Gross profit	$44,650	$41,336
Gross margin percentage	48%	47%
Income from operations	$3,946	$6,216
Services Segment
Revenues	$5,050	$2,687
Gross profit	$(3,438)	$(4,649)
Gross margin percentage	n/a	n/a
Loss from operations	$(5,605)	$(7,021)
Eliminations
Elimination of intersegment revenues	$(1,387)	$(1,730)
Elimination of intersegment gross profit	$(22)	$(170)
Total Company
Revenues	$96,829	$89,207
Gross profit	$41,190	$36,517
Gross margin percentage	43%	41%
Loss from operations	$(1,681)	$(975)
For several years, we have focused on operating and financial improvements. During the three months ended March 31, 2017 these efforts resulted in revenues increasing by 9% to $96.8 million versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2017 and beyond within our products business. At the same time, we expect operating losses in our Services segment to improve in the long term, but continue to have a negative impact on our total operating performance in the near term.
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenues
Our revenues for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2017		2016
System One segment
Home	$54,561	56%	$49,536	56%
Critical Care	20,100	21%	19,767	22%
Total System One segment	74,661	77%	69,303	78%
In-Center segment	15,606	16%	16,766	19%
Other	2,899	3%	2,181	2%
Products subtotal	93,166	96%	88,250	99%
Services segment	5,050	5%	2,687	3%
Elimination of intersegment revenues	(1,387)	(1)%	(1,730)	(2)%
Total	$96,829	100%	$89,207	100%
Home product revenues increased $5.0 million, or 10% for the three months ended March 31, 2017 versus the prior year comparable period, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally along with contractual price improvements. These improvements were offset by unfavorable foreign currency, timing of equipment sales to skilled nursing facilities and lower equipment sales to NxStage Kidney Care as a result of essentially completing the build out of our existing centers. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $0.3 million, or 2% during the three months ended March 31, 2017 versus the prior year comparable period. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $1.2 million, or 7% for the three months ended March 31, 2017, versus the prior year comparable period, due to lower demand for our blood tubing sets offset in part by increased needle sales, and variations in inventory management policies at both our distributors and end users. Similarly, we expect In-Center segment revenues will continue to fluctuate as a result of these factors.
Other revenues for the three months ended March 31, 2017 and 2016 relate to dialyzers sold to Asahi. The increase in revenues was due to increased volume. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency exchange rates.
Service segment revenues for the three months ended March 31, 2017 and 2016 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly, but may fluctuate in the near term based on payor mix, and the timing of certain payments.
Gross Profit (Loss)
Our gross profit (loss) for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2017		2016
System One segment	$39,833	53%	$36,136	52%
In-Center segment	4,620	30%	4,582	27%
Subtotal	44,453	49%	40,718	47%
Other	197	n/a	618	n/a
Products subtotal	$44,650	48%	$41,336	47%
Services segment	(3,438)	n/a	(4,649)	n/a
Elimination of intersegment gross profit	(22)	n/a	(170)	n/a
Gross profit	$41,190	43%	$36,517	41%
Gross profit as a percentage of revenues for the System One segment improved versus the same period last year primarily driven by contractual price improvements and product mix, offset in part by increased product and service costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment increased for the three months ended March 31, 2017, versus the prior year comparable period, driven primarily by favorable product mix. We expect gross profit as a percentage of revenues will fluctuate as a result of changes in volume and changes product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes. In the first quarter of 2016, we received reimbursements from Asahi for $0.6 million related to additional startup costs incurred in 2015 with the build out of the manufacturing facility in Germany which was recorded as a reduction of cost of revenues.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with continued support of our NxStage Kidney Care dialysis centers; however, the margin percentage improved versus the prior year comparable periods due to continued revenue growth. We expect the Services segment gross margin will continue to be negatively impacted by costs associated with the operation of our NxStage Kidney Care dialysis centers, coupled with the impact of payor mix, and the timing of certain payments.
In aggregate, total company gross profit as a percentage of revenues will be negatively impacted by costs associated with our continued investment in our Services segment.
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2017		2016
System One segment	$12,713	17%	$11,330	16%
In-Center segment	1,890	12%	1,552	9%
Products subtotal	14,603	16%	12,882	15%
Services segment	2,167	n/a	2,372	n/a
Total Selling and marketing	$16,770	17%	$15,254	17%
Selling and marketing expenses increased $1.5 million, or 10% for the three months ended March 31, 2017 versus the prior year comparable period, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment increased as a percentage of revenue primarily driven by lower revenues.
Selling and marketing expenses for our Services segment decreased $0.2 million, or 9% for the three months ended March 31, 2017 versus the prior year comparable period, due to decreased expenses for personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
Research and development	$9,508	10%	$7,154	8%
Research and development expenses increased for the three months ended March 31, 2017 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase but remain consistent as a percentage of revenues as we seek to further develop and enhance the System One and invest in our peritoneal dialysis and next-generation critical care systems to expand our product portfolio.
Distribution
Our distribution expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
System One segment	$7,272	10%	$6,582	9%
In-Center segment	371	2%	471	3%
Total Distribution	$7,643	8%	$7,053	8%
Distribution expenses increased $0.6 million, or 8% for the three months ended March 31, 2017 versus the prior year comparable period, driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
General and administrative	$8,950	9%	$8,031	9%
General and administrative expenses increased by $0.9 million, or 11% for the three months ended March 31, 2017 versus the prior year comparable period. The increase was primarily due to increased personnel related costs and professional service fees. We expect general and administrative expenses as a percentage of revenues to remain consistent compared to prior periods.
Other Expense
Interest expense, net remained consistent for the three months ended March 31, 2017 versus the prior year comparable period. Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during both the three months ended March 31, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during the three months ended March 31, 2017 was offset by the allocation of U.S. tax expense between continuing operations and other comprehensive income (loss) of $0.9 million for a net benefit from income taxes in continuing operations of $0.6 million.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of March 31, 2017, our accumulated deficit was $408.8 million and we had cash and cash equivalents of $55.5 million, with substantially all of that cash located in the U.S., and working capital of $103.5 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of March 31, 2017, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $29 million of credit commitment available for borrowing.
We have several smaller loans with original principal amounts totaling $2.4 million with annual interest rates of approximately 2.0% to 6.0%, payable over a period of five to ten years secured by certain assets.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.8 million at March 31, 2017 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the three months ended March 31, 2017 or 2016.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(7,294)	$2,492
Net cash used in investing activities	(1,605)	(3,873)
Net cash provided by (used in) financing activities	4,329	(285)
Foreign exchange effect on cash and cash equivalents	393	315
Net cash flow	$(4,177)	$(1,351)
Net cash (used in) provided by operating activities. Net cash flows from operating activities decreased by $9.8 million during the three months ended March 31, 2017, versus the prior year comparable period, driven by higher working capital requirements including timing of accounts receivable collections and growth in inventory to support increased volume and timing of other accrued expenses, offset by in part by the timing of payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues decreased by 2.0 million during the three months ended March 31, 2017, versus the prior year comparable period. Amortization of deferred revenues into revenues relating to sales of home equipment was $4.7 million and $4.3 million during the three months ended March 31, 2017 and 2016, respectively.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, primarily for the build-out of NxStage Kidney Care dialysis centers, coupled with expenditures for our manufacturing facilities as a result of our efforts to maintain and expand our manufacturing operations, along with purchases of equipment for research and development and information technology. For the three months ended March 31, 2016, cash used in investing activities also includes $0.5 million related to our 2015 acquisition of controlling interest in a dialysis center.
The decrease of $1.8 million in purchases of property and equipment was driven primarily by decreased spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our NxStage Kidney Care centers were $0.6 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively.
Net cash provided by (used in) financing activities. During the three months ended March 31, 2017 and 2016 we received $4.7 million and used $0.1 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the three months ended March 31, 2016 we received $0.3 million in investments by noncontrolling interest holders. Cash provided by financing activities during both 2017 and 2016 was mainly reduced by cash used to pay our capital lease obligations.
Summary of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ substantially from our estimates.
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2017 are described in Note 2 to the consolidated financial statements included in our2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2017 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2016 Annual Report.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2017 other than those discussed below.
Foreign Currency Exchange Risk
We enter into foreign exchange forward contracts on peso and euro denominated expenses to reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations located in Mexico and Europe.
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted manufacturing and service costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. As of March 31, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges increased to approximately $25.6 million, as we accelerated our entry into certain planned foreign exchange forward contracts due to favorable exchange rates. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.9 million.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Investors should carefully consider the risk factors described below together with the other cautionary statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report.
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
We sell a limited number of products.
We derive most of our revenues from the sale or rental of the System One and the related products used with the System One, with the remainder of our revenues largely coming from the sale of a few key disposable products, including blood tubing sets and needles. Although we are working on initiatives that should diversify our future revenues, including a system for peritoneal dialysis, and our NxStage Kidney Care dialysis centers, our present business continues to be exposed to risks that are concentrated in a small number of products. As a result, any event that adversely affects these products or the markets for these products could have a significant adverse impact on our business.
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
Our home market agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home customers, these agreements are not requirements contracts and they contain no minimum purchase volumes. Our home market agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days' prior notice. Our home market agreement with Fresenius continues to renew on a monthly basis unless we and Fresenius choose to modify the terms with an amendment or new agreement.
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
Joint ventures have become common vehicles within the dialysis services industry and are designed to improve the quality of care while managing healthcare costs by sharing clinical expertise, management experience and industry knowledge in an efficient manner. A few of our NxStage Kidney Care dialysis centers are structured as joint ventures in which physicians hold an interest. These physician owners may also provide medical director services and refer patients to our dialysis centers. There has been growing governmental scrutiny of joint ventures and other financial arrangements with physicians or physician groups. Although we seek to structure and operate our joint ventures in compliance with all regulatory requirements, the applicable laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. Regulatory authorities may challenge our joint ventures or our operation of joint ventures on the grounds that they are intended to induce patient referrals and, if successful, may require that we restructure or terminate our joint ventures, repay to Medicare amounts received by them pursuant to any prohibited referrals, and incur the types of penalties described in the preceding paragraph.
Our NxStage Kidney Care dialysis centers must maintain enrollment in the Medicare program in order to bill and receive payment for dialysis services provided to patients covered by Medicare and certain private insurers. Medicare enrollment requires, among other things, that a center successfully complete a certification process conducted by individual state agencies on behalf of the Centers for Medicare and Medicaid Services and that certification requirements be met on an ongoing basis. Our NxStage Kidney Care dialysis centers may be unable to obtain Medicare certification in a timely manner, if at all, or could lose certification upon resurvey if they are found to not meet applicable requirements.Our NxStage Kidney Care dialysis centers provide us with valuable experience to better meet and anticipate the needs of both our customers and patients, and optimize our product technology. Our customers may, however, perceive these centers to be directly competing with their business which could, and may have already, negatively impact product sales.
We face competition from many sources.
The dialysis therapy market is mature and we face competition from many sources, including those that are listed in the section of our 2016 Annual Report entitled “Business - Our Competition.” Our competitors may have significant competitive advantages by:

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
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we experienced reduced demand for our blood tubing sets from Baxter during 2016. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to reduction in sales of our blood tubing sets and needles.

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
Our future growth requires that we develop and commercialize new products in a timely manner to address changing market requirements, such as our peritoneal dialysis system and next generation critical care system. Otherwise, we may lose revenues or market share to our competitors, which may be difficult to regain. Developing innovative products and bringing them to market is a highly costly, lengthy and uncertain process, and we may experience delays in commercializing new products. Our efforts may not produce commercially viable products due to the many technological, regulatory, operational and other risks associated with product development, including:

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
Substantially all of our manufacturing is done outside the United States. We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally, and are increasing our presence in international markets. We are subject to a number of risks and challenges that specifically relate to these international operations, including:

•
foreign exchange risk, in particular with respect to the euro and peso, which has been amplified by the recent strength of the U.S. dollar and which could adversely affect our financial results and our ability to maintain mutually beneficial and profitable relationships with foreign vendors, distributors and customers, and increase our costs to attract and retain international personnel;

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
Substantially all of our blood tubing sets and needles are sold through distributors. We also use distributors to sell our products in most of our international markets. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Relying on third-party distributors can also introduce choppiness into our revenues. From time to time, distributors may alter their purchasing patterns, and their subsequent inventories on hand, in order to obtain shipping efficiencies, earned or offered discounts, or in order to optimize their individual cash flows. Distributors may sell products that compete with our products, and we may be unable to motivate them to focus their efforts on selling our products. The trend toward consolidation among distributors may yield greater purchasing leverage, which may increase the pricing pressures facing our business. If our distributors fail to comply with applicable laws in the sale and marketing of our products or fulfill any other responsibilities they may have, our revenues may decline and we may become involved in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Moving any of this business to other distributors would involve switching costs that may be material in the near-term.

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
Foreign markets are particularly challenging as the regulatory approval procedure varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA approval process and are not superseded by obtaining approval from the FDA or another country's regulatory authority. As regulatory requirements in the United States and internationally become increasingly more stringent, it may become more difficult, time consuming and costly for us to obtain future approvals for our products and expand into new markets.
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
Following marketing approval, we must comply with numerous ongoing regulatory requirements, industry codes of conduct and consensus standards, including those described in the section of our 2016 Annual Report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:

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
New regulations, codes and standards are periodically adopted which may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. For example, the European Union regulatory bodies recently finalized new medical device regulations, which will take effect in 2020 after a three year transition period. These new regulations change several aspects of the existing regulatory framework, including requiring stricter regulation of notified bodies by national authorities and imposing more stringent post-market surveillance obligations. We face greater uncertainty as these stricter and more complex regulations are implemented and enforced in the coming years. In addition, regulatory authorities have been increasingly aggressive in their enforcement activities and scrutiny of medical device and healthcare companies. Any of these factors may expose us to increased compliance costs and the assessment of significant fines, as well as risks that we may be unable to satisfy the new regulations, codes or standards, or more expansive interpretations of existing regulations, and have to suspend, curtail or otherwise modify our selling and marketing efforts and other aspects of our operations.
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
In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of our 2016 Annual Report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.
We must comply with fraud and abuse laws.
Various federal and state laws, as well as the laws of foreign countries, prohibit payments to induce the referral of healthcare products or services and require medical device companies to monitor and report certain payments to health care professionals. These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. If we were to offer or pay inappropriate inducements to purchase, order or use our products or services, or to refer patients to our NxStage Kidney Care dialysis centers, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute, the Federal False Claims Act, the federal patient inducement prohibition or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws. A shifting and diverse regulatory environment increases the associated compliance risks since different jurisdictions may have different reporting requirements.
Other federal and state laws, as well as the laws of foreign countries, generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to government or commercial payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government or commercial payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government deems excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We attempt to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, the government may not regard any billing errors that may be made as inadvertent and may examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial and, raising the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time consuming response.
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
The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patent infringement and intellectual property rights. Products to provide kidney replacement therapy have been available for more than 50 years and our competitors hold a significant number of patents relating to kidney replacement devices, therapies, products and supplies. Competitors and other third parties may allege that our products or methods infringe their patents or other intellectual property rights, and the possibility of such infringement claims may increase as our business expands into new markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During February 2017, we repurchased 37,064 shares of our common stock at a price of $28.38 per share that were delivered in payment for the exercise of employee stock options.

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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
May 9, 2017