Form 10-Q
period 2017-06-30
NxStage Medical, Inc.
filed 2017-08-08
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
☐ Yes ☑ No
     There were 66,007,178 shares of the registrant's common stock outstanding as of the close of business on August 3, 2017.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,839	$59,632
Accounts receivable, net	31,900	32,286
Inventory	51,230	46,845
Prepaid expenses and other current assets	9,497	6,136
Total current assets	155,466	144,899
Property and equipment, net	62,684	61,561
Field equipment, net	24,512	22,309
Deferred cost of revenues	31,610	33,165
Intangible assets, net	8,675	9,688
Goodwill	42,648	42,648
Other assets	2,973	2,937
Total assets	$328,568	$317,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,996	$14,177
Accrued expenses	26,933	30,985
Current portion of long-term debt	95	328
Other current liabilities	4,481	3,770
Total current liabilities	46,505	49,260
Deferred revenues	47,658	49,001
Long-term debt	553	1,305
Other long-term liabilities	17,698	15,568
Total liabilities	112,414	115,134
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	(22)	50
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 66,985,587 and 65,883,026 shares issued as of June 30, 2017 and December 31, 2016, respectively	67	65
Additional paid-in capital	647,343	631,219
Accumulated deficit	(410,879)	(407,601)
Accumulated other comprehensive loss	(1,502)	(6,101)
Treasury stock, at cost: 1,025,299 and 936,360 shares as of June 30, 2017 and December 31, 2016, respectively	(18,708)	(16,184)
Total NxStage Medical, Inc. stockholders' equity	216,321	201,398
Noncontrolling interests not subject to put provisions	(145)	625
Total stockholders' equity	216,176	202,023
Total liabilities and stockholders’ equity	$328,568	$317,207
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$96,216	$92,207	$193,045	$181,414
Cost of revenues	55,050	53,784	110,689	106,474
Gross profit	41,166	38,423	82,356	74,940
Operating expenses:
Selling and marketing	16,841	16,116	33,611	31,370
Research and development	9,027	7,961	18,535	15,115
Distribution	7,686	7,015	15,329	14,068
General and administrative	9,668	8,511	18,618	16,542
Total operating expenses	43,222	39,603	86,093	77,095
Loss from operations	(2,056)	(1,180)	(3,737)	(2,155)
Other expense:
Interest expense, net	(224)	(288)	(427)	(529)
Other expense, net	(321)	(409)	(591)	(641)
	(545)	(697)	(1,018)	(1,170)
Net loss before income taxes	(2,601)	(1,877)	(4,755)	(3,325)
(Benefit from) provision for income taxes	(22)	348	(635)	683
Net loss	(2,579)	(2,225)	(4,120)	(4,008)
Less: Net loss attributable to noncontrolling interests	(490)	(493)	(842)	(1,000)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(2,089)	$(1,732)	$(3,278)	$(3,008)
Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Weighted-average shares outstanding, basic and diluted	65,821	64,428	65,544	64,302
Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments, net of income taxes	853	(774)	3,037	97
Other income (loss)	841	(506)	1,562	(316)
Total other comprehensive income (loss)	1,694	(1,280)	4,599	(219)
Total comprehensive (loss) income	(885)	(3,505)	479	(4,227)
Less: Comprehensive loss attributable to noncontrolling interests	(490)	(493)	(842)	(1,000)
Total comprehensive (loss) income attributable to stockholders of NxStage Medical, Inc.	$(395)	$(3,012)	$1,321	$(3,227)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,120)	$(4,008)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	16,838	15,649
Stock-based compensation	5,324	5,394
Other	(211)	(561)
Changes in operating assets and liabilities:
Accounts receivable	607	(4,980)
Inventory	(15,160)	(12,533)
Prepaid expenses and other assets	(272)	150
Accounts payable	401	2,785
Accrued expenses and other liabilities	(2,159)	276
Deferred revenues	(1,446)	991
Net cash (used in) provided by operating activities	(198)	3,163
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(513)
Purchases of property and equipment	(4,933)	(5,466)
Net cash used in investing activities	(4,933)	(5,979)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	8,121	1,897
Investment by noncontrolling interest holder	—	979
Repayments on loans and lines of credit	(108)	(156)
Repayments on capital leases	(666)	(803)
Net cash provided by financing activities	7,347	1,917
Foreign exchange effect on cash and cash equivalents	991	293
Increase (decrease) in cash and cash equivalents	3,207	(606)
Cash and cash equivalents, beginning of period	59,632	59,065
Cash and cash equivalents, end of period	$62,839	$58,459

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures and markets innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system capable of delivering the therapeutic flexibility and clinical benefits of traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes and home-like settings, including skilled nursing facilities, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis. Clinical literature suggests such therapies provide patients better clinical outcomes and improved quality of life. In addition to the System One, we provide patients with our PureFlow SL accessory which prepares on-site premixed dialysate fluid in the patient's home using ordinary tap water and dialysate concentrate.
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
On August 7, 2017, we entered into a definitive Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 19, “Subsequent Events” to the unaudited condensed consolidated financial statements contained herein for additional information.
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2016 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2016 Annual Report.
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
2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 12% of accounts receivable at June 30, 2017. Two customers represented 12% and 10% of accounts receivable at December 31, 2016.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2016	$280
Provision	231
Usage	(219)
Balance at June 30, 2017	$292
Intangibles and Other Long-Lived Assets
Intangible assets are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is recognized using the straight-line method over the estimated economic lives of the respective intangible assets.  Long-lived assets, including intangible assets, are evaluated for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. Recoverability of long-lived assets is assessed at the lowest level for which discrete cash flows are available and is measured by comparing the asset group’s carrying value to its expected non-discounted future cash flows. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the long-lived assets, an impairment loss is recognized for excess of the carrying amount of the asset group over its fair value.
In the second quarter of 2017, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of June 30, 2017, our expected non-discounted future cash flows for the majority of our centers indicated such carry amounts were expected to be recovered. We recorded an impairment charge during the second quarter of 2017 of $0.3 million in cost of revenue to write-down certain center level assets within our Services segment.
Our expected non-discounted future cash flows used in our impairment testing are based upon cash flow projections and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. We believe our procedures for developing cash flow projections, including the estimated sales proceeds, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.
Developing cash flow projections requires significant estimates and judgment.  Among other things, slower than expected patient ramp or lower than expected reimbursement rates would negatively impact our cash flow projections in the near term. We had $15.5 million of long-lived assets at our Services segment at June 30, 2017. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
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
There have been no events or changes in circumstances since the date of our last goodwill impairment tests that would indicate it is more likely than not that the fair value of our reporting units is less than their carry value. Our Services reporting unit, with a goodwill of $1.0 million at June 30, 2017, has been identified as having a higher risk for impairment. Future events that could have a negative impact on the levels of excess fair value over carrying value of our Services reporting unit include, but are not limited to, changes in discount rates, slower than expected patient ramp, lower than expected reimbursement rates or operating income, increases in capital expenditures or unfavorable changes in working capital. Negative changes in one or more of these factors, among others, could results in a goodwill impairment charge of up to $1.0 million in the future.
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
In May 2017, the FASB issued ASU No. 2017-09: "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". The purpose of this update is to reduce the diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It will allow companies to make non-substantive changes to their share-based payment awards, without accounting for them as modifications. It does not change the accounting for modifications. Under this update, an entity will apply the modification accounting guidance only if the value (or calculated value or intrinsic value, if those measurement methods are used), vesting conditions or classification of the award as an equity or liability instrument changes. This update also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The new guidance will be applied prospectively to awards modified on or after the adoption date. We elected to early adopt this update in the second quarter of 2017. The adoption of this update did not have a material impact on our financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9: “Revenue from Contracts with Customers.” The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance is effective for us beginning January 1, 2018. The new guidance allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance recognized at the date of initial application. In 2016, we commenced our evaluation of the impact of the standard, by establishing a cross functional team and evaluating the anticipated impact on significant contracts from each of our business segments. We are evaluating the method of adoption and the potential impact of the standard on our consolidated financial statements and related disclosures and are comparing our current policies and practices to the requirements of the standard. We have developed a project plan to develop processes and tools and to assess the internal control structure in order to adopt the standard on January 1, 2018. We believe, at a minimum, that the standard will impact the timing of revenue recognition for our Services segment as the standard eliminates cash basis revenue recognition and instead requires revenues to be estimated and recognized upon transfer of the promised goods and services. We have periodically briefed our Audit Committee on our progress made towards adoption. Based on our evaluation to date, we anticipate being able to estimate the impacts of adopting the ASU towards the end of 2017.
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
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30, 2017	December 31, 2016
Purchased components	$15,422	$14,967
Work in process	14,927	13,939
Finished goods	20,881	17,939
Total	$51,230	$46,845

4.	Property and Equipment, and Field Equipment
Accumulated depreciation on property and equipment was $54.0 million and $47.2 million at June 30, 2017 and December 31, 2016, respectively. Accumulated depreciation on field equipment was $51.2 million and $48.4 million at June 30, 2017 and December 31, 2016, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $26.0 million and $25.0 million at June 30, 2017 and December 31, 2016, respectively.

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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	1,002	550	1,166	529
Unvested restricted stock	196	335	260	369
Total	1,198	885	1,426	898
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	June 30, 2017	December 31, 2016
Payroll, compensation and related benefits	$10,656	$14,086
Distribution expenses	5,463	4,804
General and administrative expenses	1,815	4,415
Audit, legal and consulting fees	2,813	1,373
Other manufacturing costs	1,064	1,891
Other	5,122	4,416
Total	$26,933	$30,985
The components of other current liabilities are as follows (in thousands):

	June 30, 2017	December 31, 2016
Capital lease obligations	$2,084	$1,840
Deferred revenue, current portion	1,515	1,035
Other	882	895
Total	$4,481	$3,770
The components of other long-term liabilities are as follows (in thousands):

	June 30, 2017	December 31, 2016
Capital lease obligations	$11,344	$9,991
Lease incentive obligations	2,859	3,059
Benefit plan obligations	1,946	1,678
Other	1,549	840
Total	$17,698	$15,568
8. Debt and Capital Lease Obligations
Other Loan
In May 2017, we extinguished a loan with a balance of $0.9 million and simultaneously entered into a capital lease of certain property and equipment for the same amount. The capital lease obligation is payable over five years. This debt extinguishment and capital lease financing represent a noncash investing and financing activity.

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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended June 30, 2017
Revenues from external customers	$74,197	$14,326	$2,836	$4,857	$—	$96,216
Intersegment revenues	1,261	—	—	—	(1,261)	—
Revenues	75,458	14,326	2,836	4,857	(1,261)	96,216
Segment profit (loss)	21,374	1,662	(18,582)	(6,493)	(17)	(2,056)
Depreciation and amortization	5,428	544	1,092	1,302	5	8,371
Three Months Ended June 30, 2016
Revenues from external customers	$67,954	$16,731	$3,408	$4,114	$—	$92,207
Intersegment revenues	1,893	—	—	—	(1,893)	—
Revenues	69,847	16,731	$3,408	4,114	(1,893)	92,207
Segment profit (loss)	17,945	3,133	(16,089)	(5,949)	(220)	(1,180)
Depreciation and amortization	5,725	495	1,134	1,129	(570)	7,913
Six Months Ended June 30, 2017
Revenues from external customers	$147,471	$29,932	$5,735	$9,907	$—	$193,045
Intersegment revenues	2,648	—	—	—	(2,648)	—
Revenues	150,119	29,932	5,735	9,907	(2,648)	193,045
Segment profit (loss)	41,222	4,021	(36,843)	(12,098)	(39)	(3,737)
Depreciation and amortization	11,062	1,069	2,164	2,570	(27)	16,838
Six Months Ended June 30, 2016
Revenues from external customers	$135,527	$33,497	$5,589	$6,801	$—	$181,414
Intersegment revenues	3,623	—	—	—	(3,623)	—
Revenues	139,150	33,497	$5,589	6,801	(3,623)	181,414
Segment profit (loss)	36,169	5,692	(30,656)	(12,970)	(390)	(2,155)
Depreciation and amortization	11,347	989	2,227	2,209	(1,123)	15,649
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DaVita	20%	20%	20%	20%
Fresenius	20%	18%	19%	17%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
10. Commitments and Contingencies
Significant commitments and contingencies at June 30, 2017 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2016 Annual Report.
11. Income Taxes
We recognized a provision for income taxes during both the three and six months ended June 30, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 was offset by the allocation of $0.4 million and $1.3 million during the three and six months ended June 30, 2017, respectively, of U.S. tax expense from continuing operations to total other comprehensive income. This allocation will have no impact on total comprehensive loss or total stockholders' equity for 2017. However, it did result in a net tax benefit from income taxes in continuing operations of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.7 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and six months ended June 30, 2017.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$263	$362	$567	$742
Selling and marketing	1,137	951	1,993	1,781
Research and development	334	409	717	804
General and administrative	1,016	1,058	2,047	2,067
Total	$2,750	$2,780	$5,324	$5,394
Stock Options and Restricted Stock Units
The Company granted options to purchase 130,430 and 141,515 shares of common stock during the three months ended June 30, 2017 and 2016, respectively, and options to purchase 667,878 and 1,314,000 shares of common stock during the six months ended June 30, 2017 and 2016, respectively, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the six months ended June 30, 2017 and 2016 was $9.94 and $5.84 per option, respectively.
The Company awarded 21,737 and 42,440 restricted stock units during the three months ended June 30, 2017 and 2016, respectively, and 154,925 and 196,466 restricted stock units during the six months ended June 30, 2017 and 2016, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2017 and 2016 was $27.69 and $16.75 per unit, respectively.
In March 2017, the Compensation Committee of our Board of Directors approved the grant of up to 231,384 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2017. The restricted stock units, if earned, vest over a requisite service period of three years and have an average fair value of $27.89 per unit.
13. Stockholders' Equity
We received 88,939 and 78,954 shares of common stock that were surrendered in payment for the exercise of stock options during the six months ended June 30, 2017 and 2016, respectively.
14. Noncontrolling Interest
As of June 30, 2017, we have 7 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At June 30, 2017 and December 31, 2016, total assets of our VIEs were $7.5 million and $8.0 million, and total liabilities and noncontrolling interests of our VIEs were $7.7 million and $7.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At June 30, 2017 the Company's noncontrolling interests subject to put provisions were less than $0.1 million and none of the rights were exercisable.

The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$297	$1,500	$625	$1,694
Capital contributions by noncontrolling interest	—	—	—	300
Sales of noncontrolling interests	—	679	—	679
Net loss attributable to noncontrolling interest in consolidated subsidiary	(442)	(457)	(770)	(951)
Balance at end of period	$(145)	$1,722	$(145)	$1,722
15. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2017 and December 31, 2016, the notional amount of our outstanding contracts that are designated as cash flow hedges was $23.0 million and $18.6 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net asset of $2.8 million at June 30, 2017 and a net liability of $1.8 million at December 31, 2016, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the six months ended June 30, 2017 and 2016. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2017
Foreign exchange forward contracts	$1,563	$121	Cost of revenues
Six Months Ended June 30, 2017
Foreign exchange forward contracts	$4,095	$(480)	Cost of revenues
Three Months Ended June 30, 2016
Foreign exchange forward contracts	$(1,135)	$(362)	Cost of revenues
Six Months Ended June 30, 2016
Foreign exchange forward contracts	$(952)	$(1,049)	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2016	$(2,285)	$(3,816)	$(6,101)
Other comprehensive income before reclassifications, net of $1,538 tax during 2017	2,557	1,562	4,119
Loss reclassified to earnings (1)	480	—	480
Total other comprehensive income, net of tax	3,037	1,562	4,599
Balance, net of tax, as of June 30, 2017	$752	$(2,254)	$(1,502)
(1) Reclassifications of gains/ losses on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive loss. See Note 15, Derivative Instruments and Hedging for further information.
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the six months ended June 30, 2017.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,880	$—	$—	$34,880
Foreign exchange forward contracts (2)	—	2,793	—	2,793
Liabilities
Foreign exchange forward contracts (2)	$—	$5	$—	$5

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,804	$—	$—	$34,804
Liabilities
Foreign exchange forward contracts (2)	$—	$1,771	$—	$1,771

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at June 30, 2017 and December 31, 2016. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
18. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$10,254	$10,267
Transfers from field equipment to deferred cost of revenues	4,983	7,136
Market value of shares received in payment for exercise of stock options	2,524	1,470
PP&E financed by construction liability	109	—
19. Subsequent Events
On August 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Medical Care Holdings, Inc. (“Fresenius”), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. At the closing of the merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware, will be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the merger is conditioned, among other things, on a majority of the holders of our common stock voting to adopt the Merger Agreement, receipt of regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and antitrust notification and approvals in Germany, and other customary closing conditions.
Immediately prior to, and contingent upon, closing, each outstanding Company stock option, restricted stock unit, restricted share and performance share (collectively, the “Company Equity Awards”) will vest in full (with applicable performance conditions deemed satisfied at maximum levels). Such fully vested Company Equity Awards will be canceled and converted into cash at $30.00 per share for each share of our common stock underlying such Company Equity Awards (net of any applicable exercise price and subject to any applicable withholding tax).
The Merger Agreement may be terminated by us or Fresenius if it is not closed by August 7, 2018 (the “End Date”), which Fresenius may extend for up to 180 days under certain circumstances to obtain required antitrust clearances. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or (ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets. Fresenius is required to pay us a termination fee of $100 million (the “Reverse Termination Fee”) if the Merger Agreement is terminated by us or Fresenius (i) if the End Date and any applicable extension has passed or (ii) if a court or other governmental entity issues a final, nonappealable order or takes any other actions that permanently prohibits the merger or makes closing the merger illegal (in each case because approval under applicable antitrust laws remains the only unsatisfied closing condition).
The Merger Agreement also includes customary termination provisions for both us and Fresenius. We would be required to pay Fresenius a termination fee of $60 million (the “Termination Fee”) if the Merger Agreement is terminated (i) by Fresenius following (x) a change of recommendation in favor of the merger by our Board of Directors (or its failure to reaffirm such recommendation in response to a competing proposal), or (y) a willful breach of our non-solicitation obligations, (ii) by us in order to accept a superior acquisition proposal or (iii) (x) because the End Date has passed, we have breached a representation or warranty or our stockholders have not voted to adopt the Merger Agreement, (y) after an alternative acquisition proposal has been publicly made and not publicly withdrawn at least ten days prior to the termination, and (z) within 12 months following such termination, we enter into a alternative acquisition agreement or an alternative acquisition is consummated; provided that, in the case of clause (iii), we will not be required to pay the Termination Fee if the Merger Agreement is terminated due to failure to obtain required antitrust approvals by the End Date and Fresenius is required to pay the Reverse Termination Fee.
The Merger Agreement includes customary representations, warranties and covenants of the Company and Fresenius. Pursuant to the Merger Agreement, we agreed to use commercially reasonable efforts to operate our business in all material respects in the ordinary course until closing. We also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals and to certain restrictions on our ability to respond to any such proposals.

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
•achieving greater operating leverage and improved financial results in the future;
•expectations about the profitability of our products business and company as a whole;
•financial performance of our NxStage Kidney Care dialysis centers and our continued investments in them;

•	estimates of the number of end-stage renal disease (ESRD) patients that could be treated at home and with the System One;

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
•expectations with respect to achieving positive operating margins and positive cash flows;
•volatility of our stock price;
•expectations with respect to product reliability;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;
•expected impact of changes to accounting standards and policies;

•	the availability of, and impact of changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis;

•	the timing of the proposed acquisition of us by Fresenius;

•	our ability to complete the proposed merger;

•	the operation of our business during the pendency of the proposed merger;

•	expectations for the business in the event the proposed merger is completed;

•	the anticipated timing and likelihood of completion of the proposed merger;

•	the possibility that the our stockholders will not adopt the Merger Agreement with respect to the proposed merger;

•	the possibility that competing offers may be made;

•	the possibility that various closing conditions to the proposed merger may not be satisfied or waived in a timely manner or at all;

•	the possibility that a material adverse effect occurs with respect to our business;

•	risks related to disruption of management time from ongoing business operations due to the proposed merger;

•	limitations placed on our ability to operate the business by the Merger Agreement;

•	the risk that the proposed merger and its announcement could have an adverse effect on our ability to retain and hire key employees and maintain relationships with our suppliers and customers; and
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
On August 7, 2017, we entered into a definitive Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 19, “Subsequent Events” to the unaudited condensed consolidated financial statements contained herein for additional information.
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
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 20% and 22% of our In-Center segment revenues for the three months ended June 30, 2017 and 2016, respectively, and 21% and 24% for the six months ended June 30, 2017 and 2016, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 24% and 20% of our In-Center segment revenues for the three months ended June 30, 2017 and 2016, respectively, and 22% and 23% for the six months ended June 30, 2017 and 2016, respectively, with all of Gambro's sales of our product being to DaVita.

We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of June 30, 2017, we had $3.7 million reserved against trade accounts receivable for future distributor rebates and recorded $3.9 million and $3.5 million during the three months ended June 30, 2017 and 2016, respectively, and $7.9 million and $7.2 million during the six months ended June 30, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of June 30, 2017, we had $2.2 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.6 million and $1.8 million during the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $3.4 million during the six months ended June 30, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of June 30, 2017, we had 21 centers in 13 states. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$92,620	89,986	$185,786	$178,236
Gross profit	$45,005	$42,097	$89,655	$83,433
Gross margin percentage	49%	47%	48%	47%
Income from operations	$4,454	$4,989	$8,400	$11,205
Services Segment
Revenues	$4,857	$4,114	$9,907	$6,801
Gross profit	$(3,822)	$(3,454)	$(7,260)	$(8,103)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(6,493)	$(5,949)	$(12,098)	$(12,970)
Eliminations
Elimination of intersegment revenues	$(1,261)	$(1,893)	$(2,648)	$(3,623)
Elimination of intersegment gross profit	$(17)	$(220)	$(39)	$(390)
Total Company
Revenues	$96,216	$92,207	$193,045	$181,414
Gross profit	$41,166	$38,423	$82,356	$74,940
Gross margin percentage	43%	42%	43%	41%
Loss from operations	$(2,056)	$(1,180)	$(3,737)	$(2,155)
For several years, we have focused on operating and financial improvements. During the three and six months ended June 30, 2017 these efforts resulted in revenues increasing by 4% to $96.2 million and by 6% to $193.0 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2017 and beyond within our products business. At the same time, we expect operating losses in our Services segment to improve in the long term, but continue to have a negative impact on our total operating performance in the near term.
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenues
Our revenues for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
System One segment
Home	$55,536	58%	$51,102	56%	$110,097	57%	$100,638	56%
Critical Care	19,922	20%	18,745	20%	40,022	21%	38,512	21%
Total System One segment	75,458	78%	69,847	76%	150,119	78%	139,150	77%
In-Center segment	14,326	15%	16,731	18%	29,932	15%	33,497	18%
Other	2,836	3%	3,408	4%	5,735	3%	5,589	3%
Products subtotal	92,620	96%	89,986	98%	185,786	96%	178,236	98%
Services segment	4,857	5%	4,114	4%	9,907	5%	6,801	4%
Elimination of intersegment revenues	(1,261)	(1)%	(1,893)	(2)%	(2,648)	(1)%	(3,623)	(2)%
Total	$96,216	100%	$92,207	100%	$193,045	100%	$181,414	100%
Home product revenues increased $4.4 million, or 9% and $9.5 million, or 9% for the three and six months ended June 30, 2017 versus the prior year comparable period, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally along with contractual price improvements. These improvements were offset by unfavorable foreign currency, and lower equipment sales to NxStage Kidney Care as a result of completing the build out of our existing centers. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $1.2 million, or 6% and $1.5 million, or 4% during the three and six months ended June 30, 2017 versus the prior year comparable period, respectively. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $2.4 million, or 14% and $3.6 million, or 11% for the three and six months ended June 30, 2017, versus the prior year comparable period, respectively, due to lower demand for our blood tubing sets offset in part by increased needle sales, and variations in inventory management policies at both our distributors and end users. Similarly, we expect In-Center segment revenues will continue to fluctuate as a result of these factors.
Other revenues for the three and six months ended June 30, 2017 and 2016 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency exchange rates.
Service segment revenues for the three and six months ended June 30, 2017 and 2016 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly, but may fluctuate in the near term based on payor mix, and the timing of certain payments.
Gross Profit (Loss)
Our gross profit (loss) for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
System One segment	$41,114	54%	$36,611	52%	$80,947	54%	$72,747	52%
In-Center segment	3,778	26%	5,103	31%	8,398	28%	9,685	29%
Subtotal	44,892	50%	41,714	48%	89,345	50%	82,432	48%
Other	113	4%	383	11%	310	5%	1,001	18%
Products subtotal	$45,005	49%	$42,097	47%	89,655	48%	83,433	47%
Services segment	(3,822)	n/a	(3,454)	n/a	(7,260)	n/a	(8,103)	n/a
Elimination of intersegment gross profit	(17)	n/a	(220)	n/a	$(39)	n/a	$(390)	n/a
Gross profit	$41,166	43%	$38,423	42%	$82,356	43%	$74,940	41%

Gross profit as a percentage of revenues for the System One segment improved versus the same period last year primarily driven by contractual price and product cost improvements, offset in part by increased service costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment decreased for the three and six months ended June 30, 2017, versus the prior year comparable period, driven primarily by changes in pricing offset by favorable currency . We expect gross profit as a percentage of revenues will fluctuate as a result of changes in volume and changes product mix.
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
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
System One segment	$12,399	16%	$12,094	17%	$25,112	17%	$23,424	17%
In-Center segment	1,771	12%	1,527	9%	3,661	12%	3,079	9%
Products subtotal	14,170	15%	13,621	15%	28,773	15%	26,503	15%
Services segment	2,671	n/a	2,495	n/a	4,838	n/a	4,867	n/a
Total Selling and marketing	$16,841	18%	$16,116	17%	$33,611	17%	$31,370	17%
Selling and marketing expenses increased $0.7 million, or 4% and $2.2 million, or 7% for the three and six months ended June 30, 2017 versus the prior year comparable period, respectively, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment increased due to increased personnel and personnel-related costs and increased further as a percentage of revenue primarily driven by lower revenues.
Selling and marketing expenses for our Services segment increased $0.2 million, or 7% for the three months ended June 30, 2017 and remained consistent for the six months ended ended June 30, 2017 versus the prior year comparable period. The increase included the recognition of severance and other post termination costs of $0.8 million during the three and six months ended June 30, 2017. These expenses include the personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Research and development	$9,027	9%	$7,961	9%	$18,535	10%	$15,115	8%

Research and development expenses increased for the three and six months ended June 30, 2017 versus the prior year comparable period. The increase was primarily due to increased project related spending, and for the six month period, increased personnel and personnel-related costs.
For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One and invest in our peritoneal dialysis and next-generation critical care systems to expand our product portfolio.
Distribution
Our distribution expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
System One segment	$7,341	10%	$6,572	9%	$14,613	10%	$13,154	9%
In-Center segment	345	2%	443	3%	716	2%	914	3%
Total Distribution	$7,686	8%	$7,015	8%	$15,329	8%	$14,068	8%
Distribution expenses increased $0.7 million, or 10% % and $1.3 million, or 9% for the three and six months ended June 30, 2017 versus the prior year comparable period, respectively, driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
General and administrative	$9,668	10%	$8,511	9%	$18,618	10%	$16,542	9%
General and administrative expenses increased by $1.2 million, or 14% and $2.1 million, or 13% for the three and six months ended June 30, 2017 versus the prior year comparable period, respectively. The increase was primarily due to increased professional service fees. We expect general and administrative expenses as a percentage of revenues will increase compared to prior periods, driven by costs associated with the proposed merger.
Other Expense
Interest expense, net remained consistent for the three and six months ended June 30, 2017 versus the prior year comparable period. Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during both the three and six months ended June 30, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 was offset by the allocation of $0.4 million and $1.3 million during the three and six months ended June 30, 2017, respectively, of U.S. tax expense from continuing operations to total other comprehensive income. This allocation will have no impact on total comprehensive loss or total stockholders' equity for 2017. However, it did result in a net benefit from income taxes in continuing operations of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2017, respectively.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of June 30, 2017, our accumulated deficit was $410.9 million and we had cash and cash equivalents of $62.8 million, with substantially all of that cash located in the U.S., and working capital of $109.0 million.

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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of June 30, 2017, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $28 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $1.9 million at June 30, 2017 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the six months ended June 30, 2017 or 2016.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(198)	$3,163
Net cash used in investing activities	(4,933)	(5,979)
Net cash provided by financing activities	7,347	1,917
Foreign exchange effect on cash and cash equivalents	991	293
Net cash flow	$3,207	$(606)
Net cash (used in) provided by operating activities. Net cash flows from operating activities decreased by $3.4 million during the six months ended June 30, 2017, versus the prior year comparable period, driven by higher working capital requirements including growth in inventory to support increased volume and timing of other accrued expenses, offset by in part by the timing of accounts receivable collections and payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues decreased by $2.4 million during the six months ended June 30, 2017, versus the prior year comparable period. Amortization of deferred revenues into revenues relating to sales of home equipment was $9.0 million and $8.8 million during the six months ended June 30, 2017 and 2016, respectively.
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
The decrease of $0.5 million in purchases of property and equipment was driven primarily by decreased spending associated with our NxStage Kidney Care dialysis centers and our manufacturing facilities. Capital expenditures for our NxStage Kidney Care centers were $1.2 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively.

Net cash provided by financing activities. During the six months ended June 30, 2017 and 2016 we received $8.1 million and $1.9 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the six months ended June 30, 2016 we received $1.0 million in investments by noncontrolling interest holders. Cash provided by financing activities during both 2017 and 2016 was mainly reduced by cash used to pay our capital lease obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2017 are described in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2017 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2016 Annual Report.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and six months ended June 30, 2017 other than those discussed below.
Foreign Currency Exchange Risk
We enter into foreign exchange forward contracts on peso and euro denominated expenses to reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations located in Mexico and Europe.
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted manufacturing and service costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. As of June 30, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges increased to approximately $23.0 million, as we accelerated our entry into certain planned foreign exchange forward contracts due to favorable exchange rates. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.7 million.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case-by-case basis. One Medicare contractor without such a local coverage determination, Noridian Healthcare Solutions, has issued a Medicare coverage article discussing considerations for hemodialysis frequency. Certain language in the coverage article is unclear or inconsistent with long-standing Medicare policy, including that reiterated in recent Medicare payment rules, but it may suggest a limitation to coverage of more frequent hemodialysis, even with medical justification. In partnership with other provider, patient, and professional organizations, we have actively engaged Noridian and the Centers for Medicare and Medicaid Services on this question. Many clinics have reported that they have continued to bill, and be paid for, additional treatments under this article; however, certain clinics have chosen at least at this time not to bill for more frequent dialysis sessions and this has impacted new patient access at those clinics. It remains unclear how this article will be implemented and what its impact will be in the long term. Another Medicare contractor, Palmetto, that already has a local coverage decision, recently issued a coverage update that may also introduce uncertainties regarding how more frequent dialysis sessions are paid for within that jurisdiction.
In October 2016, the Centers for Medicare & Medicaid Services issued its final rule to update the payment policies and rates under the end-stage renal disease prospective payment system for 2017. Among other things, the Centers for Medicare & Medicaid Services increased the home and self-dialysis training add-on payment and reiterated its policy of paying for appropriately medically justified hemodialysis treatments provided in excess of three treatments per week. The proposed rule issued for 2018 does not change either of these favorable payment policies.
Measures to reduce healthcare costs may hurt our business.
Our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis treatments. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the System One or our other products and limits the prices we may charge for our products. The Centers for Medicare and Medicaid Services issued the 2018 proposed rule for the end-stage renal disease prospective payment system, which proposes an increase to the base reimbursement rate of less than 1% over 2017 rates. Commercial insurance payors may also exert downward pressure on payment rates for dialysis services. A reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs.
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
DaVita and Fresenius collectively provide treatment to over two-thirds of U.S. dialysis patients and are our two largest customers. Sales to them have driven a large portion of our historical revenue growth. Any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers or the announcement of our merger agreement with Fresenius, would have an adverse impact on our revenues. In addition, these large dialysis providers have significant purchasing power, and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.
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
Substantially all of our blood tubing sets and needles are sold through distributors. We also use distributors to sell our products in most of our international markets. Relying on third-party distributors exposes us to many risks, including competitive pressure, compliance risks, credit risk and concentration. Relying on third-party distributors can also introduce choppiness into our revenues. From time to time, distributors may alter their purchasing patterns, and their subsequent inventories on hand, in order to obtain shipping efficiencies, earned or offered discounts, or in order to optimize their individual cash flows. Furthermore, distributors may delay or defer purchase decisions with regards to our products or seek to terminate or renegotiate their relationships with us as a result of our proposed merger with Fresenius, whether pursuant to the terms of their existing agreements with us or otherwise.
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
Our success depends upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development and manufacturing executives and managers. Much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. Furthermore, current and prospective employees may experience uncertainty regarding their future roles in connection with our proposed merger with Fresenius, which might adversely affect our ability to retain, recruit and motivate key personnel.
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
 Our current stock price may reflect a market assumption that our proposed merger will occur, meaning that a failure to complete the merger could result in a decline in the price of our common stock. Historically, there have been periods of volatility in the market price of our common stock, and if they were to recur could delay or prevent you from selling your common stock at or above the price you paid for it. Some of the factors that have caused the market price of our common stock to fluctuate include:

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
Risks Related to the Proposed Merger
The proposed Merger is subject to a number of conditions beyond our control. Failure to complete the proposed Merger within the expected time frame, or at all, could adversely affect our business, results of operations and our stock price.
The consummation of the proposed acquisition of the Company (the “Merger”) by Fresenius Medical Care Holdings, Inc. (“Fresenius”) is conditioned, among other things, on: (i) adoption of the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Fresenius and Broadway Renal Services, Inc., a wholly-owned subsidiary of Fresenius, by holders of at least a majority of the issued and outstanding shares of our common stock, (ii) the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal, (iii) receipt of regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and antitrust notification and approvals in Germany and (iv) other customary closing conditions.
We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Merger.
Our stock price may also fluctuate significantly based on announcements by Fresenius and other third parties or us regarding the Merger or based on market perceptions of the likelihood of us obtaining stockholder approval of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the proposed Merger will be consummated. Any of these events could harm our business, results of operations and financial condition and could cause a decline in the price of our common stock.
The merger consideration payable to holders of shares of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.
The merger consideration payable to holders of shares of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the proposed Merger, there would be no adjustment to the amount of the proposed merger consideration.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement.  In the event that we receive an acquisition proposal from a third party, we must notify Fresenius of such proposal and negotiate in good faith with Fresenius prior to terminating the Merger Agreement or effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the proposed Merger. The Merger Agreement also contains certain termination rights for both Fresenius and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Fresenius a termination fee of $60 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the $60 million termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed Merger.
Stockholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business, financial results and operations.
We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the proposed Merger. We could incur significant costs in connection with any such litigation lawsuit, including costs associated with the indemnification of obligations to our directors.  Furthermore, one of the conditions to the closing of the proposed Merger is the absence of any governmental order or law preventing the Merger or making the consummation of the proposed Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed Merger, then such injunctive or other relief may prevent the proposed Merger from becoming effective within the expected time frame or at all.
We may be unable to obtain the regulatory approvals required to complete the proposed Merger.
One of the conditions to consummation of the proposed Merger is receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR ACT and antitrust notification and approvals in Germany. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Merger will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or in the absence of any litigation challenging such approvals.
At any time before or after the consummation of the proposed Merger (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Merger and seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.
While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the proposed Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed Merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Merger upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger and restricts us from taking certain actions with respect to our business and financial affairs without Fresenius’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.
Any disruptions to our business while the merger is pending that have a material adverse impact to our financial results could result in future borrowings

While the Merger is pending, a significant reduction in revenues and the consequent impact on our results of operations could negatively impact our cash on hand. Accordingly, the Company would need to draw on its current line of credit or obtain financing from other sources in order to fund operations and capital expenditures.
The proposed Merger may impair our ability to attract and retain qualified employees
Uncertainty over the effects of the proposed Merger may make it more difficult to attract and retain qualified employees. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after closing, our business and results of operations may be adversely affected. In addition, whether or not the proposed Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.
Item 6. Exhibits

Exhibit Number	Description
3*	Second Amended and Restated By-Laws of NxStage Medical, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
August 8, 2017