Form 10-Q
period 2017-09-30
NxStage Medical, Inc.
filed 2017-11-08
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
☐ Yes ☑ No

     There were 66,232,226 shares of the registrant's common stock outstanding as of the close of business on November 2, 2017.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,979	$59,632
Accounts receivable, net	30,245	32,286
Inventory	50,668	46,845
Prepaid expenses and other current assets	8,039	6,136
Total current assets	151,931	144,899
Property and equipment, net	62,212	61,561
Field equipment, net	23,793	22,309
Deferred cost of revenues	31,125	33,165
Intangible assets, net	8,169	9,688
Goodwill	42,748	42,648
Other assets	5,376	2,937
Total assets	$325,354	$317,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,871	$14,177
Accrued expenses	28,625	30,985
Current portion of long-term debt	99	328
Other current liabilities	4,602	3,770
Total current liabilities	46,197	49,260
Deferred revenues	47,422	49,001
Long-term debt	551	1,305
Other long-term liabilities	17,994	15,568
Total liabilities	112,164	115,134
Commitments and contingencies (Notes 1 and 10)
Noncontrolling interests subject to put provisions	650	50
Stockholders’ equity:
Undesignated preferred stock: par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock: par value $0.001, 100,000,000 shares authorized; 67,231,121 and 65,883,026 shares issued as of September 30, 2017 and December 31, 2016, respectively	67	65
Additional paid-in capital	653,431	631,219
Accumulated deficit	(419,324)	(407,601)
Accumulated other comprehensive loss	(1,895)	(6,101)
Treasury stock, at cost: 1,034,188 and 936,360 shares as of September 30, 2017 and December 31, 2016, respectively	(18,955)	(16,184)
Total NxStage Medical, Inc. stockholders' equity	213,324	201,398
Noncontrolling interests not subject to put provisions	(784)	625
Total stockholders' equity	212,540	202,023
Total liabilities and stockholders’ equity	$325,354	$317,207
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$97,295	$91,951	$290,340	$273,365
Cost of revenues	56,688	52,770	167,377	159,244
Gross profit	40,607	39,181	122,963	114,121
Operating expenses:
Selling and marketing	16,984	16,024	50,595	47,394
Research and development	11,222	8,278	29,757	23,393
Distribution	8,065	7,063	23,394	21,131
General and administrative	12,619	7,792	31,237	24,334
Total operating expenses	48,890	39,157	134,983	116,252
(Loss) income from operations	(8,283)	24	(12,020)	(2,131)
Other expense:
Interest expense, net	(168)	(244)	(595)	(773)
Other income (expense), net	26	(346)	(565)	(987)
	(142)	(590)	(1,160)	(1,760)
Net loss before income taxes	(8,425)	(566)	(13,180)	(3,891)
Provision for (benefit from) income taxes	469	324	(166)	1,007
Net loss	(8,894)	(890)	(13,014)	(4,898)
Less: Net loss attributable to noncontrolling interests	(449)	(724)	(1,291)	(1,724)
Net loss attributable to NxStage Medical, Inc.	$(8,445)	$(166)	$(11,723)	$(3,174)
Add: Accretion to redemption value of noncontrolling interests	(481)	—	(481)	—
Net loss attributable to common stockholders	$(8,926)	$(166)	$(12,204)	$(3,174)

Net loss per share, basic and diluted	$(0.14)	$(0.00)	$(0.19)	$(0.05)
Weighted-average shares outstanding, basic and diluted	66,082	64,638	65,723	64,414

Other comprehensive (loss) income:
Unrealized (loss) income on derivative instruments, net of income taxes	(661)	(5)	2,376	92
Other income (loss)	268	(73)	1,830	(389)
Total other comprehensive (loss) income	(393)	(78)	4,206	(297)
Total comprehensive loss	(9,287)	(968)	(8,808)	(5,195)
Less: Comprehensive loss attributable to noncontrolling interests	(449)	(724)	(1,291)	(1,724)
Total comprehensive loss attributable to NxStage Medical, Inc.	$(8,838)	$(244)	$(7,517)	$(3,471)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,014)	$(4,898)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	25,321	23,974
Stock-based compensation	8,684	7,688
Other	1,183	(886)
Changes in operating assets and liabilities:
Accounts receivable	2,443	(5,501)
Inventory	(18,154)	(22,026)
Prepaid expenses and other assets	604	621
Accounts payable	(1,886)	3,930
Accrued expenses and other liabilities	(1,286)	3,015
Deferred revenues	(1,906)	(924)
Net cash provided by operating activities	1,989	4,993
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(100)	(513)
Purchase of cost method investment	(2,500)	—
Purchases of property and equipment	(7,550)	(6,796)
Net cash used in investing activities	(10,150)	(7,309)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	11,019	3,677
Investment by noncontrolling interest holder	—	1,210
Proceeds from loans, lines of credit and capital lease obligations	452	—
Repayments on loans and lines of credit	(126)	(225)
Repayments on capital leases	(981)	(1,153)
Net cash provided by financing activities	10,364	3,509
Foreign exchange effect on cash and cash equivalents	1,144	559
Increase in cash and cash equivalents	3,347	1,752
Cash and cash equivalents, beginning of period	59,632	59,065
Cash and cash equivalents, end of period	$62,979	$60,817

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation
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
Proposed Merger
On August 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fresenius Medical Care Holdings, Inc. (“Fresenius”), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to certain conditions. At the closing of the merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the merger is conditioned, among other things, on receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act and other customary closing conditions.
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
The Merger Agreement may be terminated by us or Fresenius if it is not closed by August 7, 2018 (the “End Date”), although Fresenius may extend the End Date for up to 180 days under certain circumstances in order to obtain required antitrust clearances. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or (ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets.
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

We would be required to pay Fresenius a termination fee of $60 million (the “Termination Fee”) if all of the following conditions were applicable: (i) the Merger Agreement is terminated because the End Date has passed or we have breached a representation or warranty, (ii) an alternative acquisition proposal has been publicly made and not publicly withdrawn at least ten days prior to the termination, and (iii) within 12 months following such termination, we enter into an alternative acquisition agreement or an alternative acquisition is consummated. Nonetheless, we will not be required to pay the Termination Fee if the Merger Agreement is terminated due to failure to obtain required antitrust approvals by the End Date and Fresenius is required to pay the Reverse Termination Fee.
The Merger Agreement includes customary representations, warranties and covenants of the Company and Fresenius. Pursuant to the Merger Agreement, we agreed to use commercially reasonable efforts to operate our business in all material respects in the ordinary course until closing.
On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to approve the merger agreement. In addition, the merger has cleared antitrust review in Germany. See “Risk Factors” in Part II Item 1A of this Quarterly Report for additional information.
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2016 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2016 Annual Report.
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
2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No customer represented more than 10% of accounts receivable at September 30, 2017. Two customers represented 12% and 10% of accounts receivable at December 31, 2016.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2016	$280
Provision	317
Usage	(328)
Balance at September 30, 2017	$269
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
In 2017, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of September 30, 2017, our expected non-discounted future cash flows for the majority of our centers indicated such carrying amounts were expected to be recovered. No impairment charge was recognized during the third quarter of 2017. We recorded an impairment charge during the second quarter of 2017 of $0.3 million in cost of revenue to write-down certain center level assets within our Services segment.
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
Developing cash flow projections requires significant estimates and judgment.  Among other things, slower than expected patient ramp or lower than expected reimbursement rates would negatively impact our cash flow projections in the near term. We had $15.0 million of long-lived assets at our Services segment at September 30, 2017. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
Goodwill
We test goodwill for impairment during the fourth quarter, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our System One, In-center and Services reporting units contain goodwill of $41.1 million, $0.5 million and $1.1 million, respectively. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement.
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
There have been no events or changes in circumstances since the date of our last goodwill impairment tests that would indicate it is more likely than not that the fair value of our reporting units is less than their carry value. Our Services reporting unit, with a goodwill of $1.1 million at September 30, 2017, has been identified as having a higher risk for impairment. Future events that could have a negative impact on the levels of excess fair value over carrying value of our Services reporting unit include, but are not limited to, changes in discount rates, slower than expected patient ramp, lower than expected reimbursement rates or operating income, increases in capital expenditures or unfavorable changes in working capital. Negative changes in one or more of these factors, among others, could results in a goodwill impairment charge of up to $1.1 million in the future.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9: “Revenue from Contracts with Customers.” The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance is effective for us beginning January 1, 2018. The new guidance allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance recognized at the date of initial application. In 2016, we commenced our evaluation of the impact of the standard, by establishing a cross functional team and evaluating the anticipated impact on significant contracts from each of our business segments. We intend to use the modified retrospective adoption methodology. We are evaluating the potential impact of the standard on the related disclosures and are comparing our current policies and practices to the requirements of the standard. We have developed a project plan to develop processes and tools and to assess the internal control structure in order to adopt the standard on January 1, 2018. We believe that the standard will impact the timing of revenue recognition for our Services segment as the standard eliminates cash basis revenue recognition and instead requires revenues to be estimated and recognized upon transfer of the promised goods and services. The adoption of the standard is not expected to have a material impact on our other segments. We have periodically briefed our Audit Committee on our progress made towards adoption. Based on our evaluation to date, we anticipate being able to estimate the quantitative impacts of adopting the ASU in connection with the filing of our 2017 Form 10-K.
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
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30, 2017	December 31, 2016
Purchased components	$14,861	$14,967
Work in process	14,891	13,939
Finished goods	20,916	17,939
Total	$50,668	$46,845

4.	Property and Equipment, and Field Equipment
Accumulated depreciation on property and equipment was $57.3 million and $47.2 million at September 30, 2017 and December 31, 2016, respectively. Accumulated depreciation on field equipment was $52.5 million and $48.4 million at September 30, 2017 and December 31, 2016, respectively.

5.	Intangible Assets
Accumulated amortization of intangible assets was $26.5 million and $25.0 million at September 30, 2017 and December 31, 2016, respectively.

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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	1,069	1,096	1,126	682
Unvested restricted stock	327	382	238	359
Total	1,396	1,478	1,364	1,041
7. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The components of accrued expenses are as follows (in thousands):

	September 30, 2017	December 31, 2016
Payroll, compensation and related benefits	$12,637	$14,086
Distribution expenses	5,132	4,804
General and administrative expenses	1,830	4,415
Audit, legal and consulting fees	3,469	1,373
Other manufacturing costs	1,481	1,891
Other	4,076	4,416
Total	$28,625	$30,985
The components of other current liabilities are as follows (in thousands):

	September 30, 2017	December 31, 2016
Capital lease obligations	$2,154	$1,840
Deferred revenue, current portion	1,526	1,035
Other	922	895
Total	$4,602	$3,770
The components of other long-term liabilities are as follows (in thousands):

	September 30, 2017	December 31, 2016
Capital lease obligations	$11,595	$9,991
Lease incentive obligations	2,842	3,059
Benefit plan obligations	2,020	1,678
Other	1,537	840
Total	$17,994	$15,568
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
Our System One segment includes revenues from sales of the System One and PureFlow SL dialysate preparation equipment and sales of disposable products to customers in the home market, including through our NxStage Kidney Care dialysis centers, and critical care market. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, including skilled nursing facilities, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors.
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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended September 30, 2017
Revenues from external customers	$73,479	$15,465	$3,392	$4,959	$—	$97,295
Intersegment revenues	1,197	—	—	—	(1,197)	—
Revenues	74,676	15,465	3,392	4,959	(1,197)	97,295
Segment profit (loss)	18,799	2,131	(23,602)	(5,626)	15	(8,283)
Depreciation and amortization	5,539	564	1,088	1,318	(26)	8,483
Three Months Ended September 30, 2016
Revenues from external customers	$70,011	$14,493	$3,601	$3,846	$—	$91,951
Intersegment revenues	1,930	—	—	—	(1,930)	—
Revenues	71,941	14,493	$3,601	3,846	(1,930)	91,951
Segment profit (loss)	19,828	2,463	(15,676)	(6,384)	(207)	24
Depreciation and amortization	6,015	500	1,134	1,232	(556)	8,325
Nine Months Ended September 30, 2017
Revenues from external customers	$220,950	$45,397	$9,127	$14,866	$—	$290,340
Intersegment revenues	3,845	—	—	—	(3,845)	—
Revenues	224,795	45,397	9,127	14,866	(3,845)	290,340
Segment profit (loss)	60,021	6,152	(60,445)	(17,724)	(24)	(12,020)
Depreciation and amortization	16,601	1,633	3,252	3,888	(53)	25,321
Nine Months Ended September 30, 2016
Revenues from external customers	$205,538	$47,990	$9,190	$10,647	$—	$273,365
Intersegment revenues	5,553	—	—	—	(5,553)	—
Revenues	211,091	47,990	$9,190	10,647	(5,553)	273,365
Segment profit (loss)	55,997	8,155	(46,332)	(19,354)	(597)	(2,131)
Depreciation and amortization	17,362	1,489	3,361	3,441	(1,679)	23,974
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DaVita	20%	21%	20%	20%
Fresenius	20%	18%	19%	18%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
10. Commitments and Contingencies
Significant commitments and contingencies at September 30, 2017 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2016 Annual Report.
11. Income Taxes
We recognized a provision for income taxes during both the three and nine months ended September 30, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income. Such allocation resulted in an increase to the provision for income taxes of $0.1 million during the three months ended September 30, 2017 and a decrease to the provision for income taxes of $1.1 million during the nine months ended September 30, 2017. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2017. However, it did result in a net tax benefit from income taxes in continuing operations of $0.2 million during the nine months ended September 30, 2017.

As of September 30, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.8 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and nine months ended September 30, 2017.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$335	$314	$902	$1,056
Selling and marketing	1,054	781	3,047	2,562
Research and development	437	344	1,154	1,148
General and administrative	1,534	855	3,581	2,922
Total	$3,360	$2,294	$8,684	$7,688
Stock Options and Restricted Stock Units
The Company granted options to purchase 7,480 and 20,351 shares of common stock during the three months ended September 30, 2017 and 2016, respectively, and options to purchase 675,358 and 1,334,351 shares of common stock during the nine months ended September 30, 2017 and 2016, respectively, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $9.92 and $5.89 per option, respectively.
The Company awarded 20,970 and 23,380 restricted stock units during the three months ended September 30, 2017 and 2016, respectively, and 175,895 and 219,846 restricted stock units during the nine months ended September 30, 2017 and 2016, respectively, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2017 and 2016 was $27.23 and $17.34 per unit, respectively.
In March 2017, the Compensation Committee of our Board of Directors approved the grant of up to 231,384 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31, 2017. In August 2017, in connection with the Board of Director's approval of the Merger Agreement, the Compensation Committee determined that all Company financial performance metric criteria shall be deemed fully satisfied. The restricted stock units vest over a requisite service period of three years and have a modified grant date fair value of $23.14 per unit.
13. Stockholders' Equity
We received 97,828 and 100,571 shares of common stock that were surrendered in payment for the exercise of stock options during the nine months ended September 30, 2017 and 2016, respectively.
14. Noncontrolling Interest
As of September 30, 2017, we have 5 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement, and provide operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives which transfer substantial power over and economic responsibility for the entities to us.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At September 30, 2017 and December 31, 2016, total assets of our VIEs were $5.8 million and $8.0 million, and total liabilities and noncontrolling interests of our VIEs were $5.9 million and $7.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are contingently exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At September 30, 2017 the Company's noncontrolling interests subject to put provisions were $0.7 million and none of the rights were exercisable.

The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(145)	$1,722	$625	$1,694
Capital contributions by noncontrolling interest	—	231	—	531
Sales of noncontrolling interests	—	—	—	679
Accretion to redemption value of noncontrolling interests	481	—	481	—
Reclassification of noncontrolling interest subject to put provision	(744)	—	(744)	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(376)	(672)	(1,146)	(1,623)
Balance at end of period	$(784)	$1,281	$(784)	$1,281
15. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2017 and December 31, 2016, the notional amount of our outstanding contracts that are designated as cash flow hedges was $22.4 million and $18.6 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net asset of $1.9 million at September 30, 2017 and a net liability of $1.8 million at December 31, 2016, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the nine months ended September 30, 2017 and 2016. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended September 30, 2017
Foreign exchange forward contracts	$116	$733	Cost of revenues
Nine Months Ended September 30, 2017
Foreign exchange forward contracts	$4,211	$254	Cost of revenues
Three Months Ended September 30, 2016
Foreign exchange forward contracts	$(386)	$(381)	Cost of revenues
Nine Months Ended September 30, 2016
Foreign exchange forward contracts	$(1,338)	$(1,430)	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2016	$(2,285)	$(3,816)	$(6,101)
Other comprehensive income before reclassifications, net of $1,581 tax during 2017	2,630	1,830	4,460
Gain reclassified to earnings (1)	(254)	—	(254)
Total other comprehensive income, net of tax	2,376	1,830	4,206
Balance, net of tax, as of September 30, 2017	$91	$(1,986)	$(1,895)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the nine months ended September 30, 2017.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,945	$—	$—	$34,945
Foreign exchange forward contracts (2)	—	2,096	—	2,096
Liabilities
Foreign exchange forward contracts (2)	$—	$203	$—	$203

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,804	$—	$—	$34,804
Liabilities
Foreign exchange forward contracts (2)	$—	$1,771	$—	$1,771

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at September 30, 2017 and December 31, 2016. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
In September 2017, we acquired a 2.5% equity ownership of a privately held dialysis services company in exchange for $2.5 million in cash. This investment is accounted for using the cost method as we are unable to exercise any significant influence over the company. The investment has been recorded at historical cost, classified within other assets on our condensed consolidated balance sheet, and is reviewed for events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. There have been no changes in circumstances or identified events that may have a significant adverse effect on the fair value.
18. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$13,709	$14,629
Transfers from field equipment to deferred cost of revenues	7,570	10,396
Market value of shares received in payment for exercise of stock options	2,771	1,963
Redemption of noncontrolling interest	481	—
PP&E financed by construction liability	109	187
Property and equipment acquired under capital lease	—	127
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
•expectations with respect to achieving positive operating margins and positive cash flows;
•volatility of our stock price;
•expectations with respect to product reliability;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;
•expected impact of changes to accounting standards and policies;

•	the availability of, and impact of changes in, reimbursement for home and more frequent hemodialysis, including home nocturnal hemodialysis;

•	the anticipated timing and likelihood of completion of the proposed merger of us with a subsidiary of Fresenius;

•	the operation of our business during the pendency of the proposed merger;

•	expectations for the business in the event the proposed merger is completed;

•	the possibility that various closing conditions to the proposed merger may not be satisfied or waived in a timely manner or at all;

•	the possibility that a material adverse effect occurs with respect to our business;

•	risks related to disruption of management time from ongoing business operations due to the proposed merger;

•	limitations placed on our ability to operate the business by the Merger Agreement;

•	the risk that the proposed merger and its announcement could have an adverse effect on our ability to retain and hire key employees and maintain relationships with our suppliers and customers; and
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
On August 7, 2017, we entered into a definitive Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 1, “Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation” to the unaudited condensed consolidated financial statements contained herein for additional information. We have incurred $4.1 million and $4.3 million of incremental costs for the three and nine months then ended September 30, 2017, respectively, for professional service fees and certain other costs related to the proposed merger. The majority of these expenses have been recorded as general and administrative costs in our condensed consolidated statement of comprehensive loss.
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
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 23% and 33% of our In-Center segment revenues for the three months ended September 30, 2017 and 2016, respectively, and 22% and 27% for the nine months ended September 30, 2017 and 2016, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 17% and 19% of our In-Center segment revenues for the three months ended September 30, 2017 and 2016, respectively, and 21% and 22% for the nine months ended September 30, 2017 and 2016, respectively, with all of Gambro's sales of our product being to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of September 30, 2017, we had $2.7 million reserved against trade accounts receivable for future distributor rebates and recorded $3.7 million and $2.9 million during the three months ended September 30, 2017 and 2016, respectively, and $11.5 million and $10.1 million during the nine months ended September 30, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of September 30, 2017, we had $2.5 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $2.0 million and $1.8 million during the three months ended September 30, 2017 and 2016, respectively, and $5.0 million and $5.2 million during the nine months ended September 30, 2017 and 2016, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We currently have 20 centers operating in 13 states. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$93,533	90,035	$279,319	$268,271
Gross profit	$44,333	$43,455	$133,988	$126,888
Gross margin percentage	47%	48%	48%	47%
(Loss) income from operations	$(2,672)	$6,615	$5,728	$17,820
Services Segment
Revenues	$4,959	$3,846	$14,866	$10,647
Gross profit	$(3,741)	$(4,067)	$(11,001)	$(12,170)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(5,626)	$(6,384)	$(17,724)	$(19,354)
Eliminations
Elimination of intersegment revenues	$(1,197)	$(1,930)	$(3,845)	$(5,553)
Elimination of intersegment gross profit	$15	$(207)	$(24)	$(597)
Total Company
Revenues	$97,295	$91,951	$290,340	$273,365
Gross profit	$40,607	$39,181	$122,963	$114,121
Gross margin percentage	42%	43%	42%	42%
(Loss) income from operations	$(8,283)	$24	$(12,020)	$(2,131)
For several years, we have focused on operating and financial improvements. During the three and nine months ended September 30, 2017 these efforts resulted in revenues increasing by 6% to $97.3 million and by 6% to $290.3 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2017 and beyond within our products business. At the same time, we expect operating losses in our Services segment to improve in the long term, but continue to have a negative impact on our total operating performance in the near term.
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenues
Our revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
System One segment
Home	$55,852	57%	$53,759	58%	$165,949	57%	$154,397	56%
Critical Care	18,824	20%	18,182	20%	58,846	20%	56,694	21%
Total System One segment	74,676	77%	71,941	78%	224,795	77%	211,091	77%
In-Center segment	15,465	16%	14,493	16%	45,397	16%	47,990	18%
Other	3,392	3%	3,601	4%	9,127	3%	9,190	3%
Products subtotal	93,533	96%	90,035	98%	279,319	96%	268,271	98%
Services segment	4,959	5%	3,846	4%	14,866	5%	10,647	4%
Elimination of intersegment revenues	(1,197)	(1)%	(1,930)	(2)%	(3,845)	(1)%	(5,553)	(2)%
Total	$97,295	100%	$91,951	100%	$290,340	100%	$273,365	100%
Home product revenues increased $2.1 million, or 4% and $11.6 million, or 7% for the three and nine months ended September 30, 2017 versus the prior year comparable period, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally along with contractual price improvements. These improvements were offset by lower equipment sales to NxStage Kidney Care as a result of completing the build out of our existing centers. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $0.6 million, or 4% and $2.2 million, or 4% during the three and nine months ended September 30, 2017 versus the prior year comparable period, respectively. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues increased $1.0 million, or 7% and decreased $2.6 million, or 5% for the three and nine months ended September 30, 2017, versus the prior year comparable period, respectively. The changes are due to timing of sales of our blood tubing sets. Both periods benefited from increased needle sales, and were impacted by variations in inventory management policies at both our distributors and end users. Similarly, we expect In-Center segment revenues will continue to fluctuate as a result of these factors.
Other revenues for the three and nine months ended September 30, 2017 and 2016 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi may fluctuate due to timing of sales, inventory management policies at Asahi and changes in currency exchange rates.
Service segment revenues for the three and nine months ended September 30, 2017 and 2016 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect future revenues to increase modestly, but may fluctuate in the near term based on payor mix, and the timing of certain payments.
Gross Profit (Loss)
Our gross profit (loss) for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
System One segment	$39,671	53%	$38,680	54%	$120,618	54%	$111,427	53%
In-Center segment	4,423	29%	4,381	30%	12,821	28%	14,066	29%
Subtotal	44,094	49%	43,061	50%	133,439	49%	125,493	48%
Other	239	7%	394	11%	549	6%	1,395	15%
Products subtotal	$44,333	47%	$43,455	48%	133,988	48%	126,888	47%
Services segment	(3,741)	n/a	(4,067)	n/a	(11,001)	n/a	(12,170)	n/a
Elimination of intersegment gross profit	15	n/a	(207)	n/a	$(24)	n/a	$(597)	n/a
Gross profit	$40,607	42%	$39,181	43%	$122,963	42%	$114,121	42%
Gross profit as a percentage of revenues for the System One segment decreased for the third quarter and improved for the year versus the same period last year. The quarterly decrease was primarily driven by increased product and service costs, offset in part by contractual price improvements. The year to date improvement was primarily driven by contractual price and product cost improvements, offset in part by increased service costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations.
Gross profit as a percentage of revenues for the In-Center segment decreased as a percentage of revenue for the three and nine months ended September 30, 2017, versus the prior year comparable period, driven primarily by changes in pricing offset by favorable currency. We expect gross profit as a percentage of revenues will fluctuate as a result of changes in volume and changes product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which should provide us with long-term cost efficiencies through increased dialyzer production volumes. In the nine months ended September 30, 2016, we received reimbursements from Asahi for $0.7 million related to additional startup costs incurred in 2015 with the build out of the manufacturing facility in Germany which was recorded as a reduction of cost of revenues.
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
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
System One segment	$13,191	18%	$12,180	17%	$38,303	17%	$35,604	17%
In-Center segment	1,908	12%	1,527	11%	5,569	12%	4,606	10%
Products subtotal	15,099	16%	13,707	15%	43,872	16%	40,210	15%
Services segment	1,885	n/a	2,317	n/a	6,723	n/a	7,184	n/a
Total Selling and marketing	$16,984	17%	$16,024	17%	$50,595	17%	$47,394	17%
Selling and marketing expenses increased $1.0 million, or 6% and $3.2 million, or 7% for the three and nine months ended September 30, 2017 versus the prior year comparable period, respectively, but remained consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment increased due to increased personnel and personnel-related costs and increased further as a percentage of revenue for the nine month period primarily driven by lower revenues.
Selling and marketing expenses for our Services segment decreased $0.4 million, or 19% and $0.5 million, or 6% for the three and nine months ended September 30, 2017, respectively, versus the prior year comparable period. The decrease included the recognition of severance and other post termination costs of $0.8 million during the nine months ended September 30, 2017. These expenses include the personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
We anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Research and development	$11,222	12%	$8,278	9%	$29,757	10%	$23,393	9%
Research and development expenses increased for the three and nine months ended September 30, 2017 versus the prior year comparable period. The increase was primarily due to increased project related spending and increased personnel and personnel-related costs.
For the near term, we expect research and development expenses will increase for the year as we seek to further develop and enhance the System One and invest in our peritoneal dialysis and next-generation critical care systems to expand our product portfolio.
Distribution
Our distribution expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
System One segment	$7,681	10%	$6,672	9%	$22,294	10%	$19,826	9%
In-Center segment	384	2%	391	3%	1,100	2%	1,305	3%
Total Distribution	$8,065	8%	$7,063	8%	$23,394	8%	$21,131	8%
Distribution expenses increased $1.0 million, or 14% and $2.3 million, or 11% for the three and nine months ended September 30, 2017 versus the prior year comparable period, respectively, driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
General and administrative	$12,619	13%	$7,792	8%	$31,237	11%	$24,334	9%
General and administrative expenses increased by $4.8 million, or 62% and $6.9 million, or 28% for the three and nine months ended September 30, 2017 versus the prior year comparable period, respectively. The increase was primarily due to professional service fees and other costs incurred in connection with the proposed merger. We recognized $3.6 million and $3.9 million of expenses incurred in connection with the proposed merger during the three and nine months ended September 30, 2017, respectively. We expect general and administrative expenses as a percentage of revenues will increase compared to prior periods, driven by costs associated with the proposed merger.
Other Expense

Interest expense, net remained relatively consistent for the three and nine months ended September 30, 2017 versus the prior year comparable period. Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during both the three and nine months ended September 30, 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income. Such allocation resulted in an increase to the provision for income taxes of $0.1 million during the three months ended September 30, 2017 and a decrease to the provision for income taxes of $1.1 million during the nine months ended September 30, 2017. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2017. However, it did result in a net tax benefit from income taxes in continuing operations of $0.2 million during the nine months ended September 30, 2017.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of September 30, 2017, our accumulated deficit was $419.3 million and we had cash and cash equivalents of $63.0 million, with substantially all of that cash located in the U.S., and working capital of $105.7 million.
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
Our ongoing cash requirements include funding normal working capital needs including inventory and field equipment assets as well as funding the losses from our NxStage Kidney Care dialysis centers. Field equipment assets include System One equipment rented to customers under our month-to-month rental program and our "service pool" of equipment, which is equipment owned and maintained by us that is swapped for equipment at our home market customers, including patient's homes, that needs repair or maintenance. While a majority of System One equipment sold in the home market is paid for upfront by our customers versus on a monthly basis, any excess rental or service swap equipment would increase our working capital requirements.
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of September 30, 2017, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above, we had approximately $24 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.0 million at September 30, 2017 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the nine months ended September 30, 2017 or 2016.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$1,989	$4,993
Net cash used in investing activities	(10,150)	(7,309)
Net cash provided by financing activities	10,364	3,509
Foreign exchange effect on cash and cash equivalents	1,144	559
Net cash flow	$3,347	$1,752
Net cash provided by operating activities. Net cash flows from operating activities decreased by $3.0 million during the nine months ended September 30, 2017, versus the prior year comparable period, driven by changes in working capital requirements including timing of payments to our vendors and other accrued expenses, offset by in part by the timing of accounts receivable collections. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues decreased by $1.0 million during the nine months ended September 30, 2017, versus the prior year comparable period. Amortization of deferred revenues into revenues relating to sales of home equipment was $13.3 million and $13.4 million during the nine months ended September 30, 2017 and 2016, respectively.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, related to the build-out of NxStage Kidney Care dialysis centers, coupled with expenditures for our manufacturing facilities as a result of our efforts to maintain and expand our manufacturing operations, along with purchases of information technology. For the nine months ended September 30, 2017, cash used in investing activities includes $2.5 million equity investment in a dialysis services company accounted for using the cost method. Cash used in investing activities include payments related to an acquisition of a dialysis center during each of the nine months ended September 30, 2017 and 2016.
The increase of $0.8 million in purchases of property and equipment was driven primarily by spending associated with our manufacturing facilities. Capital expenditures for our NxStage Kidney Care centers were $1.9 million and $3.2 million during the nine months ended September 30, 2017 and 2016, respectively.
Net cash provided by financing activities. During the nine months ended September 30, 2017 and 2016 we received $11.0 million and $3.7 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During the nine months ended September 30, 2016 we received $1.2 million in investments by noncontrolling interest holders. Cash provided by financing activities during both 2017 and 2016 was also reduced by cash used to pay our debt and capital lease obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2017 are described in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2017 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2016 Annual Report.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2016 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and nine months ended September 30, 2017 other than those discussed below.
Foreign Currency Exchange Risk
We enter into foreign exchange forward contracts on peso and euro denominated expenses to reduce our exposure to foreign currency exchange rate fluctuations from our foreign manufacturing and service operations located in Mexico and Europe.
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted manufacturing and service costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. As of September 30, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges increased to approximately $22.4 million, as we accelerated our entry into certain planned foreign exchange forward contracts due to favorable exchange rates. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.7 million.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case-by-case basis. Recently, however, seven Medicare contractors have issued proposed local coverage determinations setting forth a limited set of medical conditions that would constitute medical justification for more frequent hemodialysis in their respective jurisdictions. The proposed local coverage determinations are nearly identical across Medicare contractors and would cover approximately 90% of existing dialysis units. We believe the proposed local coverage determinations are inconsistent with long-standing Medicare policy, including that reiterated in recent Medicare payment rules, current clinical literature and locally accepted standards of care. In partnership with other provider, patient, and professional organizations, we are actively engaged in the comment process for the proposed local coverage determinations. Comment letters are due on various dates during November and December 2017. If the proposed local coverage determinations were adopted in their current form, they would adversely affect our business by significantly restricting patient access to home and more frequent hemodialysis.
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
We sell a limited number of products.
We derive most of our revenues from sales of the System One and the related products used with the System One, with the remainder of our revenues largely coming from sales of a few key disposable products, including blood tubing sets and needles. Although we are working on initiatives that should diversify our future revenues, including a system for peritoneal dialysis, and our NxStage Kidney Care dialysis centers, our present business continues to be exposed to risks that are concentrated in a small number of products. As a result, any event that adversely affects these products or the markets for these products could have a significant adverse impact on our business.
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
Global macro-economic conditions and the world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. As a result, they may choose to pay for System One equipment on a monthly basis versus upfront, which may reduce our cash flows, and have fewer personnel available to train new patients for home hemodialysis. Our international business is particularly vulnerable to global macro economic conditions. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product costs, reducing our gross profit, or render our products overly expensive, reducing our revenues.
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
Our home market relies upon an equipment service swap model and, for some of our customers, a month-to-month equipment rental model that requires us to effectively manage our System One and PureFlow SL field equipment. While a majority of System One equipment sold in the home market is paid for upfront by our customer versus on a monthly basis, this may change due to pressures within the healthcare industry to reduce capital spending and other factors. Increases in our field equipment assets would increase our ongoing cash requirements to fund working capital. In addition, our gross margins may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could incur increased costs, realize increased cash requirements and have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
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
While we have labor agreements with our production employees in Mexico and Italy, we may experience strikes, work stoppages, work slowdowns, high employee turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our manufacturing facilities. Some of our key single-source suppliers also have labor agreements in place, but nonetheless may be subject to similar risks related to labor disputes. Any such activity likely would cause production delays and prevent us from delivering our production commitments to customers, which could adversely affect our reputation and cause our business and operating results to suffer.
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

•
the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “stockholders rights plan” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

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
Risks Related to the Proposed Merger
The proposed Merger is subject to a number of conditions beyond our control. Failure to complete the proposed Merger within the expected timeframe, or at all, could adversely affect our business, results of operations and our stock price.
The consummation of the proposed acquisition of the Company (the “Merger”) by Fresenius Medical Care Holdings, Inc. (“Fresenius”) remains conditioned, among other things, on: (i) the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal, (ii) receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act, and (iii) other customary closing conditions.
We cannot predict whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Finally, disruptions to our business resulting from the announcement and pendency of the proposed Merger, including adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Merger.
Our stock price may also fluctuate significantly based on announcements by Fresenius and other third parties or us regarding the Merger or based on market perceptions of the likelihood of us satisfying the closing conditions related to the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the proposed Merger will be consummated. Any of these events could harm our business, results of operations and financial condition and could cause a decline in the price of our common stock.
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

One of the conditions to consummation of the proposed Merger is receipt of regulatory approval under the HSR Act, or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act. There can be no assurance that such regulatory approval to consummate the proposed Merger will be obtained. If such regulatory approval is obtained, there can be no assurance as to the timing of such approval, our ability to obtain the approval on satisfactory terms or in the absence of any litigation challenging such approval.
At any time before or after the consummation of the proposed Merger (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Merger and seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Merger does not receive, or timely receive, the required regulatory approval and clearance, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.
While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the proposed Merger is consummated, the proposed Merger may have an adverse effect on our business and financial results. The pendency of the Merger diverts management's attention and our resources from ongoing business and operations and our employees and other key personnel have uncertainties about the effect of the proposed Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed Merger. Furthermore, actions by our suppliers, customers and other business partners in response to the proposed Merger may be adversely impacting our sales, financial condition and results of operations.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger and restricts us from taking certain actions with respect to our business and financial affairs without Fresenius’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions may prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.
Any disruptions to our business while the Merger is pending that have a material adverse impact to our financial results could result in future borrowings
While the Merger is pending, a significant reduction in revenues and the consequent impact on our results of operations could negatively impact our cash on hand. Accordingly, we may need to draw on our current line of credit or obtain financing from other sources in order to fund operations and capital expenditures.
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
_____________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NXSTAGE MEDICAL, INC.
By:	/s/ Matthew W. Towse
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
November 8, 2017