Form 10-K
period 2017-12-31
NxStage Medical, Inc.
filed 2018-02-16
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes       ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes      ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes       ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.6 billion, as of June 30, 2017, based on the last reported sale price of the registrant's common stock on the NASDAQ Global Select Market on June 30, 2017.
There were 66,320,683 shares of the registrant's common stock outstanding as of the close of business on February 8, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this Annual Report.

NXSTAGE MEDICAL, INC.
2017 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and certain information incorporated by reference herein contain forward-looking statements concerning our business, operations and financial condition, including statements with respect to:
•the growth of our business;
•the ability of enhancements to our product portfolio to help us expand existing markets and enter new ones;
•achieving greater operating leverage and improved financial results in the future;
•expectations about the profitability of our products business and company as a whole;

•	our belief that the significant majority of our near-term revenues will come from sales of the System One in the U.S.;
•financial performance of our NxStage Kidney Care dialysis centers;

•	estimates of the number of end-stage renal disease (ESRD) patients that could be treated at home with the System One;

•	our strategic initiatives to grow home hemodialysis adoption, expand globally and enhance our product offerings;

•	patients' access to home and more frequent hemodialysis;

•	our plans and the anticipated markets for, and expected design and functionality of, our next-generation hemodialysis system, next-generation critical care system and peritoneal dialysis system;
•the development and commercialization of new products and improvements to existing products;
•sales to our key customers, including DaVita Inc. (DaVita) and Fresenius Medical Care;
•the adequacy of our funding;

•	expectations with respect to future demand for our products and revenue growth, with components of such revenue growth including sales of disposable products;

•	future financial results for our System One, In-Center and Services segments and total company;

•	expectation of sustaining gross profit as a percentage of revenue in our System One segment above 50% and the underlying elements of such objective;

•	future selling and marketing, research and development, distribution, and general and administrative expenses and the drivers for such expenses;

•	our manufacturing operations and supply chain;

•	the scope, timing and impact of our research and development efforts;
•availability of suitable facilities;
•expectations with respect to our working capital levels and requirements;
•availability of credit under our revolving credit facility;
•global economic conditions;
•volatility of our stock price;
•expectation to retain earnings and not issue dividends;
•the anticipated outcome of legal proceedings;
•expectations with respect to product reliability;

•	impact of the adoption of new accounting standards and the Tax Cuts and Jobs Act of 2017 (Tax Reform);

•
the availability of, and impact of changes in, reimbursement for home and more frequent hemodialysis, and the expected impact of draft local coverage determinations on reimbursement for more frequent hemodialysis in the United States;

•	the anticipated timing and likelihood of completion of our proposed merger of us with a subsidiary of Fresenius (Merger);

•	disruptions to our business operations due to the pendency of the proposed Merger;

•	future realization of our deferred tax assets;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;
•our ability to withstand supply chain disruptions;

•	the scope and adequacy of patent protection with respect to our products; and

•	the financial, commercial and operational impact of any of the above.

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
NOTE REGARDING TRADEMARKS
NxStage®, Streamline®, Medisystems®, Nx2me Connected Health®, Nx2me®, and LockSite® are registered trademarks of NxStage Medical, Inc. PureFlow SLTM and System OneTM are trademarks of NxStage Medical, Inc.  iPad® is a registered trademark of Apple Inc.

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
Our primary product, the System One, was designed to satisfy an unmet clinical need for a system capable of delivering the therapeutic flexibility and clinical benefits of traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis. Clinical literature suggests that more frequent hemodialysis represents a clinically significant innovation in care delivery for patients with ESRD, and it has been reported to deliver important clinical benefits and improved quality of life for certain patients. In addition to the System One, we sell blood tubing sets and needles to dialysis clinics and hospitals for use with traditional dialysis machines.
We report our operating results through three segments: System One, In-Center and Services. We sell our products in and provide our services in three markets: home, critical care and in-center. Our other business activities excluded from segment operating performance measures relate primarily to the manufacturing of dialyzers for sale to Asahi. Together with certain research and development and general and administrative expenses that are excluded from our business segment operating results, these business activities are reported in the Other category. The operating results of our dialysis centers business, which we refer to as NxStage Kidney Care, are included in our Services segment. Sales of our System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment home market revenues, which are then eliminated upon consolidation. For convenience, we use the term “products business” to refer collectively to our System One segment, In-Center segment, and Other category.
We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in 21 countries have been treated with our products.
Proposed Merger
On August 7, 2017, we entered into an Agreement and Plan of Merger (Merger Agreement) with Fresenius Medical Care Holdings, Inc. (Fresenius), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to certain conditions. At the closing of the Merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the Merger is conditioned, among other things, on receipt of regulatory approval from the U.S. Federal Trade Commission (FTC) and the expiration or earlier termination of applicable waiting periods, or extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act). Pursuant to the HSR Act, we and Fresenius each submitted pre-merger notification filings to the FTC and Department of Justice, Antitrust Division. On October 18, 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. By agreement with the FTC, the parties may voluntarily extend the time for closing beyond the expiration of the HSR Act waiting period. The parties continue to work to obtain FTC approval of the proposed transaction. On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to adopt the Merger Agreement. In addition, the Merger has cleared antitrust review in Germany and the UK. See “Risk Factors” in Part I Item 1A of this Annual Report for additional information.
The Merger Agreement may be terminated by us or Fresenius if the Merger is not closed by August 7, 2018 (End Date), although Fresenius may extend the End Date for up to 180 days under certain circumstances in order to obtain required antitrust clearances. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or

(ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets.
Fresenius is required to pay us a termination fee of $100 million (Reverse Termination Fee) if the Merger Agreement is terminated by us or Fresenius (i) if the End Date and any applicable extension has passed or (ii) if a court or other governmental entity issues a final, nonappealable order or takes any other actions that permanently prohibits the Merger or makes closing the Merger illegal (in each case because approval under applicable antitrust laws remains the only unsatisfied closing condition).
We would be required to pay Fresenius a termination fee of $60 million (Termination Fee) if all of the following conditions were applicable: (i) the Merger Agreement is terminated because the End Date has passed or we have breached a representation or warranty, (ii) an alternative acquisition proposal has been publicly made and not publicly withdrawn at least ten days prior to the termination, and (iii) within 12 months following such termination, we enter into an alternative acquisition agreement or an alternative acquisition is consummated. Nonetheless, we will not be required to pay the Termination Fee if the Merger Agreement is terminated due to failure to obtain required antitrust approvals by the End Date and Fresenius is required to pay the Reverse Termination Fee.
The Merger Agreement includes customary representations, warranties and covenants. Pursuant to the Merger Agreement, we agreed to use commercially reasonable efforts to operate our business in all material respects in the ordinary course until the closing of the Merger.
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

(in thousands)	2017	2016	2015
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$379,464	$359,127	$332,845
Income (Loss) from operations	$9,851	$22,695	$9,197
Services Segment
Revenues	$19,539	$14,781	$6,412
Loss from operations	$(23,702)	$(26,233)	$(23,826)
Eliminations
Elimination of intersegment revenues	$(5,062)	$(7,530)	$(3,134)
Elimination of intersegment gross profit	$—	$(747)	$—
Total Company
Revenues	$393,941	$366,378	$336,123
Loss from operations	$(13,851)	$(4,285)	$(14,629)
Since inception, we have focused on building a long-term sustainable business model based on innovative technologies and offerings. Although we have driven significant revenue growth, we have historically operated at a net loss. In recent years, we have started to achieve greater operating leverage and financial improvements, while maintaining our focus on product development and topline growth. During 2017, we continued to generate operating income in our products business, and we expect to continue our focus on driving improvements in 2018 and beyond within this business. In 2018, we expect the operating income we generate in our products business will continue to be more than offset by losses from our NxStage Kidney Care business as well as costs associated with working to close the proposed Merger with Fresenius.
Our Market
Kidney Failure: Chronic and Acute
Chronic kidney disease is typically characterized by the progressive loss of kidney function due to damage caused by diabetes, high blood pressure and other causes. The final stage of chronic kidney disease is called ESRD, which is an irreversible, life-threatening loss of kidney function that is treated predominantly with dialysis. Dialysis is a kidney replacement therapy that removes toxins and excess fluids from the bloodstream. Unless the patient receives a kidney transplant, dialysis is required for the remainder of the patient’s life. The primary types of dialysis are hemodialysis and peritoneal dialysis. Hemodialysis diverts the patient’s blood to an external dialyzer, where a filter and cleansing fluid (“dialysate”) remove toxins and excess fluids, and then returns the cleansed blood to the patient. Hemodialysis is traditionally performed by healthcare professionals in a dialysis clinic on a fixed schedule three times per week, referred to as “in-center” treatment, but can be performed by a trained and qualified patient, with the availability of a care partner, or where appropriate without a care partner present, in the home three to seven times per week. Peritoneal dialysis is a home therapy in which toxins are removed through the peritoneum, a part of the patient’s abdomen, through multiple fluid exchanges each day.
Acute kidney failure happens suddenly, as a result of illness, injury or other conditions. Acute kidney failure is typically treated with renal replacement therapies, including hemodialysis, in a hospital or similar critical care setting.
Approximately 495,000 ESRD patients in the U.S. and 2.6 million ESRD patients worldwide rely on life-sustaining dialysis treatment.
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

Products Market
While we believe the significant majority of our near-term revenues will come from sales of the System One in the U.S., we see opportunities to grow our potential market opportunity both within the U.S. and internationally.
Grow Adoption of Home Hemodialysis with the System One
To increase patient awareness and demand for home and more frequent hemodialysis, we participate in preeminent nephrology conferences, organize educational programs for patients and clinicians in collaboration with local service providers, employ patient advocates and conduct numerous other educational and promotional activities.
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
Drive Global Expansion
Historically, predominantly all of our revenues have come from sales of our products in the U.S. However, the U.S. represents a small portion of the global market for ESRD products. Accordingly, international expansion represents a significant growth opportunity.

We commenced international sales in 2009 and have sold the System One in 21 countries. We seek to increase our product revenues by expanding our international presence within countries where we have an established footprint and entering new regions through third-party distributors who have an established presence in such regions. Furthermore, our product development activities focused on the treatment of acute kidney disease are expected to introduce features and enhancements that we believe will increase the appeal of our products to international customers.
Enhance the Clinical Flexibility and Ease of Use of our Product Offering
We promote our products’ clinical flexibility and ease of use. Accordingly, we continue to expand the System One's indications and add new features and tools to enhance usability and reduce the burden of therapy. Since receiving its first clearance for home hemodialysis from the U.S. Food and Drug Administration (FDA) in 2005, and the first and only home nocturnal hemodialysis clearance in 2014, the System One has provided over 14 million treatments to thousands of patients in their homes around the world, during the day and at night.  However, certain patients have not had access to the option of performing hemodialysis at home because the System One's indication has required that a care partner be present when a patient performs home hemodialysis. In August of 2017, the System One was cleared in the U.S. for solo home hemodialysis, without a care partner, during waking hours. We believe this new expanded indication will provide both new and existing System One patients, trained to perform solo home hemodialysis, the freedom to dialyze at home without a care partner during waking hours, provided that the patient and physician agree that solo home hemodialysis is appropriate.

We have also seen strong interest in Nx2me Connected Health, our telehealth platform for the collection and delivery of treatment and medical information for patients using the System One. By enhancing the ease of information collection and availability to the patient and care team, Nx2me may foster improved home patient retention and communication.
In addition, our NxStage Kidney Care dialysis centers have gained valuable clinical insights that will help us to optimize our product technology.
Expand into Skilled Nursing Facilities
We focus on expanding into skilled nursing facilities where we believe our product technology offers a differentiated and compelling value proposition.
Nursing home residents represent approximately 8% of all ESRD patients. Nursing home patients are generally transported off-site to dialysis clinics, which may introduce several risks to their health and compromise their care. The System One can be used at skilled nursing facilities to offer residents on-site home hemodialysis, which may eliminate patient discomfort from traveling to an outside facility and the accompanying disruptions in rehabilitation, medication schedules and social activities. Offering on-site hemodialysis also eliminates the high costs of transporting patients to dialysis clinics, which is not always covered by reimbursement.
New Product Development
We have over a decade long history of technology innovation. Our product development organization is working to develop innovative technical approaches that address the limitations of current dialysis systems and disposable products. These efforts are primarily focused in the System One segment where we have established a sales presence. Consistent with this, we continue to develop our home hemodialysis system, the System One and, among others, our Nx2me platform. We are developing a new critical care cycler that is intended to expand the range of therapies that can presently be performed by the System One to include, for example, hemodiafiltration, which is used more extensively outside of the U.S. We are also continuing our work to develop a peritoneal dialysis system to offer a differentiated therapy solution with on-site dialysate generation from concentrate without the need for premixed bagged fluids, with pre-connected, ready to use disposables that require fewer touch contamination points, and automation to improve setup, training and use.
We are in the early stages of launching our next generation home hemodialysis system with a touch screen interface and continue to develop enhanced capabilities for this system through software and hardware development. As a part of this next generation home hemodialysis system, we have been developing a new dialysate preparation system which provides bicarbonate based dialysate on-line and on-demand. We developed a second generation of this dialysate preparation system to enhance reliability and improve cost. We have, however, elected to delay further work on this dialysate generation system so that we may dedicate more of our research and development spending and activities to our other ongoing projects.
We expect to continue to release enhancements to our next generation System One cycler and Nx2me platform this year and into the future as part of our continuous product improvements efforts. We continue to work to introduce our next generation critical care system with our first market launch expected outside the U.S. in the first half of 2019. We are continuing to seek clarity, based on the current configuration of our peritoneal dialysis system, regarding what the regulatory process and timelines would be for that product in the U.S., although recent information received from the FDA suggests drug regulation will be required. We have never sought or obtained drug approval, and we have no drug manufacturing capabilities. The time and capital required to obtain these may be significant. At this time, we are, therefore, choosing to focus our peritoneal dialysis development efforts on international markets, with the UK being our first market. Based on our current estimates, we hope to introduce our peritoneal dialysis system in the UK at some point in 2019. Each of these development timelines is subject to significant risks, including our ability to conclude product development efforts, and then the time and expense required to obtain regulatory approval.
The dates provided reflect our current expectations and are subject to the risks and uncertainties that are set forth in the Risk Factors section of this Annual Report.
Our Products and Services
The following section describes our product offerings.
Home Dialysis
Our home product offerings currently target the home hemodialysis market. The NxStage System One is a small, portable, easy-to-use hemodialysis system that is used to perform treatments during the day or at night, while sleeping. The System One is the only portable hemodialysis system that is cleared by the FDA for in-center and hospital use (2002), for home hemodialysis (2005), home nocturnal hemodialysis (2014) and solo home hemodialysis (2017). Its simplicity and compact size are intended to allow for easy use in patients’ homes or other home-like settings and give patients the opportunity to travel with their therapy.

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
In early 2017, we received FDA approval and CE Mark approval for our next-generation hemodialysis system. This system includes new features and enhancements including software changes improving ease of use and set up time, a touch screen user interface, and an integrated blood pressure cuff.

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
In June 2013, we entered into a research and development program sponsored by the Defense Advanced Research Projects Agency of the U.S. Department of Defense to develop an innovative device for use in military applications under a government sponsored program. This program aligns well with our technology and we expect that we will continue to leverage this product development work in the advancement of our next-generation critical care system. We expect that the design of our next-generation critical care system will incorporate a small footprint, intuitive touch screen interface and a multi-stream fluid management system (which expands the therapeutic capabilities of the system beyond those of the System One to include therapies such as hemodiafiltration).
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
NxStage Kidney Care
We operate a small number of NxStage Kidney Care dialysis centers, independently and in some instances as joint ventures, that treat ESRD patients directly. These centers have provided us with valuable experience to better meet and anticipate the needs of both our customers and patients, while optimizing our product technology. In addition, these centers have provided us with the opportunity to innovate and foster new care delivery models to advance the standard of renal care across other settings. More specifically, at NxStage Kidney Care we offer a range of treatment options, including home hemodialysis, peritoneal dialysis and flexible in-center hemodialysis.
Our Reporting Segments
We report our operating results through three segments: System One, In-Center and Services. Our other business activities relate primarily to the manufacturing of dialyzers for sale to Asahi. Together with certain research and development and general and administrative expenses that are excluded from our business segment operating results, these business activities are reported in the Other category. We refer to our System One segment, In-Center segment and Other category as our products business. Additional financial information regarding our business segments and geographic data about our assets are contained in Note 9, Business Segment and Geographic Information to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. A discussion of the risks attendant to our operations is set forth in the Risk Factors section of this Annual Report.
System One
Our System One segment includes worldwide revenues from sales of the System One and PureFlow SL dialysate preparation equipment and sales of disposable products in the home and critical care markets. Sales of our System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment home market revenues, which are then eliminated upon consolidation. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in critical care. Sales of products to both markets are made primarily through dedicated sales forces to dialysis centers and hospitals and delivered directly to the customer, or their patients, with certain products sold through distributors. In addition to specialized sales representatives, we also employ nurses in our sales force as clinical educators to support our sales efforts. We have a staff of customer support specialists to assist patients, clinics and hospitals with product orders and deliveries. We also provide technical support 24 hours a day, seven days a week through a dedicated staff of technical support representatives, to respond to questions raised by patients, clinics and hospitals concerning the System One.
Home. We market and sell the System One to dialysis clinics in the U.S. and other markets, which in turn provide the System One to their ESRD patients for chronic home hemodialysis treatment. In the U.S., Medicare regulations require that all chronic ESRD patients be under the care of a dialysis clinic, whether they are treated at home or in clinic. As a result, we do not sell the System One directly to Medicare patients. A significant majority of System One equipment in the home is paid for upfront by our customers versus rented under our month-to-month rental program.
The upfront payment includes service for an initial contractual period after which the customer pays a standard service fee.
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
Training is offered to new clinic customers, whereby our clinical educators train the clinic’s nurses and dialysis technicians on the proper use of the System One using our proprietary training materials. We then rely on our customers’ trained technicians and nurses to train home patients, their care partners and other technicians and nurses using the System One. In general, we are not responsible for, and do not provide, patient training except for NxStage Kidney Care patients. Patient training takes place at the clinic primarily during the patient’s prescribed treatment sessions. Training typically takes three to four weeks and consists of (1) basic education about ESRD, (2) training patients and care partners on inserting needles into the patient’s vascular access site and (3) instruction on the use and operation of the System One. Reimbursement for training sessions is provided by Medicare, at a fixed rate, and private insurance.
For each month that a patient is treated with the System One, we bill the clinic for the purchase of the related disposable cartridges and treatment fluids necessary to perform treatment, and other related services, where applicable.
Our customers for products used in the home are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and are our two largest customers for products used in the home. Collectively, they provide treatment to more than two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. Our home agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home customers, these agreements are not requirements contracts and contain no minimum purchase volumes. Our home agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days' prior notice. Our home agreement with Fresenius continues to renew on a monthly basis unless we and Fresenius choose to modify the terms with an amendment or new agreement.
Critical Care. We market the System One directly to hospitals for treatment of acute kidney failure and fluid overload in the U.S. and other geographies. Most of our critical care customers use the System One to perform prolonged or continuous renal replacement therapy for their acute kidney failure or fluid overload patients. We position the System One as a differentiated platform for the delivery of renal care in acute settings because of its technologically innovative features, ease of use and portability. The System One’s continuous volumetric balancing offers a simple effluent drainage capacity. It also uses a disposable, integrated treatment cartridge to minimize maintenance and disinfection requirements, and pre-mixed dialysate to free it from cumbersome water processing systems.
A significant majority of System One equipment in the critical care market is purchased rather than rented by our customers. Purchased equipment pricing includes service during our standard one-year warranty period, and we sell one, two and three-year service contracts for post-warranty periods. We also offer a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care setting. Unlike the home market, we do not use a depot service model for equipment servicing and repair, but instead generally service critical care equipment in the field. The nature of the hospital critical care setting, coupled with the practices of other intensive care unit dialysis equipment suppliers, requires that we offer on-site support for our systems in this environment, or for the use of a trained bio-medical engineer.
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
International. We sell the System One and certain other products internationally, through a combination of direct sales to dialysis clinics and hospitals in the UK and Canada, and sales through distributors in Europe and other select markets. Products sold to distributors are shipped directly to distributor warehouses and the distributors sell or rent our products to dialysis providers or hospitals and are responsible for marketing, clinic training and equipment servicing and repair.
We entered the international market in 2009 and to date our international sales have been limited and focused primarily on the home market. We have entered a limited number of geographies and we believe that there is a large opportunity for us to expand sales of our System One and other products outside the U.S. Several of our product development initiatives, including our next-generation critical care system, will be important to these efforts.
In-Center
Our In-Center segment includes revenues from the sale of blood tubing sets and needles for hemodialysis, primarily for the treatment of ESRD patients at dialysis clinics, and needles for apheresis. Our in-center customers are independent dialysis clinics as well as dialysis clinics that are part of national or regional chains. Although in many instances we have direct contractual relationships with our customers, nearly all of our sales in this segment are made through national distributors in order to leverage national networks, shipping efficiencies and existing customer relationships. We plan our manufacturing and distribution activities based on distributor purchase orders. Finished goods are shipped directly to distributor warehouses. We support distributor selling and marketing efforts with brand marketing support and a team of clinical educators who assist with clinical in-service activities.
We market our extracorporeal disposable products under the Medisystems brand, which we acquired in 2007. Medisystems branded products have an established reputation for quality, ease of use and innovation, and have been in the in-center market since 1981. In our marketing efforts, we emphasize our Medisystems products’ strong clinical performance and cost-effectiveness.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc. accounted for 23% of our 2017 In-Center segment revenues. B. Braun Medical, Inc. accounted for 22% of our 2017 In-Center segment revenues. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 21% of our 2017 In-Center segment revenues, with all of Gambro's sales of our products being to DaVita.
Services
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of February 3, 2018, we had 21 centers accepting patients in 13 states. At these centers, we continue to explore innovative service delivery models with our NxStage Kidney Care dialysis centers to advance the standard of renal care. Some of our service models vary on the number of treatment stations within a center, the configuration of the center and hours of operation. However, at all of our centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
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
Serum Phosphorus and Phosphate Binders. ESRD patients commonly have elevated levels of serum phosphorus (hyperphosphatemia). Hyperphosphatemia is associated with higher risk of cardiovascular death. The treatment of hyperphosphatemia is burdensome. Dialysis patients consume on average 19 pills per day and 9 are phosphate binders. Moreover, Medicare Part D expenditures on binders for dialysis patients exceeded $840 million in 2014. Meanwhile, adherence to phosphate binders is poor, especially in younger patients and those with high pill burden. Multiple randomized clinical trials show that frequent hemodialysis reduces serum phosphorus. In observational research, frequent hemodialysis is also associated with a lower percentage of patients using binders.
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
Potential Risks
In spite of the benefits of more frequent hemodialysis on cardiovascular function, health-related quality of life, and treatment tolerability, more frequent hemodialysis, including more frequent hemodialysis performed at home, may introduce specific risks pertaining to vascular access complications, infections, loss of residual renal function and increased burden on caregivers. All forms of hemodialysis, including treatments performed in-center and at home, involve some risks. In addition, there are certain risks unique to treatment in the home environment. Patients differ and not everyone will experience the reported benefits of home or more frequent hemodialysis. Certain risks associated with hemodialysis treatment are increased when performing solo home hemodialysis, because no one is present to help the patient respond to health emergencies, and when performing nocturnal therapy due to the length of treatment time and because therapy is performed while the patient and care partner are sleeping.
Our Competition
The dialysis therapy industry is highly dynamic, and we face competition from many sources. We believe that our competitive strengths include the quality and ease of use of our products and our history of leveraging innovative technology to deliver high value, clinically flexible solutions.
Home Hemodialysis
The System One is the first portable system indicated for home hemodialysis, home nocturnal hemodialysis, and solo home hemodialysis in the U.S, and the only such system commercially available in the U.S. Multiple competitors provide more traditional systems for hemodialysis therapy. Outside of the U.S., the System One also competes against products that are more similar in design to the System One that are also cleared for home use.
Critical Care
The System One is also used in the critical care market. In the U.S., we compete predominantly with Gambro (a subsidiary of Baxter) in the critical care market as well as with multiple competitors that provide more traditional dialysis equipment used in intensive care units. Outside of the U.S., we compete in the critical care market with Gambro, Fresenius, Nikkiso Co. Ltd., B. Braun Medical, Inc. (B. Braun) and several smaller companies.
In-Center
Our Medisystems branded bloodlines, needles and other consumables are sold to U.S. in-center providers and compete against products produced by Fresenius, Nipro Medical Corporation, JMS Co. Ltd. and others. Outside the U.S., we face competition from many firms, including B. Braun and Baxter, together with its subsidiary Gambro.
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
As of December 31, 2017, we had 145 U.S. and foreign counterpart issued patents and 67 U.S. and foreign counterpart patent applications pending. The issued patents and pending patent applications cover, among other things:
•safety technology for automated blood treatments;

•	control and mechanical features aimed at set-up including priming of blood circuits and preparation of fluids including dialysate for hemodialysis and peritoneal dialysis;

•	blood circuit improvements aimed at safety, cost effectiveness and convenience;

•	control technology aimed at reliability and safety of blood treatment machines;

•	sensor technology including temperature and pressure sensors; and

•	administration of peritoneal dialysis.
The approximate expiration periods for our issued patents are as follows:

Expiration	Portion of Patent Portfolio
Within the next 5 years	38%
6-10 years	38%
11-15 years	21%
16-20 years	3%
Hemodialysis technologies have been in existence for over fifty years, and there are thousands of patents held by third parties that relate to dialytic technologies. Collectively, our patents and other intellectual property are important to us, although there is no single patent or other intellectual property right that is solely responsible for protecting our products. We believe that the duration of our patents is adequate relative to the expected lives of our products.
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
We are continually working on enhancements to our product designs to improve ease of use, functionality, reliability and safety and to reduce product cost. We also seek to develop new products that supplement our existing product offerings, such as our next-generation critical care system and peritoneal dialysis system, and intend to continue to actively pursue research and development opportunities for complementary products. Our product development timelines primarily depend on our ability to achieve clinical endpoints, regulatory and legal requirements and to overcome technology challenges.
We continue to make significant investments in our product development. Our research and development expenses were $39.6 million (10% of total revenues), $31.0 million (8% of total revenues) and $26.2 million (8% of total revenues) during 2017, 2016 and 2015, respectively.
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
Food and Drug Administration
In the U.S., our products are subject to regulation by the FDA as medical devices. The FDA regulates the design, development, clinical testing, manufacture, labeling, distribution, import and export, sale and promotion of medical devices. Noncompliance with applicable FDA requirements can result in, among other things:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;
•withdrawing PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
Unless an exemption applies, all medical devices must receive either premarket notification or "510(k)" clearance or an approved pre-market approval application (PMA) from the FDA before they may be commercially distributed in the U.S. To obtain a 510(k) clearance for a device, a pre-market notification to the FDA must be submitted demonstrating that the device is substantially equivalent to a legally marketed predicate device. The FDA attempts to respond to a 510(k) pre-market notification within 90 days of submission, but as a practical matter, pre-market clearance can take significantly longer, potentially up to one year or more.
Modifications to marketed products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals. If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. For those products sold in the EU, manufacturers must notify their EU Notified Body if significant changes are made to the products or if there are substantial changes to the quality assurance systems affecting those products.

High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is much more demanding and uncertain than the 510(k) pre-market notification process and must be supported by extensive clinical, technical and other information, including at least one adequate and well-controlled clinical investigation. The FDA has 180 days from the date of filing to review an accepted PMA, although the review generally occurs over a significantly longer period of time, and can take up to several years.
FDA Regulatory Status
We currently have all of the regulatory clearances required to market the System One in the U.S. in both the home and critical care markets, all of which have thus far been granted as 510(k) clearances. The FDA has cleared the System One for the treatment, under a physician’s prescription, of renal failure or fluid overload using hemofiltration, hemodialysis and/or ultrafiltration. The FDA has also specifically cleared the System One for home hemodialysis, home nocturnal hemodialysis and solo home hemodialysis use under a physician’s prescription.
We continue to seek opportunities for product improvements and feature enhancements, which will, from time to time, require FDA clearance or approval before commercial launch.
Continuing FDA Regulation
After a device is placed on the market, numerous regulatory requirements apply, including:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.
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
Clearance or approval of our products by regulatory authorities comparable to the FDA, or in the case of the EU the affixing of the CE mark, are required in foreign countries prior to marketing the product in those countries, whether or not FDA clearance has been obtained. The regulatory requirements for medical devices vary significantly from country to country. They can involve requirements for additional testing and may be time consuming and expensive. We cannot provide assurance that we will be able to obtain regulatory approvals in any other markets or be able to affix the CE mark to new products in the EU.

In the specific case of the EU, manufacturers of medical devices are required to conduct an assessment of the conformity of the devices with the Essential Requirements found in Annex I to Council Directive 93/42/EEC of June 14, 1993 concerning medical devices, commonly known as the Medical Devices Directive, and to affix a CE mark to these devices prior to marketing these within the EU. The Essential Requirements govern the quality, safety and performance of the medical devices. The classification of individual medical devices will determine whether the participation by a notified body in the conformity assessment process will be necessary. Notified bodies are private organizations that are licensed by the competent authorities of individual EU Member States to conduct conformity assessment procedures and to verify the conformity of manufacturers and their medical devices with the Essential Requirements. If, where the participation by a notified body is necessary, the outcome of the conformity assessment procedure is positive the notified body will issue a related CE Certificate of Conformity. The manufacturer of the device will then complete the technical file for the medical device and, after having prepared and signed a related Declaration of Conformity, affix the CE mark to the product.
Moreover, on May 25, 2017 the new Medical Devices Regulation (2017/745 or MDR) entered into force. Following its entry into application on May 26, 2020, the Regulations will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. Higher risk medical devices will be subject to additional scrutiny during the conformity assessment procedure.
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
In the EU we must comply with a number of regulatory requirements for products that have been CE marked and offered for sale relating to:
•registration of medical devices;
•pricing and reimbursement of medical devices;
•establishment of post-marketing surveillance and adverse event reporting procedures;
•field safety corrective actions, including product recalls and withdrawals;
•marketing and promotion of medical devices; and
•interactions with physicians.
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
Similar laws are increasingly being introduced in the individual European states. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited by the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European states. One such example is the UK Bribery Act. Payments made to physicians in certain EU Member States must also be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer or competent professional organization or the competent authorities of the individual European states. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European states. Failure to comply with these requirements could result in reputational harm, public reprimands, administrative penalties, fines or imprisonment.
Anti-Kickback and Related Statutes
The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments and other forms of remuneration that are intended to induce healthcare professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services. Other laws prohibit remuneration that the offeror knows or should know is likely to induce patients to select a particular provider of services, including for dialysis. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other healthcare professionals and healthcare organizations or marketing expenditures. In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain manufacturer gifts to physicians or other health care professionals. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated. The federal Physician Payments Sunshine Act was enacted by Congress in 2010 as part of the comprehensive Affordable Care Act health care reform legislation, and the implementing regulations, released in February 2013, require us to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals annually to CMS for public reporting. It is widely believed that public reporting under the Sunshine Act results in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.

The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the statute contains some exceptions and the Office of Inspector General of the Department of Health and Human Services (OIG) has issued a series of regulations, known as safe harbors, implementing these exceptions and establishing some additional protected areas of conduct. These safe harbors set forth conditions that, if met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within a safe harbor does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. If scrutinized, arrangements that implicate the Anti-Kickback Statute, and that do not fall within a safe harbor, are analyzed by the OIG and other enforcement authorities on a case-by-case basis with review based on the totality of the facts and circumstances to assess whether a given arrangement involves the kind of conduct the Anti-Kickback Statute was intended to prohibit.
Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of medical device manufacturers and other healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Judgments and settlements of these cases by healthcare companies have involved significant fines and, in some instances, criminal pleas and convictions. Further, the 2010 Affordable Care Act specified that any claims submitted as a result of a violation of the Anti-Kickback Statute are also false claims and subject to enforcement under the False Claims Act.
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
False Claims Laws
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with Medicare and other government payors. In addition, medical device manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused the submission of false claims, including through the provision of billing, coding or reimbursement advice or through arrangements that violate the Anti-Kickback Statute. The federal False Claims Act also includes whistleblower provisions that allow private citizens to bring suit against an entity or individual on behalf of the U.S. and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to the sales and marketing practices of pharmaceutical and medical device manufacturers have been cases brought under the False Claims Act. In addition, amendments to the False Claims Act included in the Affordable Care Act impose severe penalties for the knowing and improper retention of identified overpayments collected from governmental payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or its contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny.
Violations of The Ethics in Patient Referrals Act, commonly known as the Stark Law, can also form the basis for False Claims Act liability. The Stark Law generally prohibits a physician from referring a patient to an entity for certain designated health services payable by Medicare or Medicaid when the physician has a financial relationship with the entity, such as an investment interest or a medical directorship, unless an exception applies. While outpatient dialysis services and most drugs furnished by our NxStage Kidney Care dialysis centers are excluded from the Stark Law's prohibitions on self-referrals, certain outpatient prescription drugs furnished by those centers may be subject to the Stark Law.
The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. Several states have false claims laws that apply to all payors. including commercial insurance plans. Sanctions under these federal and state laws may include civil monetary penalties, and fines, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.
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
Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. However, many of the laws and regulations applicable to us are broad in scope and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Thus, it is possible that governmental entities or other third parties could interpret these laws differently or assert non-compliance with respect to one or more of our business operations and relationships. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If a claim were asserted against us for alleged non-compliance with fraud and abuse laws, false claims laws or other healthcare laws, and we were not to prevail, possible penalties and sanctions could have an adverse effect on our financial condition and ability to conduct our operations.
Privacy and Security
In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we learn patient names and addresses when we ship our System One supplies and related products to home hemodialysis patients. We may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Our home hemodialysis patients call our customer service representatives directly and during the call may disclose confidential patient health information. We also receive and maintain confidential patient health information in connection with the operation of our NxStage Kidney Care dialysis centers. U.S. federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information privacy, security and breach notification regulations under the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act (collectively, HIPAA). We are subject to HIPAA with regard to certain aspects of our business. In addition, many other state and federal laws regulate the use and disclosure of health information, including state medical privacy laws, state breach notification laws, and federal and state consumer protection laws. In many cases, these laws are not necessarily preempted by HIPAA, particularly if they afford greater protection to the individual than does HIPAA. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. Violations of HIPAA may result in penalties and enforcement actions by the Department of Health and Human Services Office for Civil Rights (OCR). OCR has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data security breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze, and transfer EU personal data. Moreover, the General Data Protection Regulation (GDPR), an EU-wide regulation that will be fully enforceable by May 25, 2018, will introduce new data protection requirements in the EU and substantial fines for violations of the data protection rules.
Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.
Reimbursement
Home and In-Center
Medicare regulations require that all Medicare ESRD patients requiring dialysis be under the care of a dialysis clinic, whether they are treated at home or in-clinic. We sell or rent our System One and sell our needles and blood tubing sets to dialysis clinics. These clinics, in turn, are reimbursed by Medicare, Medicaid and private insurers. According to the 2017 United States Renal Data Systems (USRDS) Annual Data Report, Medicare or Medicaid is the primary payor for approximately 83% of dialysis patients using hemodialysis and peritoneal dialysis. The report also indicates that approximately 5% of patients are covered by commercial insurance with Medicare as the secondary payor, with the remaining 12% of patients classified by the USRDS as “other” or “unknown.” Certain centers have indicated that more frequent home hemodialysis therapy with the System One attracts a higher percentage of commercial insurance patients than other forms of dialysis.
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
As a result of legislation passed by the U.S. Congress more than 30 years ago, Medicare provides broad and well established reimbursement in the U.S. for ESRD. Effective January 1, 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all renal dialysis services and home dialysis and includes certain drugs (including erythropoiesis stimulating agents, iron and Vitamin D). The prospective payment system replaced the former system, which paid facilities a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. With a vast majority of U.S. ESRD patients covered by Medicare, the Medicare reimbursement rate is an important factor in a potential customer’s decision to use the System One or our other products and limits the fees for which we can sell or rent our products. Additionally, current CMS rules limit the number of hemodialysis treatments paid for by Medicare to three times a week, unless there is medical justification provided by the dialysis facility based on information from the patient’s physician for additional treatments. Because the home setting provides the most practical and economic setting for the implementation of alternative therapy delivery models that have been well-documented to offer significant clinical and quality of life benefits, most patients using the System One in the home have been prescribed to receive more than three treatments per week. To the extent that Medicare contractors determine they will not pay for additional treatments, adoption of the System One would likely be impaired and revenues from our NxStage Kidney Care dialysis centers likely would be reduced.
Medicare has been consolidating the Medicare contractors that process and pay Medicare claims. Accordingly, there have been and may continue to be changes in the contractors that determine medical justification for dialysis treatments. This change in the reviewing entity for Medicare claims could lead to a change in whether a customer receives Medicare reimbursement for additional treatments. If an adverse change to historical payment practices occurs, adoption of our System One for home hemodialysis may be impaired and revenues from our NxStage Kidney Care dialysis centers likely would be reduced.
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
Our Employees
As of December 31, 2017, we had approximately 3,800 employees, including full-time, part-time and temporary employees. From time to time we also employ independent contractors to support our engineering, marketing, sales, clinical and administrative organizations. Most of our employees are involved in the manufacture of our products and are employed outside of the U.S., with the significant majority employed in Mexico.
Corporate Information
We were incorporated in Delaware in 1998 under the name QB Medical, Inc., and later changed our name to NxStage Medical, Inc. Our principal executive offices are located at 350 Merrimack Street, Lawrence, Massachusetts 01843.
Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.nxstage.com) under the “Investor Relations” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report.
Executive Officers
Our executive officers as of February 16, 2018 were as follows:
Jeffrey H. Burbank, 55, is our Chief Executive Officer and a member of our Board of Directors and has served in these positions since he founded the company in December 1998. Mr. Burbank has over 30 years of in-depth management experience with companies developing, marketing and manufacturing products for ESRD patients. He has led NxStage since its inception, guiding it through all of its developmental phases to the successful initiation and rapid growth of commercial activities, its initial public offering, the acquisition of Medisystems Corporation, the evolution of the product line, and into services. Prior to founding NxStage, Mr. Burbank co-founded Vasca, Inc., a company providing innovative implantable access devices, where he was the President and Chief Executive Officer, as well as Chairman of the Board. He gained significant renal industry experience during his nine years in the Renal Division at Gambro, Inc., a medical technology company, with his last position as Director of Marketing and Advanced Technologies. During his career he has been an inventor on over 50 U.S. patents for medical devices. Mr. Burbank received his BS in Industrial Engineering from Lehigh University.
Winifred L. Swan, 53, is our Senior Vice President and General Counsel and has served in these positions since January 2005. Before that, she served as our Vice President and General Counsel since November 2000. Ms. Swan has over 20 years of legal expertise in medical devices. Prior to joining NxStage, Ms. Swan was Senior Corporate Counsel at Boston Scientific Corporation, a medical device company, where she focused on mergers and acquisitions and business development transactions. Before that, she was an associate at Goodwin Procter LLP, a law firm, specializing in corporate and securities law. Prior to law school, Ms. Swan served as a financial analyst in the Capital Markets Group of Merrill Lynch, a financial management and advisory company. Ms. Swan received a BA in Economics and Public Policy from Duke University and her JD from the University of Pennsylvania.
Matthew W. Towse, 55, is our Senior Vice President, Chief Financial Officer and Treasurer and has served in these positions since July 2013. He has also served as our Chief Accounting Officer since January 2015. Mr. Towse has over 25 years of experience in global financial management with both public and private companies across multiple industries. Prior to joining NxStage, he served as Vice President and Chief Financial Officer of Vette Corp., a venture-capital backed global design, engineering and manufacturing technology company from 2006 until its acquisition by a strategic buyer in April 2012. From 2003 to 2005, he served as Senior Vice President and Chief Financial Officer of Fairchild Semiconductor International, Inc. Previously, Mr. Towse served as Fairchild’s Vice President and Corporate Treasurer from 1997 to 2003, and held various financial positions with National Semiconductor from 1991 to 1997 before becoming part of the team that spunoff Fairchild from National. Earlier in his career, Mr. Towse was an audit manager with Ernst & Young LLP, an auditing firm, and most recently, he served as an Interim Chief Financial Officer with Tatum, LLC, an executive services firm. Mr. Towse is a Certified Public Accountant and received his BBA from the University of Notre Dame.
Joseph E. Turk, Jr., 50, is our President and has served in this position since November 2013. Before that, Mr. Turk served as our President of North American Operations from December 2010 to November 2013, Senior Vice President, Commercial Operations from January 2005 to December 2010 and Vice President, Sales and Marketing from May 2000 to January 2005. Mr. Turk brings a strong strategy and market development background to NxStage. Prior to joining NxStage, he served as Director of New Business Development at Boston Scientific Corporation, a medical device company. Before that, he was one of the leaders of the Midwest Health Care and Biotechnology Practice of McKinsey & Company, a management consulting firm, as a Senior Engagement Manager in the firm's Chicago office. Mr. Turk received an AB in Economics from Wabash College and his MBA in Marketing and Finance from Northwestern University's J.L. Kellogg School.

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
Medicare regulations that, directly or indirectly, have a disproportionate impact on home hemodialysis therapy may limit patient access to our home hemodialysis products. In 2011, the Centers for Medicare and Medicaid Services implemented a prospective payment system for dialysis treatment. Under this prospective payment system, the Centers for Medicare and Medicaid Services generally makes a single bundled payment to the dialysis center for each dialysis treatment that covers all renal dialysis services, inclusive of home dialysis and most drugs frequently administered to dialysis patients. This payment system replaced the former system which paid centers a composite rate for a defined set of items and services, while paying separately for drugs, laboratory tests, and other services that were not included in the composite rate. A stated goal of the new prospective payment system was to encourage home dialysis. To date, this reimbursement structure has not had a positive impact on the adoption of home or more frequent hemodialysis or the price of our products. However, the prospective payment system has had a significant positive impact on the adoption of peritoneal dialysis as evidenced by the significantly increased rates of training for peritoneal dialysis. We believe this increased focus on peritoneal dialysis growth and peritoneal dialysis training has been to the detriment of home hemodialysis training rates, as home training resources, including home training nurses in particular, have been more devoted to peritoneal dialysis training, leaving less time for home hemodialysis training.
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
Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case-by-case basis. Recently, however, seven Medicare contractors have issued proposed local coverage determinations setting forth a limited set of medical conditions that would constitute medical justification for more frequent hemodialysis in their respective jurisdictions. The proposed local coverage determinations are nearly identical across Medicare contractors and would cover approximately 90% of existing dialysis units. We believe the proposed local coverage determinations are inconsistent with long-standing Medicare policy, including that reiterated in recent Medicare payment rules, current clinical literature and locally accepted standards of care. In partnership with other provider, patient, and professional organizations, we have been actively engaged in the comment process for the proposed local coverage determinations. We timely submitted our comment letters, which were due on various dates during November and December 2017. If the proposed local coverage determinations were adopted in their current form, they would adversely affect our business, financial condition and results of operation by significantly restricting patient access to home and more frequent hemodialysis.
Measures to reduce healthcare costs may hurt our business.
Our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis treatments. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the System One or our other products and limits the prices we may charge for our products. The Centers for Medicare and Medicaid Services issued the 2018 final rule for the end-stage renal disease prospective payment system, which increased the base reimbursement rate by less than 1% over 2017 rates. Commercial insurance payors may also exert downward pressure on payment rates for dialysis services. A reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs.
In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the availability of and reimbursement for healthcare services. For example, in 2010, comprehensive U.S. health care reform legislation was passed imposing a 2.3% excise tax on domestic sales of certain medical devices, including our products. This tax was suspended for 2016 and 2017, and, as part of the Tax Reform, the tax was again suspended for two years, beginning in January 2018. The tax will continue to have a negative impact when it is imposed again starting in 2020 unless permanently suspended or repealed. Rising healthcare costs have also led many European and other foreign countries to adopt healthcare reform proposals and medical cost containment measures, including government-imposed industry-wide price reductions, mandatory pricing systems, reference pricing systems, and payors limiting access to treatments based on cost-benefit analysis. Any of these measures, including the uncertainty in the medical community regarding their nature and effect, could have an adverse effect on our customers’ purchasing decisions regarding our products and treatments, as well as limit the prices we may charge for our products.
We sell a limited number of products.
We derive most of our revenues from sales of the System One and the related products used with the System One, with the remainder of our revenues largely coming from sales of a few key disposable products, including blood tubing sets and needles. Although we are working on initiatives that should diversify our future revenues, our present business continues to be exposed to risks that are concentrated in a small number of products. As a result, any event that adversely affects these products or the markets for these products could adversely affect our business, financial condition and results of operation.
Our relationships with DaVita and Fresenius are important to our business.
DaVita and Fresenius collectively provide treatment to over two-thirds of U.S. dialysis patients and are our two largest customers. Sales to them have driven a large portion of our historical revenue growth. Any adverse change in either customer's ordering or clinical practices, including in response to the establishment of our NxStage Kidney Care dialysis centers or the pendency of our Merger with Fresenius, would have an adverse impact on our revenues. In addition, these large dialysis providers have significant purchasing power, and we may be required to grant them favorable pricing and other terms for our products that reduce our gross margins and have an adverse effect on our operating results.
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
Since inception, we have incurred negative operating margins and losses every quarter. Currently, we have a significant accumulated deficit. We continue to invest in our operations, in particular with respect to research and development, to drive future growth. Accordingly, we cannot ensure the timing, extent or sustainability of our future profitability.
Our NxStage Kidney Care dialysis centers introduce significant new risks to our business.
As health care providers and participants in federal health care programs, our NxStage Kidney Care dialysis centers must comply with complex regulations that are, in some instances, relatively new to our business, including:

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
Physician joint ventures for the ownership and operation of dialysis centers is a common business structure within the dialysis services industry and are designed to improve the quality of care while managing healthcare costs by sharing clinical expertise, management experience and industry knowledge in an efficient manner. A few of our NxStage Kidney Care dialysis centers are structured as joint ventures in which physicians hold an interest. These physician owners may also provide medical director services and refer patients to our dialysis centers. There historically has been significant governmental scrutiny of joint ventures and other financial arrangements with physicians and physician groups. Although we seek to structure and operate our joint ventures in compliance with all regulatory requirements, the applicable laws are broadly written and it is often difficult to determine precisely how these laws will be applied in specific circumstances. Regulatory authorities may challenge our joint ventures or our operation of joint ventures on the grounds that they are intended to induce patient referrals and, if successful, may require that we restructure or terminate our joint ventures, repay to Medicare amounts received by the centers pursuant to any prohibited referrals, and incur the sorts of penalties or sanctions described in the preceding paragraph.
Our NxStage Kidney Care dialysis centers must maintain enrollment in the Medicare program in order to bill and receive payment for dialysis services provided to patients covered by Medicare and certain private insurers. Medicare enrollment requires, among other things, that a center successfully complete a certification process conducted by individual state agencies on behalf of the Centers for Medicare and Medicaid Services and that certification requirements be met on an ongoing basis. Our NxStage Kidney Care dialysis centers may be unable to obtain Medicare certification in a timely manner, if at all, or could lose certification upon resurvey if they are found to not meet applicable requirements. Our NxStage Kidney Care dialysis centers have provided us with valuable experience to better meet and anticipate the needs of both our customers and patients, while optimizing our product technology. Our customers may, however, perceive these centers to be directly competing with their business which could, and may have already, negatively impact product sales.
We face competition from many sources.
The dialysis therapy industry is highly dynamic and we face competition from many sources, including those that are listed in the section of this Annual Report entitled “Business - Our Competition.” Our competitors may have significant competitive advantages by:

•	offering products and services that are more widely recognized by physicians, patients and providers;

•	offering broader product lines which enable them to offer customers a single source for multiple products;

•	having significantly more financial and human resources, more established service and customer support infrastructures and spending more on product development and marketing;

•	having more established sales forces and distribution channels; and

•
having more established relationships with the providers of dialysis therapy, including DaVita and Fresenius which may at any time reduce their promotion of our dialysis products to their dialysis patients.

Further consolidation within the highly competitive dialysis industry may exacerbate these risks.
Our in-center business is increasingly subject to pricing and other competitive pressures within the highly consolidated U.S. dialysis services industry. A meaningful portion of that business was lost when our needle purchase agreement with DaVita expired in December 2014 and we experienced reduced demand for our blood tubing sets from Baxter during 2016 and 2017. While we believe our in-center products offer benefits over competing products, our customers often regard blood tubing sets and needles as commodities and we are vulnerable to large changes in purchasing patterns for these products. Unless we can successfully demonstrate to customers the differentiating features of our blood tubing sets and needles, we may continue to be susceptible to pressures to reduce our product pricing and more vulnerable to reduction in sales of our blood tubing sets and needles.
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
The development of viable medical, pharmacological and technological advances in treating or preventing kidney failure may also limit the opportunity for our products and services. While kidney transplantation is the treatment of choice for most patients with end-stage renal disease, it is not currently a viable treatment for most patients due to the limited number of donor kidneys, the high incidence of kidney transplant rejection and the higher surgical risk associated with older patients. This may change, however, with the development of new medications designed to reduce the incidence of kidney transplant rejection, progress in using kidneys harvested from genetically engineered animals as a source of transplants, and other advances in kidney transplantation.
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
Our future growth requires that we develop and commercialize new products in a timely manner to address changing industry requirements. Otherwise, we may lose revenues to our competitors, which may be difficult to regain. Developing innovative products and bringing them to market requires significant investment without assurance of success. In addition, this is a highly costly, lengthy and uncertain process, and we may experience delays in developing or commercializing new products. Our efforts may not produce commercially viable products due to the many technological, regulatory, operational and other risks associated with product development, including:

•	the new product may not perform as intended or may have safety concerns;

•
the costs associated with obtaining regulatory approval or in satisfying applicable regulatory requirements may be prohibitive and, even in markets where these costs are not prohibitive, the associated efforts may significantly lengthen projected timelines for new product introduction;

•	the FDA and other regulatory authorities may not approve the new product or the facilities in which it is manufactured in a timely manner or at all;

•	payors may not reimburse the new product sufficiently or at all;

•	competing products may be safer, more effective or easier to use; and

•	we may be unable to manufacture sufficient quantities of the new product for development or commercialization activities in a timely and cost-effective manner.
General economic and financial market conditions may exacerbate our business risks.
Global macro-economic conditions and the world's financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff. As a result, they may choose to pay for System One equipment on a monthly basis versus upfront, which may reduce our cash flows, and have fewer personnel available to train new patients for home hemodialysis. Our international business is particularly vulnerable to global macro economic conditions. Furthermore, unfavorable changes in foreign exchange rates versus the U.S. dollar could increase our product costs, thus reducing our gross profit, or render our products overly expensive, thus reducing our revenues.
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
In the course of evaluating growth opportunities, we may acquire or develop businesses, technologies or products, as we did in 2007 with the acquisition of Medisystems and in 2013 with the introduction of our NxStage Kidney Care dialysis centers. We may also devote resources to potential acquisitions that are never completed or may fail to realize the anticipated benefits of such efforts. There are substantial risks and uncertainties associated with any growth or change in business lines or strategy that may prevent us from realizing the anticipated benefits of such opportunities or adversely affect our business, financial condition and results of operation, including:

•	need for significant investment without assurance of success;

•	potential disruption of our ongoing business;

•	need for involvement of senior management to develop the acquired businesses, technologies or products, which will take away from the time they ordinarily spend on the remainder of our business;

•	entry into markets or types of businesses in which we have limited experience;

•	impairment of relationships with key partners, customers or suppliers of ours or any acquired business;

•	addition of new complex compliance obligations;

•	difficulty in managing geographically remote units both in the U.S. and internationally;

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
Substantially all of our manufacturing is done outside the U.S. We operate manufacturing facilities in Germany, Italy and Mexico, and purchase components, products and supplies from foreign vendors. We also sell our products internationally, and are increasing our presence in international markets. We are subject to a number of risks and challenges that specifically relate to these international operations, including:

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
These risks and uncertainties may adversely impact our international growth strategy in these markets and overall operating profits. Risks associated with our international operations may increase where we sell our products and services directly rather than through distributors, as we do in the UK and Canada.
During June 2016, the referendum by UK voters to exit the EU (Brexit) adversely impacted global markets and resulted in a sharp decline of the British pound sterling against our reporting currency, the US dollar. Continued volatility in or devaluation of the British pound sterling may adversely affect our results of operations by reducing our reported international sales and earnings and causing our UK customers to reduce their investment in healthcare. The further impact of Brexit on our international business will depend on any agreements the UK makes to retain access to EU markets. Although it is unknown what the terms of the UK’s future relationship with the EU will be, the imposition of greater restrictions on imports and exports between the UK and EU countries and an increase in regulatory complexity could adversely affect our relationships with our customers, suppliers and employees in the UK.

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
Distributors may sell products that compete with our products, and we may be unable to motivate them to focus their efforts on selling our products. The trend toward consolidation among distributors may yield greater purchasing leverage, which may increase the pricing pressures facing our business. If our distributors fail to comply with applicable laws in the sale and marketing of our products or fulfill any other responsibilities they may have, our revenues may decline and we may become involved in legal proceedings. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Moving any of this business to other distributors would involve switching costs in the near-term that may be material relative to the value of the business involved.
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
We need regulatory approvals to market new products and, in some cases, modifications to existing marketed products. Regulatory approval pathways for medical products are complex, time consuming and difficult to define, and they may become more onerous through additional regulation. We may be unable to obtain the necessary approvals to market our new products and modifications to marketed products in a timely manner, if at all. Additionally, the costs and timelines associated with obtaining the necessary approvals for new products may be prohibitive.
Foreign markets are challenging as the regulatory approval procedure varies from country to country and requires that we comply with numerous regulatory requirements that differ from the FDA approval process and are not superseded by obtaining approval from the FDA or another country's regulatory authority. As regulatory requirements in the U.S. and internationally become increasingly more stringent, it may become more difficult, time consuming and costly for us to obtain future approvals for our products and expand into new markets.
In certain foreign markets, some of our products are regulated differently than they are in the United States, which has required us to demonstrate compliance with different regulations and has increased the cost of obtaining applicable regulatory approvals. As we introduce new products into foreign markets, new and complex regulations may impose additional approval, manufacturing, surveillance and reporting requirements for our products, beyond those we already have experience complying with. Compliance with these additional requirements may increase our costs of doing business in new foreign markets and delay or prevent our entry into such markets.
Following marketing approval, we must comply with numerous ongoing regulatory requirements, industry codes of conduct and consensus standards, including those described in the section of this Annual Report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions
•customer notifications for repair, replacement, refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
•operating restrictions;
•withdrawing 510(k) clearances on PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
Such enforcement measures would require unanticipated expenditures to address or defend such actions and may adversely affect our business, financial condition and results of operation.

New regulations, codes and standards are periodically adopted which may require us to change our existing product technologies, operating procedures or marketing practices in order to continue selling our products. For example, the EU regulatory bodies recently finalized new medical device regulations, which will take effect in 2020 after a three year transition period. These new regulations change several aspects of the existing regulatory framework, including requiring stricter regulation of notified bodies by national authorities and imposing more stringent post-market surveillance obligations. We face greater uncertainty as these stricter and more complex regulations are implemented and enforced in the coming years. In addition, regulatory authorities have been increasingly aggressive in their enforcement activities and scrutiny of medical device and healthcare companies. Any of these factors may expose us to increased compliance costs and the assessment of significant fines, as well as risks that we may be unable to satisfy the new regulations, codes or standards, or more expansive interpretations of existing regulations, and have to suspend, curtail or otherwise modify our selling and marketing efforts and other aspects of our operations.
Modifications to our marketed products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. Where we determine that modifications to our products require a new 510(k) clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EU, we must notify our EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.
        It is important to our business that we build a pipeline of product offerings that address limitations of current dialysis and disposable products. As such, our success will depend in part on our ability to develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products for any number of reasons, including due to the cost associated with certain regulatory approval requirements, or these products may not be accepted by physicians or users.
       The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to, among others:

•	identify and anticipate physician and patient needs properly;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	comply fully with FDA and foreign regulations on marketing of new products or modified products; and

•	provide adequate training to potential users of our products.
        If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
Our products may be recalled from the market.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. From time to time we have chosen to voluntarily recall certain products that we believed were mislabeled or otherwise defective. We also may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.
If we or our suppliers fail to comply with ongoing FDA or foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain approval or clearance, and the manufacturing processes, reporting requirements, post-market clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers are required to comply with the Quality System Requirements (QSR). The QSR covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If we, or our manufacturers, fail to adhere to QSR requirements in the U.S. or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
For example, the policies of the new administration and their impact on the regulation of our products in the U.S. remain uncertain.  The outcome of the 2016 election and the forthcoming 2018 mid-term elections could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products.  Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
We need to protect the privacy of patient health and other personal information.

In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of this Annual Report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and adversely impact our business, financial condition and results of operations.
We must comply with fraud and abuse laws.
Various federal and state laws, as well as the laws of foreign countries, prohibit payments to induce the referral, purchase, order or use of healthcare products or services and require medical device companies to monitor and report certain payments to health care professionals. These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with dialysis providers, hospitals, physicians or other potential purchasers or users, including patients, of medical devices and services. They also impose additional administrative and compliance burdens on us. In particular, these laws influence, among other things, how we structure our sales and rental offerings, including discount practices, customer support, education and training programs and physician consulting and other service arrangements. For our NxStage Kidney Care dialysis centers, they also affect our arrangements with any joint venture partners in a position to refer patients, our medical directors and our patient billing and collection practices. If we were to offer or pay inappropriate inducements for the purchase, order or use of our products or services, or for the referral of patients to our NxStage Kidney Care dialysis centers, we could be subject to claims under various healthcare fraud and abuse laws, including the federal healthcare program Anti-Kickback Statute, the Federal False Claims Act, the Medicare and Medicaid beneficiary inducement prohibition or similar state laws. If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws. A shifting and diverse regulatory environment increases the associated compliance risks since different jurisdictions may have different reporting requirements.
Other federal and state laws, as well as the laws of foreign countries, generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to government or commercial payors that are false or fraudulent, or for items or services that were not provided as claimed. Medical device manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. In addition, our NxStage Kidney Care dialysis centers are directly subject to these laws with respect to the reimbursement claims they file with government or commercial payors. Potential false or fraudulent claim risk can arise from promoting and billing for services the government or other third party payers deem excessive or not medically necessary, as well as from other billing improprieties and from failure to timely return any identified overpayments. We attempt to ensure that billing by our NxStage Kidney Care dialysis centers is proper and that physicians who order NxStage Kidney Care dialysis services document medical need for patients for whom more frequent than thrice weekly therapy is ordered. Nevertheless, the government may not regard any billing errors that may be made as inadvertent and may examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy. Likewise, our financial relationships with customers, physicians, patients or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial and, raise the possibility of exclusion from participation in government health care programs, potentially crippling to the line of business involved. Moreover, any investigation into our practices could cause adverse publicity and require a costly and time consuming response.
Foreign governments tend to impose strict price controls.
We market the System One and certain of our other products internationally. In some foreign countries, particularly in the EU, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after a device has been CE marked. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products outside of the U.S., which would negatively affect the long-term growth of our business. Furthermore, reimbursement provided for our products in other jurisdictions could change, positively or negatively. If reimbursements were to be negatively changed, such as in the UK or Canada where we sell our products directly, our ability to profitably sell our products could be impaired.
We must comply with import and export laws and regulations.
We import disposable medical supplies into the U.S. from our manufacturing facilities and vendors located outside the U.S. We have manufacturing facilities in Mexico, Germany and Italy and export various components and assemblies related to those operations. To a lesser but increasing degree, we also export finished goods from the U.S. to foreign countries. The import and export of these items are subject to extensive and complex laws and regulations. If we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption in our ability to deliver product. The U.S. federal government has called for substantial changes to trade policies which may include changes to existing trade agreements, including but not limited to the North American Free Trade Agreement. Changes to capital and exchange controls, expropriation or other restrictive government actions could adversely affect our business. We also are subject to changes in tax and tariff regulations abroad that could increase our costs and reduce our margins. If there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol tariff classifications that apply to our products such that our products would be subject to duties, our expenses could increase and our profitability may be negatively impacted.
We must comply with anti-bribery laws.
We are subject to the U.S. Foreign Corrupt Practices Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Through our international activities, we are also subject to the UK Anti-Bribery Act and other similar anti-bribery laws in other countries. While we have policies and procedures in place designed to promote compliance with such laws, our employees or other agents may nonetheless engage in prohibited conduct under these laws for which we or our executives might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have an adverse effect on our business, financial condition and results of operations.
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
Laboratorios PiSA supplies substantially all of our premixed dialysate. Our supply agreement with Laboratorios PiSA extends through December 2019. We have committed to purchase from Laboratorios PiSA a minimum quantity of premixed dialysate over the term of the agreement. While we purchase premixed dialysate from another qualified supplier, any significant disruption in Laboratorios PiSA’s ability to supply premixed dialysate to us would adversely impact our business, at least in the near term.

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
Finding alternative sources for these raw materials, components, finished goods and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long-term disruption in supply from any single source supplier could lead to supply delays or interruptions which would adversely impact our business, financial condition and results of operations and harm our reputation, at least in the near term.
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
While we have labor agreements with our production employees in Mexico and Italy, we may experience strikes, work stoppages, work slowdowns, high employee turnover, grievances, complaints, claims of unfair labor practices, other collective bargaining disputes or other labor disputes at our manufacturing facilities. Some of our key single-source suppliers also have labor agreements in place, but nonetheless may be subject to similar risks related to labor disputes. Any such activity likely would cause production delays and prevent us from delivering our production commitments to customers, which could adversely affect our business, financial condition and results of operations and harm our reputation.
Commodity and electronic component price increases may adversely affect our financial results.
Resin is a key material in the manufacture of our products, including the System One cartridge. We currently source resin from a small number of suppliers. Periods of rising prices for crude oil, natural gas and other petrochemical intermediates from which resin is produced can result in significant price increases for this material. Periods of rising resin prices may occur in the future. In addition, we believe electronic component demand is rising, which may cause lead times to increase and prices to rise, potentially impacting both delivery and cost.
Our contracts with customers restrict our ability to immediately pass on these price increases, and future pricing to customers may be insufficient to accommodate increasing material costs.  In addition, our overall cost reduction plans may not sufficiently offset the impact of increased material costs, which could result in declining margins and operating results.
We currently incur significant inbound and outbound distribution costs, which are dependent upon fuel prices. Increases in fuel prices could lead to increases in our distribution costs, which could impair our ability to achieve profitability.
Our business is dependent upon the security and uninterrupted operation of our information technology infrastructure.
We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information, including confidential patient health information, and to manage or support a variety of business processes and activities, including sales, billing, customer service, procurement and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Our information technology systems, some of which are managed by third-parties and are highly interconnected, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of installing, upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. In addition, these systems can require significant resources to ensure their continuous operation. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, we may be subject to remediation expenses, reputational harm, and litigation.
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
We have filed numerous patent applications seeking protection of products and other inventions originating from our research and development. Our patent applications may not result in issued patents, and any patents that are issued may not provide meaningful protection against competitors or competitive technologies.
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
Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial financial costs and harm to our reputation. Such claims and proceedings can also divert management and key personnel from other tasks important to the success of the business. In addition, intellectual property litigation or claims could require us to:

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

Disclosure of trade secrets and other confidential information may harm our business.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, advisors and others. These agreements may not effectively prevent disclosure of confidential information and trade secrets and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or trade secrets. In addition, others may independently discover or reverse engineer trade secrets and confidential information, and in such cases we may be unable to assert any trade secret rights against such party. Others also may be able to obtain patent protection covering trade secrets and prevent us from practicing those trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.
Many of our employees have worked at other medical device companies focused on the development of dialysis products, including our competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other confidential information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be enjoined from manufacturing or selling products. Even if we are successful in defending against these claims, litigation could result in substantial financial costs and harm to our reputation and be a distraction to management and other key employees.
Risks Related to our Common Stock
Our stock price may fluctuate significantly.
Our current stock price may reflect a market assumption that our proposed Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock. Historically, there have been periods of volatility in the market price of our common stock, and if they were to recur could delay or prevent you from selling your common stock at or above the price you paid for it. Some of the factors that may have caused the market price of our common stock to fluctuate include:

•	timing of commercial launch and acceptance of our products;

•	timing of achieving profitability from operations;

•	changes in estimates of our financial results or recommendations by securities analysts or the failure to meet or exceed securities analysts' expectations;

•	actual or anticipated variations in our quarterly operating results;

•	future debt or equity financings;

•	developments or disputes with key vendors or customers, or adverse changes to the purchasing patterns of key customers and distributors;

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
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock. Periods of volatility in the market price of our securities may engender class action securities litigation against us. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could adversely affect our business, financial condition and results of operations and harm our reputation.
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
The consummation of our proposed acquisition (the Merger) by Fresenius Medical Care Holdings, Inc. (Fresenius) remains conditioned, among other things, on: (i) the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal, (ii) receipt of regulatory approval under the HSR Act or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act, and (iii) other customary closing conditions.
We cannot predict whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Finally, disruptions to our business resulting from the pendency of the proposed Merger, including adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Merger.
Our stock price may also fluctuate significantly based on announcements by Fresenius and other third parties or us regarding the Merger or based on market perceptions of the likelihood of us satisfying the closing conditions related to the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price. Any of these events could adversely affect our business, financial condition and results of operations and could cause a decline in the price of our common stock.
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
One of the conditions to consummation of the proposed Merger is receipt of regulatory approval under the HSR Act, or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act. There can be no assurance that such regulatory approval to consummate the proposed Merger will be obtained. If such regulatory approval is obtained, there can be no assurance as to the timing of such approval, our ability to obtain the approval on satisfactory terms or in the absence of any litigation challenging such approval. In October 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the Federal Trade Commission. The effect of the Second Request is generally to extend the waiting period imposed by the HSR Act until after Fresenius and we have substantially complied with the Second Request. In addition, compliance with the Second Request is expected to add to our costs associated with working to close the proposed Merger and divert additional management time and attention from operating our business.
At any time before or after the consummation of the proposed Merger (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Merger and seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Merger does not receive, or timely receive, the required regulatory approval and clearance, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may adversely affect our business, financial condition and results of operations, as well as the price per share for our common stock, at least in the near term.
While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the proposed Merger is consummated, the proposed Merger may have an adverse effect on our business and financial results. The pendency of the Merger diverts management's attention and our resources from ongoing business and operations. Our employees and other key personnel have uncertainties about the effect of the proposed Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Merger is pending or if it fails to close. While the proposed Merger is pending, we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may adversely affect our business, financial condition and results of operations. Furthermore, actions by our suppliers, customers and other business partners in response to the proposed Merger may be adversely impacting our sales, financial condition and results of operations.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger and restricts us from taking certain actions with respect to our business and financial affairs, if outside the ordinary course of our business, without Fresenius’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the Merger could adversely affect our business, financial condition and results of operations.
The proposed Merger may impair our ability to attract and retain qualified employees.
Although, to date, the proposed Merger has not adversely impacted our ability to attract and retain qualified employees, as the period of time following the signing of the Merger Agreement continues to increase, our ability to continue to attract and retain qualified employees could be impaired. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after closing, our business and results of operations may be adversely affected.

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
We have a 36,300 square foot manufacturing facility in Modena, Italy, a majority of which we own with the remainder subject to leases that begin to expire in 2018, subject to renewal upon written notification. This facility supports our System One and In-Center segments.
We have a 12,369 square foot manufacturing and research and development facility in Rosdorf, Germany under a lease that expires in December 2018 and is subject to annual renewals. This facility principally supports our System One segment.

We operate a 50,110 square foot manufacturing facility owned by Asahi in Goettingen, Germany where we manufacturer products for our System One segment and for sale to Asahi.
We lease clinical and office space for our NxStage Kidney Care business under leases that expire between 2018 and 2028, subject to renewal upon written notification. Our facilities range in size from approximately 1,400 to 12,600 square feet, with an average size of approximately 6,000 square feet.
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

	High	Low

2017
First Quarter	$29.99	$25.04
Second Quarter	$30.80	$20.45
Third Quarter	$29.93	$22.74
Fourth Quarter	$28.00	$23.94
2016
First Quarter	$21.79	$13.49
Second Quarter	$21.69	$14.23
Third Quarter	$26.07	$21.35
Fourth Quarter	$26.83	$21.11
Holders
As of February 8, 2018, there were approximately 42 holders of record of our common stock.
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

Comparative Stock Performance Graph
The graph below compares the five-year cumulative total stockholder return on our common stock, the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which we refer to as the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index assuming the investment of $100.00 on December 31, 2012 with dividends being reinvested. Measurement points are the last trading days of each quarter during such five-year period.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected statements of comprehensive loss data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 set forth below have been derived from the audited consolidated financial statements for such years included in prior Annual Reports on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Comprehensive Loss Data:
Revenues	$393,941	$366,378	$336,123	$301,501	$263,429
Cost of revenues	225,653	214,393	204,652	185,598	160,926
Gross profit	168,288	151,985	131,471	115,903	102,503
Operating expenses:
Selling and marketing	68,234	63,878	58,528	55,385	47,842
Research and development	39,608	31,032	26,237	22,635	18,887
Distribution	32,484	28,579	26,211	26,001	21,246
General and administrative	41,813	32,781	35,124	34,069	32,326
Total operating expenses	182,139	156,270	146,100	138,090	120,301
Loss from operations	(13,851)	(4,285)	(14,629)	(22,187)	(17,798)
Other expense, net	(1,619)	(1,930)	(554)	(873)	(1,008)
Net loss before income taxes	(15,470)	(6,215)	(15,183)	(23,060)	(18,806)
(Benefit from) provision for income taxes	(145)	1,102	1,077	1,253	(245)
Net loss	(15,325)	(7,317)	(16,260)	(24,313)	(18,561)
Less: Net loss attributable to noncontrolling interests	(1,333)	(2,546)	(918)	(367)	—
Net loss attributable to stockholders of NxStage Medical, Inc.	$(13,992)	$(4,771)	$(15,342)	$(23,946)	$(18,561)
Add: Accretion to redemption value of noncontrolling interests	(481)	—	—	—	—
Net loss attributable to common stockholders	$(14,473)	$(4,771)	$(15,342)	$(23,946)	$(18,561)

Net loss per share, basic and diluted	$(0.22)	$(0.07)	$(0.24)	$(0.39)	$(0.31)
Weighted-average shares outstanding, basic and diluted	65,856	64,520	63,384	61,700	60,261

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$64,928	$59,632	$59,065	$52,884	$84,134
Working capital	105,944	95,639	86,163	84,395	108,513
Total assets	325,629	317,207	306,874	309,726	306,962
Long-term liabilities	65,218	65,874	70,393	73,415	74,594
Accumulated deficit	(421,593)	(407,601)	(402,830)	(387,488)	(363,542)
Total stockholders’ equity	$213,146	$202,023	$193,520	$191,555	$194,761

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The results of our operations are included in three separately reportable segments, System One, In-Center, and Services. Other business activities relates to the manufacturing of dialyzers for sale to Asahi, and research and development and general and administrative expenses that are excluded from the segment operating performance measures. We refer to our System One segment, In-Center segment, and Other category as our products business. In the System One segment we derive our revenues from sales of the System One and PureFlow SL dialysate preparation equipment and sales of disposable products in the home and critical care markets. Sales of our System One and related products to our NxStage Kidney Care dialysis centers are included in System One segment home market revenues, which are then eliminated upon consolidation. Home is devoted to the treatment of ESRD patients in the home or a home-like setting, while critical care is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. In the In-Center segment, we derive our revenues from the sale of blood tubing sets and needles for hemodialysis primarily for the treatment of ESRD patients at dialysis centers, and needles for apheresis. Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers.
On August 7, 2017, we entered into a definitive Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K and Note 1 the accompanying financial statements included in Part II, Item 8 to this Annual Report on Form 10-K for additional information. We incurred $6.5 million during 2017 for professional service fees and costs related to the performance based restricted stock unit awards being deemed earned pursuant to the terms of the Merger Agreement. The majority of these expenses have been recorded as general and administrative costs in our consolidated statement of comprehensive loss.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Twelve Months Ended December 31,
	2017	2016	2015
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$379,464	$359,127	$332,845
Gross profit	$183,225	$169,389	$146,188
Gross margin percentage	48%	47%	44%
Income (Loss) from operations	$9,851	$22,695	$9,197
Services Segment
Revenues	$19,539	$14,781	$6,412
Gross profit	$(14,937)	$(16,657)	$(14,717)
Gross margin percentage	n/a	n/a	n/a
Loss from operations	$(23,702)	$(26,233)	$(23,826)
Eliminations
Elimination of intersegment revenues	$(5,062)	$(7,530)	$(3,134)
Elimination of intersegment gross profit	$—	$(747)	$—
Total Company
Revenues	$393,941	$366,378	$336,123
Gross profit	$168,288	$151,985	$131,471
Gross margin percentage	43%	41%	39%
Loss from operations	$(13,851)	$(4,285)	$(14,629)
For several years, we have focused on operating and financial improvements. During 2017 and 2016, these efforts resulted in revenues increasing by 8% to $393.9 million and by 9% to $366.4 million, respectively, versus prior years, with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2018 and beyond within our products business. At the same time, we expect operating losses in our Services segment to have a negative impact, along with costs related to the proposed Merger, on our total operating performance in the near term.
Statement of Comprehensive Loss Components
Revenues

In the System One segment we derive our revenues from sales of equipment and sales of disposable products in the home and critical care markets. In the home market, we sell the System One and PureFlow SL equipment to dialysis center customers who pay up front, or make monthly rental payments. Our customers, then purchase the related disposable products based on a specific patient prescription. In the critical care market, we sell or rent the System One and sell related disposables to hospital customers. In the In-Center segment, we derive our revenues from the sale of needles and blood tubing sets. Nearly all of our sales in the In-Center segment are through supply and distribution contracts with distributors. Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers.
In the home market, the majority of our revenues are derived from recurring sales of disposable products. We recognize revenues from sales of equipment to dialysis center customers ratably over the expected service obligation period which is typically five to seven years. In the case of certain skilled nursing facility and in-center settings, revenues may be recognized over a one year period. For customers that rent the System One under our month-to-month rental program, we recognize revenue on a monthly basis. We recognize revenues related to the disposable products upon delivery. Over time, as more home patients are treated with the System One and more systems are placed in patient homes, we expect to derive a growing recurring revenue stream from the sale of related disposables.
Our contracts with dialysis centers in the home market for ESRD home dialysis patients generally include terms providing for the sale of disposable products to accommodate up to the number of prescribed treatments per month per patient and the sale of System One cyclers and, in most instances, our PureFlow SL equipment. These contracts typically have a term of one to seven years, and may be renewed on a month-to-month basis thereafter, subject to a 30-day termination notice. Under these contracts, if home hemodialysis is prescribed, supplies are shipped directly to patient homes and paid for by the treating dialysis center. We also include vacation delivery terms, providing for the shipment of products to a designated vacation destination for a specified number of vacation days. We derive a small amount of revenues from the sale of supplementary products and services such as equipment maintenance and service fees, ancillaries, reserve inventory and special deliveries.
In the critical care market, we recognize revenues upon delivery in accordance with contract terms. Our contracts with hospitals generally include terms providing for the sale of our System One equipment and disposables, although we also provide an equipment rental option. These contracts typically have a term of one year. We derive a small amount of revenues from the sale of one-, two- and three-year service contracts following the expiration of our standard one-year warranty period for System One equipment. To further support service in the critical care market, we have a bio-medical training program, whereby we train bio-medical engineers on how to service and repair certain aspects of the System One in the critical care market. Bio-medical training is typically provided under a two-year contract following the expiration of our standard one-year warranty period for System One equipment. As more System One equipment is placed within hospitals, we expect to continue to derive a growing recurring revenue stream from the sale of disposable cartridges and fluids as well as, to a much lesser degree, from service and bio-medical training contracts.
In the In-Center segment nearly all sales to end users are structured through supply and distribution contracts with several significant distributors; however, in many instances we have direct contractual relationships with our end user customers who purchase from these distributors. These contracts typically contain minimum volume commitments with negotiated pricing triggers at different volume tiers. Revenues are recognized upon delivery in accordance with contract terms.
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
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of December 31, 2017, we had $2.4 million reserved against trade accounts receivable for future distributor rebates and recorded $16.0 million, $14.0 million and $11.1 million during 2017, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates. For our In-Center segment, as of December 31, 2017, we had $2.4 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $7.2 million, $7.4 million, and $7.6 million during 2017, 2016 and 2015, respectively, as a reduction of revenues in connection with distributor rebates.
Cost of Revenues
Cost of revenues consists primarily of direct product costs, material and labor required to manufacture our products, service of System One equipment that we sell or rent to customers and manufacturing overhead. It also includes the cost of servicing, repairing and inspecting System One equipment prior to sale or during our service obligation period, where applicable, patient care costs at our NxStage Kidney Care dialysis centers and stock-based compensation for certain personnel. The cost of our products depends on several factors, including the efficiency of our manufacturing operations, the cost at which we can obtain labor and products from third-party suppliers, product reliability and related servicing costs and the design of our products.
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
Distribution.  Distribution expenses include the freight costs of delivering our products to our customers or our customers’ patients, depending on the segment and the specific agreements with our customers, salary, benefits and stock-based compensation for distribution personnel and the cost of any equipment lost or damaged in the distribution process. We use common carriers and freight companies to deliver our products and do not operate our own delivery service. Also included in this category are the expenses of shipping products pursuant to our service obligation or under warranty from customers back to our service center for repair and the related expense of shipping a replacement product to our customers or their patients.
General and Administrative.  General and administrative expenses consist primarily of salary, benefits and stock-based compensation for our executive management, legal and finance and accounting staff, fees of outside legal counsel, fees for our annual audit and tax services and general expenses to operate the business, including insurance and other corporate-related expenses. Also included in general and administrative expenses, beginning in 2013 through the end of 2015, are tax expenses incurred related to the medical device excise tax.
Comparison of Years Ended December 31, 2017 and 2016
Revenues
Our revenues for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
System One segment
Home	$224,265	57%	$208,586	57%
Critical Care	82,096	21%	75,337	21%
Total System One segment	306,361	78%	283,923	78%
In-Center segment	61,307	15%	63,038	17%
Other	11,796	3%	12,166	3%
Products subtotal	379,464	96%	359,127	98%
Services segment	19,539	5%	14,781	4%
Elimination of intersegment revenues	(5,062)	(1)%	(7,530)	(2)%
Total	$393,941	100%	$366,378	100%
Home product revenues increased $15.7 million, or 8%, for 2017 versus 2016, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally and contractual price improvements. These improvements were offset by lower equipment sales to NxStage Kidney Care as a result of completing the build out of our existing centers. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.

Critical Care product revenues increased $6.8 million, or 9%, for 2017 versus 2016, driven by higher sales of System One disposables and equipment. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues decreased $1.7 million, or 3%, for 2017 versus 2016. The overall decrease is attributable to decreased sales of our blood tubing sets, offset in part by increased needle sales. We expect In-Center segment revenues will increase modestly but may fluctuate due to inventory management policies at both our distributors and end users.
Other revenues for 2017 and 2016 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi are expected to decline in 2018 due to lower volume.
Service segment revenues for 2017 and 2016 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect Service segment revenues to increase modestly, but may fluctuate in the near term based on payor mix. Effective January 1, 2018, we adopted the new revenue recognition guidance under ASU No. 2014-9: “Revenue from Contracts with Customers” (ASC 606). We expect the adoption of ASC 606 will result in a change to the timing of revenue recognition for our Services segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. Please refer to Note 2 to the accompanying financial statements included in Part II, Item 8 to this Annual Report on Form 10-K for further discussion of the impact of our adoption of ASC 606.
Gross Profit (Loss)
Our gross profit (loss) for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
System One segment	$165,731	54%	$149,770	53%
In-Center segment	16,877	28%	18,115	29%
Subtotal	182,608	50%	167,885	48%
Other	617	n/a	1,504	n/a
Products subtotal	183,225	48%	169,389	47%
Services segment	(14,937)	n/a	(16,657)	n/a
Elimination of intersegment gross profit	—	n/a	(747)	n/a
Gross profit	$168,288	43%	$151,985	41%
Gross profit as a percentage of revenues for the System One segment improved versus 2016 primarily driven by contractual price improvements, currency exchange rates and product mix, offset in part by increased service costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations in order to offset potential increases in material costs and labor rates.
Gross profit as a percentage of revenues for the In-Center segment decreased versus 2016 driven primarily by changes in pricing offset by favorable currency exchange rates. We expect gross profit as a percentage of revenues will decrease as a result of competitive pricing pressures and changes in product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which have provided us with long term cost efficiencies through increased dialyzer production volumes. In 2016 we received reimbursements from Asahi for $0.7 million related to additional startup costs incurred in 2015 with the build out of the manufacturing facility in Germany which was recorded as a reduction of cost of revenues.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with continued support of our NxStage Kidney Care dialysis centers, many of which are not yet fully at scale; however, the margin percentage improved versus 2016 due to continued revenue growth. We expect the Services segment gross margin will continue to be negative in 2018.
In aggregate, we expect total company gross profit as a percentage of revenues will continue to be negatively impacted by projected losses from our Services segment in 2018.
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
System One segment	$52,243	17%	$47,969	17%
In-Center segment	7,226	12%	6,333	10%
Products subtotal	59,469	16%	54,302	15%
Services segment	8,765	n/a	9,576	n/a
Total Selling and marketing	$68,234	17%	$63,878	17%
Selling and marketing expenses increased $4.4 million, or 7%, for 2017 versus 2016 but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment increased due to increased personnel and personnel related costs, and increased further as a percentage of revenue primarily driven by lower revenues.
Selling and marketing expenses for our Services segment decreased $0.8 million, for 2017 versus 2016. The decrease was driven by decreased personnel and personnel related costs offset by severance and other post termination costs of $0.8 million during 2017.
In aggregate, we anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
Research and development	$39,608	10%	$31,032	8%
Research and development expenses increased $8.6 million, or 28% for 2017 versus 2016. The increase was primarily due to increased project related spending and increased personnel and personnel-related costs.
For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One and invest in our next-generation critical care and peritoneal dialysis systems to expand our product portfolio.
Distribution
Our distribution expenses for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
System One segment	$30,903	10%	$26,889	9%
In-Center segment	1,581	3%	1,690	3%
Total Distribution	$32,484	8%	$28,579	8%
Distribution expenses increased $3.9 million, or 14%, for 2017 versus 2016 driven mainly by higher shipment volumes in the System One segment; however, it has remained relatively consistent as a percentage of revenues in both segments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for 2017 and 2016 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2017		2016
General and administrative	$41,813	11%	$32,781	9%

General and administrative expenses increased by $9.0 million, or 28%, for 2017 versus 2016. The increase was primarily due to professional service fees and other costs incurred in connection with the proposed Merger. We recognized $5.9 million of expenses incurred in connection with the proposed Merger during 2017. We expect general and administrative expenses as a percentage of revenues will increase in 2018 compared to prior periods, driven by costs associated with the proposed Merger.
Other Expense
Interest expense, net remained relatively consistent for 2017 versus 2016. Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during both 2017 and 2016 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive income (loss). Such allocation resulted in a decrease to the provision for income taxes of $1.3 million during 2017. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2017. However, it did result in a net tax benefit from income taxes in continuing operations of $0.1 million during 2017.
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
Gross Profit (Loss)

Our gross profit (loss) for 2016 and 2015 were as follows (in thousands, except as percentages of revenues):

	Years Ended December 31,
	2016		2015
System One segment	$149,770	53%	$127,495	51%
In-Center segment	18,115	29%	20,278	27%
Subtotal	167,885	48%	147,773	46%
Other	1,504	n/a	(1,585)	n/a
Products subtotal	169,389	47%	146,188	44%
Services segment	(16,657)	n/a	(14,717)	n/a
Elimination of intersegment gross profit	(747)	n/a	—	n/a
Gross profit	$151,985	41%	$131,471	39%
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
General and administrative expenses decreased by $2.3 million, or 7%, for 2016 versus 2015. The decrease was primarily due to the suspension of the medical device excise tax, offset by increased personnel related costs, and professional service fees.
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
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of December 31, 2017, our accumulated deficit was $421.6 million and we had cash and cash equivalents of $64.9 million, with substantially all of that cash located in the U.S., and working capital of $105.9 million.
We believe, based on current projections and the current nature of our business, that we have the required resources to fund our ongoing operating requirements, which include selling and marketing activities to increase public awareness of the System One, our research and development activities to develop new products and enhance our existing products, and our support of our existing NxStage Kidney Care dialysis centers, which have continued to experience operating losses, in aggregate.
Our ongoing cash requirements include funding normal working capital needs including inventory and field equipment assets as well as funding the losses from our NxStage Kidney Care dialysis centers. Field equipment assets include System One equipment rented to customers under our month-to-month rental program and our "service pool" of equipment, which is equipment owned and maintained by us that is swapped for equipment at our home market customers, including patient homes, that needs repair or maintenance. While a majority of System One equipment sold in the home market is paid for upfront by our customers versus on a monthly basis, any excess rental or service swap equipment would increase our working capital requirements.
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of December 31, 2017, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above and any restrictions pursuant to the Merger Agreement, we had approximately $28 million of credit commitment available for borrowing.
We have several smaller loans with original principal amounts totaling $1.1 million with annual interest rates of approximately 2.0% to 6.0%, payable over a period of five to ten years secured by certain assets.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.1 million at December 31, 2017 and 2016, for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2017, 2016 or 2015.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016
Net cash provided by operating activities	$4,802	$4,587
Net cash used in investing activities	(11,794)	(9,361)
Net cash provided by financing activities	10,985	5,275
Foreign exchange effect on cash and cash equivalents	1,303	66
Net cash flow	$5,296	$567
Net cash provided by operating activities. Net cash flows from operating activities were consistent with 2016. Increases in net loss after adjustments for non-cash items such as depreciation, amortization and stock-based compensation during 2017 when compared to 2016, driven in part by expenses incurred in connection with the proposed Merger, were offset by improvements in working capital including decreased inventory requirements and timing of accounts receivable collections. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues decreased by $0.2 million during 2017 versus 2016. Amortization of deferred revenues into revenues relating to sales of home equipment was $17.6 million during 2017 and $18.2 million during 2016.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment related to expenditures for our manufacturing facilities as a result of our efforts to maintain and expand our manufacturing operations, coupled with the build-out of NxStage Kidney Care dialysis centers, along with purchases of information technology. For 2017, cash used in investing activities includes a $2.5 million equity investment in a dialysis services company accounted for using the cost method. Cash used in investing activities include payments related to the acquisition of dialysis centers during both 2017 and 2016.
The increase of $0.3 million in purchases of property and equipment was driven primarily by spending associated with our manufacturing facilities. Capital expenditures for our NxStage Kidney Care centers were $2.1 million, and $3.7 million during 2017 and 2016, respectively.
Net cash provided by financing activities. During 2017 and 2016, we received $12.0 million and $6.0 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. During 2016, we received $1.3 million in investments by noncontrolling interest holders. Cash provided by financing activities during both 2017 and 2016 was also reduced by cash used to pay our capital lease and debt obligations.
Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2017 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations, including interest	$16,490	$1,674	$3,525	$3,752	$7,539
Operating leases	24,147	5,463	9,108	6,868	2,708
Debt, including interest	698	127	254	254	63
Purchase obligations	44,924	34,215	10,050	659	—
Total	$86,259	$41,479	$22,937	$11,533	$10,310
Our capital lease obligations include our capital lease obligation due to Asahi related to a manufacturing facility in Germany along with $6.9 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term which only becomes due and payable at Asahi's option if we terminate our agreement with Asahi.
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
We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (BESP). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
We determine BESP for an individual element based on consideration of both industry and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
System One Segment
We derive revenue in the home market from sales of the System One equipment and/or PureFlow SL hardware and sales of disposable products.
For the System One equipment and PureFlow SL hardware sales transactions, sold to dialysis clinic customers in the home market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize upfront fees received from equipment sales transactions as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are classified in deferred cost of revenues and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis.
We also offer a month-to-month System One equipment and PureFlow SL hardware rental arrangements. Under these arrangements, revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.
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
Field Equipment
Field equipment consists of equipment being utilized under disposable-based rental agreements as well as “service pool” equipment. Service pool equipment is equipment owned and maintained by us that are swapped for equipment that need repairs or maintenance by us while being rented or owned by a customer. We continually monitor the number of cyclers in the service pool, as well as cyclers that are in-transit or otherwise not being used by a patient, and assess whether there are any indicators of impairment for such equipment. We also review field equipment carrying value for reasonableness. We consider factors such as actual equipment disposals and our ability to verify the equipment existence in the field to identify lost equipment. We review the estimated useful life of our field equipment periodically for reasonableness and make changes when appropriate. Factors considered in determining the reasonableness of the useful life include expected future design improvements, equipment age and actual equipment disposals.
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
Goodwill
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our System One, In-center and Services reporting units contain goodwill of $41.1 million, $0.5 million and $1.1 million, respectively. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment, the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement. Assessing the impairment of goodwill requires us to make assumptions and judgments including the identification of reporting units and determination of the fair value of our reporting units based on estimates of future cash flows and the selection of discount rates. Changes in these estimates and assumptions could materially affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, our annual impairment testing indicated no impairment.
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
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar and a majority of our revenues and expenses are denominated in U.S. dollars. However, we have manufacturing, service and distribution operations in foreign locations. In addition, we purchase products for resale in the U.S. from foreign companies and have agreed to pay them in currencies other than the U.S. dollar, including the euro. Furthermore, certain revenues are denominated in other currencies, primarily the British pound, Canadian dollar and euro. As a result, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For example, a hypothetical 10% adverse change in exchange rates could have the net effect of reducing our operating profit by approximately $1.8 million.
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
Our foreign exchange forward contracts are entered into with large financial institutions and have durations of up to twelve months. These contracts are designated as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted manufacturing and service costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. As of December 31, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges was approximately $24.1 million. Based on our analysis, a hypothetical adverse foreign exchange rate movement of 10% against our contracts would have resulted in a net loss in fair value of these contracts of approximately $2.7 million.

Item 8.	Financial Statements and Supplementary Data

NXSTAGE MEDICAL, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NxStage Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NxStage Medical, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedure included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts
February 16, 2018

NXSTAGE MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,928	$59,632
Accounts receivable, net	31,625	32,286
Inventory	49,212	46,845
Prepaid expenses and other current assets	7,609	6,136
Total current assets	153,374	144,899
Property and equipment, net	60,262	61,561
Field equipment, net	24,264	22,309
Deferred cost of revenues, net	31,410	33,165
Intangible assets, net	7,660	9,688
Goodwill	42,748	42,648
Other assets	5,911	2,937
Total assets	$325,629	$317,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,785	$14,177
Accrued expenses	27,985	30,985
Current portion of long-term debt	101	328
Other current liabilities	4,559	3,770
Total current liabilities	47,430	49,260
Deferred revenues	46,874	49,001
Long-term debt	520	1,305
Other long-term liabilities	17,824	15,568
Total liabilities	112,648	115,134
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	(165)	50
Stockholders’ equity:
Undesignated preferred stock: par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 67,341,819 and 65,883,026 shares issued as of December 31, 2017 and 2016, respectively	67	65
Additional paid-in capital	657,640	631,219
Accumulated deficit	(421,593)	(407,601)
Accumulated other comprehensive loss	(3,673)	(6,101)
Treasury stock, at cost: 1,046,870 and 936,360 shares as of December 31, 2017 and 2016, respectively	(19,283)	(16,184)
Total NxStage Medical, Inc. stockholders’ equity	213,158	201,398
Noncontrolling interests not subject to put provisions	(12)	625
Total stockholders’ equity	213,146	202,023
Total liabilities and stockholders’ equity	$325,629	$317,207

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues	$393,941	$366,378	$336,123
Cost of revenues	225,653	214,393	204,652
Gross profit	168,288	151,985	131,471
Operating expenses:
Selling and marketing	68,234	63,878	58,528
Research and development	39,608	31,032	26,237
Distribution	32,484	28,579	26,211
General and administrative	41,813	32,781	35,124
Total operating expenses	182,139	156,270	146,100
Loss from operations	(13,851)	(4,285)	(14,629)
Other (expense) income:
Interest expense, net	(756)	(1,000)	(1,115)
Other (expense) income, net	(863)	(930)	561
	(1,619)	(1,930)	(554)
Net loss before income taxes	(15,470)	(6,215)	(15,183)
(Benefit from) provision for income taxes	(145)	1,102	1,077
Net loss	(15,325)	(7,317)	(16,260)
Less: Net loss attributable to noncontrolling interests	(1,333)	(2,546)	(918)
Net loss attributable to stockholders of NxStage Medical, Inc.	$(13,992)	$(4,771)	$(15,342)
Add: Accretion to redemption value of noncontrolling interests	(481)	—	—
Net loss attributable to common stockholders	$(14,473)	$(4,771)	$(15,342)

Net loss per share, basic and diluted	$(0.22)	$(0.07)	$(0.24)
Weighted-average shares outstanding, basic and diluted	65,856	64,520	63,384

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of income taxes	1,001	(802)	(395)
Other income (loss)	1,427	(1,268)	(1,444)
Total other comprehensive income (loss)	2,428	(2,070)	(1,839)
Total comprehensive loss	(12,897)	(9,387)	(18,099)
Less: Comprehensive loss attributable to noncontrolling interests	(1,333)	(2,546)	(918)
Total comprehensive loss attributable to stockholders of NxStage Medical, Inc.	$(11,564)	$(6,841)	$(17,181)

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total NxStage	Noncontrolling
			Additional		Comprehensive		Medical, Inc.	Interest	Total
	Common Stock		Paid-In	Accumulated	Income	Treasury	Stockholders'	Not Subject to	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Put Provisions	Equity
	(In thousands, except share data)
Balance at December 31, 2014	63,429,005	$63	$593,073	$(387,488)	$(2,192)	$(12,989)	$190,467	$1,088	$191,555
Net loss	—	—	—	(15,342)	—	—	(15,342)	(918)	(16,260)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(1,839)	—	(1,839)	—	(1,839)
Exercise of stock options	1,020,552	1	7,790	—	—	(875)	6,916	—	6,916
Shares issued under employee restricted stock plans	306,908	—	(943)	—	—	—	(943)	—	(943)
Shares issued under employee bonus plans	66,230	—	1,103	—	—	—	1,103	—	1,103
Shares issued under employee stock purchase plan	50,343	—	690	—	—	—	690	—	690
Stock-based compensation expense	—	—	10,774	—	—	—	10,774	—	10,774
Changes in noncontrolling interest	—	—	—	—	—	—	—	1,524	1,524
Balance at December 31, 2015	64,873,038	64	612,487	(402,830)	(4,031)	(13,864)	191,826	1,694	193,520
Net loss	—	—	—	(4,771)	—	—	(4,771)	(2,378)	(7,149)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	(2,070)	—	(2,070)	—	(2,070)
Exercise of stock options	658,444	1	8,233	—	—	(2,320)	5,914	—	5,914
Shares issued under employee restricted stock plans	314,013	—	(687)	—	—	—	(687)	—	(687)
Shares issued under employee stock purchase plan	37,531	—	767	—	—	—	767	—	767
Stock-based compensation expense	—	—	10,419	—	—	—	10,419	—	10,419
Changes in noncontrolling interest	—	—	—	—	—	—	—	1,309	1,309
Balance at December 31, 2016	65,883,026	$65	$631,219	$(407,601)	$(6,101)	$(16,184)	$201,398	$625	$202,023
See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Total NxStage	Noncontrolling
			Additional		Comprehensive		Medical, Inc.	Interest	Total
	Common Stock		Paid-In	Accumulated	Income	Treasury	Stockholders'	Not Subject to	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Equity	Put Provisions	Equity
	(In thousands, except share data)
Balance at December 31, 2016	65,883,026	$65	$631,219	$(407,601)	$(6,101)	$(16,184)	$201,398	$625	$202,023
Net loss	—	—	—	(13,992)	—	—	(13,992)	(1,440)	(15,432)
Adjustments to other comprehensive loss, net of tax	—	—	—	—	2,428	—	2,428	—	2,428
Exercise of stock options	1,130,939	1	15,595	—	—	(3,099)	12,497	—	12,497
Shares issued under employee restricted stock plans	291,601	1	(1,350)	—	—	—	(1,349)	—	(1,349)
Shares issued under employee stock purchase plan	36,253	—	855	—	—	—	855	—	855
Stock-based compensation expense	—	—	11,802	—	—	—	11,802	—	11,802
Changes in noncontrolling interest	—	—	(481)	—	—	—	(481)	803	322
Balance at December 31, 2017	67,341,819	$67	$657,640	$(421,593)	$(3,673)	$(19,283)	$213,158	$(12)	$213,146
See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,325)	$(7,317)	$(16,260)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	33,754	32,637	30,715
Stock-based compensation	11,537	10,117	12,598
Other	2,131	2,445	1,302
Changes in operating assets and liabilities:
Accounts receivable	1,056	(7,388)	(1,130)
Inventory	(22,917)	(31,069)	(12,113)
Prepaid expenses and other assets	(1,045)	(68)	(77)
Accounts payable	(22)	3,532	(2,775)
Accrued expenses and other liabilities	(1,774)	4,141	635
Deferred revenues	(2,593)	(2,443)	(2,353)
Net cash provided by operating activities	4,802	4,587	10,542
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(100)	(513)	—
Purchase of cost method investment	(2,500)	—	—
Proceeds from sales of marketable securities	—	—	676
Purchases of property and equipment	(9,194)	(8,848)	(11,537)
Net cash used in investing activities	(11,794)	(9,361)	(10,861)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	12,003	5,994	6,663
Investment by noncontrolling interest holder	—	1,255	929
Proceeds from loans, lines of credit and capital leases	452	—	1,275
Repayments on loans and lines of credit	(164)	(384)	(143)
Repayments on capital leases	(1,306)	(1,590)	(1,391)
Net cash provided by financing activities	10,985	5,275	7,333
Foreign exchange effect on cash and cash equivalents	1,303	66	(833)
Increase in cash and cash equivalents	5,296	567	6,181
Cash and cash equivalents, beginning of year	59,632	59,065	52,884
Cash and cash equivalents, end of year	$64,928	$59,632	$59,065

See accompanying notes to these consolidated financial statements.

NXSTAGE MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation
Nature of Operations
We are a medical technology company that develops, manufactures, markets and provides innovative products and services for patients suffering from chronic or acute kidney failure. Our primary product, the System One, was designed to satisfy an unmet clinical need for a system capable of delivering the therapeutic flexibility and clinical benefits of traditional dialysis machines in a smaller, portable, easy-to-use form that can be used by healthcare professionals and trained lay users alike in a variety of settings, including patient homes and home-like settings, including skilled nursing facilities, as well as more traditional care settings such as hospitals and dialysis centers. Given its design, the System One is particularly well-suited for home hemodialysis and a range of dialysis therapies that are more practical to deliver in the home setting, including more frequent hemodialysis and nocturnal hemodialysis. Clinical literature suggests such therapies provide patients better clinical outcomes and improved quality of life. In addition to the System One, we provide patients with our PureFlow SL accessory which prepares on-site premixed dialysate fluid in the patient's home using ordinary tap water and dialysate concentrate.
We also operate a small number of NxStage Kidney Care dialysis centers, independently and in some instances as joint ventures, that treat end-stage renal disease (ESRD) patients directly. These centers have provided us with valuable experience to better meet and anticipate the needs of both our customers and patients, while optimizing our product technology. In addition, these centers have provided us with the opportunity to innovate and foster new care delivery models to advance the standard of renal care across other markets. More specifically, at NxStage Kidney Care we offer a range of treatment options, including home hemodialysis, peritoneal dialysis and flexible in-center hemodialysis.
We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in 21 countries have been treated with our products.
Proposed Merger
On August 7, 2017, we entered into the Merger Agreement with Fresenius, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to certain conditions. At the closing of the Merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the Merger is conditioned, among other things, on receipt of regulatory approval from the FTC and the expiration of applicable waiting periods, or extensions thereof, under the HSR Act. Pursuant to the HSR Act, we and Fresenius each submitted pre-merger notification filings to the FTC and Department of Justice, Antitrust Division. On October 18, 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. By agreement with the FTC, the parties may voluntarily extend the time for closing beyond the expiration of the HSR Act waiting period. The parties continue to work to obtain FTC approval of the proposed transaction. On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to approve the Merger Agreement. In addition, the Merger has cleared antitrust review in Germany and the UK. See “Risk Factors” in Part I Item 1A of this Annual Report for additional information.
The Merger Agreement may be terminated by us or Fresenius if the Merger is not closed by August 7, 2018 (the End Date), although Fresenius may extend the End Date for up to 180 days under certain circumstances in order to obtain required antitrust clearances. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or (ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets.
Fresenius is required to pay us a termination fee of $100 million (the Reverse Termination Fee) if the Merger Agreement is terminated by us or Fresenius (i) if the End Date and any applicable extension has passed or (ii) if a court or other governmental entity issues a final, nonappealable order or takes any other actions that permanently prohibits the Merger or makes closing the Merger illegal (in each case because approval under applicable antitrust laws remains the only unsatisfied closing condition).
We would be required to pay Fresenius a termination fee of $60 million (the Termination Fee) if all of the following conditions were applicable: (i) the Merger Agreement is terminated because the End Date has passed or we have breached a representation or warranty, (ii) an alternative acquisition proposal has been publicly made and not publicly withdrawn at least ten days prior to the termination, and (iii) within 12 months following such termination, we enter into an alternative acquisition agreement or an alternative acquisition is consummated. Nonetheless, we will not be required to pay the Termination Fee if the Merger Agreement is terminated due to failure to obtain required antitrust approvals by the End Date and Fresenius is required to pay the Reverse Termination Fee.
The Merger Agreement includes customary representations, warranties and covenants. Pursuant to the Merger Agreement, we agreed to use commercially reasonable efforts to operate our business in all material respects in the ordinary course until closing.
Basis of Presentation
The accompanying consolidated financial statements of NxStage Medical, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with the requirements of Regulation S-X.
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
We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise third-party evidence of selling price is used. If neither VSOE nor third-party evidence of selling price exists for a unit of accounting, we use best estimated selling price (BESP). We generally expect that we will not be able to establish third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.
We determine BESP for an individual element based on consideration of both industry and Company-specific factors, including the selling price and profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
Any tax assessed by a governmental authority that is incurred as a result of a revenue transactions (e.g. sales tax) is excluded from revenues and reported on a net basis

System One Segment
We derive revenue in the home market from sales of the System One equipment and/or PureFlow SL hardware and sales of disposable products.
For the System One equipment and PureFlow SL hardware sales transactions, sold to dialysis clinic customers in the home market, due to the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care, we recognize upfront fees received from equipment sales transactions as revenue on a straight-line basis over the expected term of our remaining service obligation and direct costs relating to the delivered equipment are classified in deferred cost of revenues and amortized over the same expected period as the related revenue. Disposable products revenue is recognized on a monthly basis.
We also offer a month-to-month System One equipment and PureFlow SL hardware rental arrangements. Under these arrangements, revenue is recognized on a monthly basis in accordance with agreed upon contract terms and pursuant to binding customer purchase orders and fixed payment terms.
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

Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No customer represented more than 10% of accounts receivable at December 31, 2017 and two customers represented 12% and 10% of accounts receivable at December 31, 2016. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due and, as a result of our assessment, we believe that our accounts receivable credit risk exposure is limited. Historically, we have not experienced any significant credit losses related to an individual customer or group of customers in any particular market or geographic area. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts, aging of unpaid accounts receivable balances and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.
Activity related to allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Write-offs	Balance at End of Year
December 31, 2017	$535	$471	$(191)	$815
December 31, 2016	$417	$179	$(61)	$535
December 31, 2015	$425	$20	$(28)	$417
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
Derivative Instruments and Hedging
Derivative instruments, namely our foreign exchange forward contracts, are recognized on the balance sheet at fair value at the balance sheet date. Changes in the fair value of derivatives that are designated and highly effective as cash flow hedges are deferred in accumulated other comprehensive income (loss) and subsequently recognized in cost of revenues in the same period the hedged items are recognized. The ineffective portion of derivative instruments designated as cash flow hedges are recorded in other income (expense), net. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gains and losses on the related derivative instrument are recognized in earnings and any related gains and losses recorded in other comprehensive income (loss) are reclassified into earnings.
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
Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction-in-process until such time as the relevant assets are completed and put into use. Construction-in-process at December 31, 2017 and 2016 primarily represents the costs of building, machinery and equipment under installation.
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
In 2017, 2016 and 2015, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of December 31, 2017, our expected non-discounted future cash flows for the majority of our centers indicated such carrying amounts were expected to be recovered. We recorded an impairment charge of $0.3 million, $0.5 million and $0.2 million in 2017, 2016 and 2015, respectively, in cost of revenues to write-down certain center level assets within our Services segment.
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
Developing cash flow projections requires significant estimates and judgment.  Among other things, slower than expected patient ramp or lower than expected reimbursement rates would negatively impact our cash flow projections in the near term. Fair value of the asset group was estimated using a discounted cash flow approach. Estimating fair value requires significant judgment in the selection of the valuation technique and assumptions used in developing cash flow projections, growth rates and discount rates. Our assumptions are based on our best estimates, using appropriate and customary market participant assumptions. Any adverse changes in certain valuation assumptions could result in the need to record additional impairment to write down all or a portion the centers’ remaining asset carrying value. Additionally, as discussed below in Note 2, effective January 1, 2018, we will adopt the new revenue recognition guidance under ASC 606. In connection with the adoption of ASC 606, we anticipate recording an increase to center net assets within our Services segment. If the increase in center net assets is greater than the excess fair value over the carrying value of net assets an impairment charge would be recognized.
We had $13.9 million of long-lived assets at our Services segment at December 31, 2017. It is reasonably possible that our cash flow projections may change or the carrying value of our net assets many change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the acquisition value of the related net assets at the date of acquisition. We test goodwill at least annually for impairment during the fourth quarter, or more frequently when events or changes in circumstances indicate that the goodwill might be impaired. This test includes first a qualitative assessment and then, if necessary, a quantitative assessment to determine if the fair value of a reporting unit is less than its carrying amount. Our System One, In-center and Services reporting units contain goodwill of $41.1 million, $0.5 million and $1.1 million, respectively. Factors considered in the qualitative assessment include, but are not limited to, both macroeconomic conditions and entity-specific conditions. For the quantitative assessment, the reporting unit's fair value is estimated using a discounted cash flow or other fair value measurement.
During 2017, 2016 and 2015 we utilized the qualitative assessment to assess the fair value of our System One and In-center reporting units and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value.
During 2017, for our Services reporting unit, we utilized the quantitative assessment noting that the fair value of the reporting unit exceeds its carrying value, indicating that goodwill was not impaired. We estimated the fair value of our Services reporting unit using a discounted cash flow approach. Estimating the fair value of our Services reporting unit requires significant judgment in the selection of the valuation technique and assumptions used in cash flow projections, growth rates and discount rates. Our assumptions are based on our best estimates, using appropriate and customary market participant assumptions. Additionally, as discussed in Note 2 below, effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606 that we anticipate will result in an increase to our Services center reporting units net asset value. If the increase in net assets is greater than the excess fair value over the carrying value of net assets, an impairment charge would be recognized.
Developing cash flow projections involves significant judgment with respect to patient ramp and reimbursement rates, operating income, capital expenditures and changes in working capital. Reductions in our cash flow projections due to slower than expected patient ramp or lower than expected reimbursement rates, among other things, or adverse changes in certain valuation assumptions or changes in the reporting units net assets resulting from the adoption of ASC 606 could result in a goodwill impairment charge of up to $1.1 million in the future.
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
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Year Ended	Balance at Beginning of Year	Provision	Usage	Balance at End of Year
December 31, 2017	$280	$445	$(432)	$293
December 31, 2016	$389	$457	$(566)	$280
December 31, 2015	$287	$526	$(424)	$389
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
Subsequent Events
Events occurring subsequent to December 31, 2017 have been evaluated for potential recognition or disclosure in the consolidated financial statements.
Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." The update requires that an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments were effective for us beginning January 1, 2017. The adoption of this update did not have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09: “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance was effective for us beginning January 1, 2017. We have elected to continue to estimate forfeiture rates. This new standard impacts our income tax footnote disclosures. We have tax effected federal net operating losses of $18.0 million and state net operating losses of $1.6 million that are attributable to excess tax deductions related to stock-based compensation from prior years. Upon adoption, the cumulative excess tax deductions related to stock-based compensation that were previously unrecognized are being recognized as a deferred tax asset and are fully offset by a valuation allowance. Other than this change in our income tax footnote disclosures, the adoption does not have a material impact on our financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-9: “Revenue from Contracts with Customers” (ASC 606). The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance is effective for us beginning January 1, 2018. We have elected to adopt ASC 606 using the modified retrospective method approach as of January 1, 2018. This approach was applied to all contracts not completed as of January 1, 2018.
The adoption of ASC 606 is expected to have a material effect on our consolidated financial statements primarily relating to the timing of revenue recognition for our Services segment along with enhanced footnote disclosures related to customer contracts. We are working to complete our evaluation of the impact of the standard on significant contracts from each of our business segments. We are evaluating the impact the standard will have on our disclosures along with any related indirect effects of adoption and are implementing changes to our current policies and practices, accounting systems and internal controls over financial reporting to address the requirements of the standard.
The qualitative assessment of the standard provided below are estimates of the expected effects of the adoption of ASC 606. This represents our best estimate of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.
System One Segment Revenue. We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. Under ASC 606, we will continue to allocate the transaction price between the elements and performance obligations within the contract. Revenue recognition for the performance obligations accounted for under ASC 606 is expected to be consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. As such, we do not expect the adoption of ASC 606 will result in a material impact to revenue recognition.
In-Center Segment Revenue We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. Under the new guidance, the variable fee paid by the distributor will be estimated and recognized when the Company satisfies its performance obligation (generally upon delivery to the distributor) to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized to date will not

occur.This will result in a similar revenue recognition model to current guidance and as such, we do not expect the adoption of ASC 606 will result in a material impact to revenue recognition.
Services Segment Revenue. We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. The adoption of ASC 606, will result in a change to the timing of revenue recognition for this segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. We are working to quantify the January 1, 2018 impact to accumulated deficit and accounts receivable.
Costs to Obtain or Fulfill a Contract. Commissions are paid to internal sales representatives as compensation for obtaining sales on a monthly or quarterly basis. Due to the structure of the commission’s plans, we have concluded the period of benefit for any commission payment is less than a year. As such we expect to conclude that we will apply the practical expedient pursuant to ASC 340-40 which permits an entity to immediately expense contract acquisition costs when the assets that would have resulted from capitalizing those costs would have been amortized in one year or less. Therefore, we do not expect the adoption of this aspect of ASC 606 to have a material impact on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01: “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which impacts the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  Among other things, the new standard generally requires all equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) be measured at fair value through earnings. The new guidance is effective for us beginning January 1, 2018. The adoption of this standard is not expected to have a material impact on our financial statements.
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
In August 2017, the FASB issued ASU 2017-12: "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" which amends the hedge accounting recognition and presentation requirements. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. The update is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact this update will have on our financial statements.

3.	Inventory
Inventory includes material, labor and overhead. The components of inventory are as follows (in thousands):

	December 31,
	2017	2016
Purchased components	$14,947	$14,967
Work in process	13,433	13,939
Finished goods	20,832	17,939
	$49,212	$46,845

4.	Property and Equipment, Field Equipment and Deferred Cost of Revenues
Property and Equipment, net
The components of property and equipment, net are as follows (in thousands):

	December 31,
	2017	2016
Equipment and tooling	$44,823	$39,921
Leasehold improvements	34,812	35,146
Computer and office equipment	8,593	10,035
Molds	7,573	6,805
Furniture	3,612	3,561
Building	9,414	8,057
Land	1,091	956
Construction-in-process	7,138	4,237
	117,056	108,718
Less accumulated depreciation	(56,794)	(47,157)
Property and equipment, net	$60,262	$61,561
Depreciation expense, including amortization of capital leases, for property and equipment was $12.2 million, $11.6 million and $10.4 million during 2017, 2016 and 2015, respectively. Capitalized computer development costs, net were $0.9 million and $1.8 million at December 31, 2017 and December 31, 2016 respectively, and we recognized amortization expense of $0.9 million during each of 2017, 2016 and 2015.
Our property and equipment includes the following amounts for assets subject to capital leases (amounts in thousands):

	December 31,
	2017	2016
Manufacturing facility in Germany	$24,135	$21,007
Other assets subject to capital lease	4,453	3,024
Less accumulated depreciation	(8,979)	(6,402)
Assets subject to capital leases, net	$19,609	$17,629
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
The fair value of the deferred revenue was determined using cost plus a reasonable margin for contract manufacturing in Germany, which we determined to be Level 3 inputs within the fair value hierarchy.
The capital lease obligation and deferred revenue balances are $12.0 million and $6.4 million, respectively, at December 31, 2017.
Field Equipment, net
The components of field equipment, net are as follows (in thousands):

	December 31,
	2017	2016
Field equipment	$75,823	$70,743
Less accumulated depreciation	(51,559)	(48,434)
Field equipment, net	$24,264	$22,309
Depreciation expense for field equipment, which is recorded in costs of revenues in the consolidated statements of comprehensive loss, was $6.2 million, $5.5 million and $5.0 million during 2017, 2016 and 2015, respectively.
Deferred Costs of Revenues, net
The components of deferred costs of revenues, net are as follows (in thousands):

	December 31,
	2017	2016
Deferred costs of revenues	$137,734	$126,375
Less accumulated amortization	(106,324)	(93,210)
Deferred costs of revenues, net	$31,410	$33,165
Amortization expense of direct costs relating to deferred equipment revenues was $13.1 million, $13.3 million and $12.6 million during 2017, 2016 and 2015, respectively.

5.	Intangible Assets
The components of intangible assets, net are as follows (in thousands):

	December 31, 2017		December 31, 2016		Estimated
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Useful Life
Bloodline, needle and other patented and unpatented technology	$6,200	$(6,200)	$6,200	$(6,200)	8 years
Trade names	2,300	(1,684)	2,300	(1,520)	14 years
Customer relationships	26,151	(19,107)	26,138	(17,230)	10/14 years
Intangible assets, net	$34,651	$(26,991)	$34,638	$(24,950)
We recognized amortization expense of $2.0 million, $2.0 million and $2.6 million during 2017, 2016 and 2015, respectively.
The estimated future aggregated amortization expense for intangible assets as of December 31, 2017 is as follows (in thousands):

2018	$2,036
2019	2,036
2020	2,036
2021	1,552
$7,660

6.	Net Loss per Share
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Years Ended December 31,
	2017	2016	2015
Options to purchase common stock	1,100	785	732
Unvested restricted stock	224	361	350
Total	1,324	1,146	1,082

7.	Accrued Expenses, Other Current Liabilities, and Other Long Term Liabilities
The components of accrued expenses are as follows (in thousands):

	December 31,
	2017	2016
Payroll, compensation and related benefits	$13,195	$14,086
Distribution expenses	4,914	4,804
General and administrative expenses	1,670	4,415
Other	8,206	7,680
Total	$27,985	$30,985
The components of other current liabilities are as follows (in thousands):

	December 31,
	2017	2016
Capital lease obligations	$2,131	$1,840
Deferred revenue, current portion	1,473	1,035
Other	955	895
Total	$4,559	$3,770
The components of other long term liabilities are as follows (in thousands):

	December 31,
	2017	2016
Capital lease obligations	$11,589	$9,991
Lease incentive obligations	2,652	3,059
Benefit plan obligations	2,060	1,678
Other	1,523	840
Total	$17,824	$15,568

8.	Debt and Capital Lease Obligations
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
Other Debt
We have several smaller loans with original principal amounts totaling $1.1 million with annual interest rates of approximately 2.0% to 6.0%, payable over a period of five to ten years secured by certain assets.
In May 2017, we extinguished a loan with a balance of $0.9 million and simultaneously entered into a capital lease of certain property and equipment for the same amount. The capital lease obligation is payable over five years. This debt extinguishment and capital lease financing represent a noncash investing and financing activity.
Capital Lease Obligations
Our capital lease obligations consist of certain property and equipment financed through capital leases and our capital lease obligation due to Asahi related to the manufacturing facility in Germany. Approximate future minimum payments under our capital leases as of December 31, 2017 are as follows (in thousands):

2018	$1,674
2019	1,733
2020	1,792
2021	1,932
2022	1,820
Thereafter (1)	7,539
Total minimum lease payments	16,490
Less: Amount representing interest	(2,770)
Present value of future minimum lease payments	$13,720
_________________________________
(1) Amount includes $6.9 million representing the estimated residual value of the manufacturing facility in Germany at the end of the estimated lease term, which only becomes due and payable at Asahi's option if we terminate our agreement with Asahi.

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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Year Ended December 31, 2017
Revenues from external customers	$301,299	$61,307	$11,796	$19,539	$—	$393,941
Intersegment Revenues	5,062	—	—	—	(5,062)	—
Revenues	306,361	61,307	11,796	19,539	(5,062)	393,941
Segment profit (loss)	82,585	8,070	(80,804)	(23,702)	—	(13,851)
Depreciation and amortization	22,166	2,121	4,349	5,217	(99)	33,754
Segment assets	134,825	25,225	146,737	19,712	(870)	325,629
Year Ended December 31, 2016
Revenues from external customers	$276,393	$63,038	$12,166	$14,781	$—	$366,378
Intersegment Revenues	7,530	—	—	—	(7,530)	—
Revenues	283,923	63,038	12,166	14,781	(7,530)	366,378
Segment profit (loss)	74,912	10,092	(62,309)	(26,233)	(747)	(4,285)
Depreciation and amortization	23,671	2,003	4,427	4,781	(2,245)	32,637
Segment assets	135,038	21,246	138,273	23,620	(970)	317,207
Year Ended December 31, 2015
Revenues from external customers	$244,641	$74,768	$10,302	$6,412	$—	$336,123
Intersegment Revenues	3,134	—	—	—	(3,134)	—
Revenues	247,775	74,768	10,302	6,412	(3,134)	336,123
Segment profit (loss)	59,748	12,395	(62,946)	(23,826)	—	(14,629)
Depreciation and amortization	20,554	1,835	5,004	3,322	—	30,715
Segment assets	120,253	24,232	142,842	19,547	—	306,874
The following table presents a reconciliation of the total segment assets to total assets (in thousands):

	December 31,
	2017	2016
Total segment assets	$179,762	$179,904
Intersegment elimination	(870)	(970)
Corporate assets:
Cash and cash equivalents	64,927	59,632
Accounts Receivable, net	949	632
Inventory	305	—
Property and equipment, net	16,628	16,600
Intangible assets, net	7,660	9,688
Goodwill	42,748	42,648
Prepaid and other assets	13,520	9,073
Total assets	$325,629	$317,207
Long-lived tangible assets consist of property and equipment, net and field equipment, net. The following table presents total long-lived tangible assets by geographic area (in thousands):

	December 31,
	2017	2016	2015
United States	$42,610	$46,724	$46,551
Mexico	16,790	13,431	14,233
Other Americas	1,630	571	825
Total Americas	61,030	60,726	61,609
Germany	18,270	17,574	19,053
Other Europe	5,226	5,754	6,793
Total Europe	23,496	23,328	25,846
Total	$84,526	$84,054	$87,455
Deferred cost of revenues, net are primarily located in the United States.
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Years Ended December 31,
	2017	2016	2015
DaVita	20%	20%	20%
Fresenius	20%	18%	17%
Sales to DaVita and Fresenius are in the System One segment.

10.	Commitments and Contingencies
Minimum Purchase Commitments
We have agreements with certain of our suppliers, primarily for the purchase of fluids for our System One segment and needles for our In-Center segment, that include minimum purchase commitments. As of December 31, 2017, we had a total of $20.3 million in minimum purchase commitments under these agreements, $9.6 million over the next year, $10.0 million over the next one to two years and $0.7 million over the next four to five years.
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
Our NxStage Kidney Care facility lease agreements have initial lease terms expiring from 2018 to 2028, and contain renewal options ranging from five to ten years at the fair rental value at the time of renewal. The leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses and include tenant improvement allowances ranging from $0.1 million to $0.3 million per facility.
Our foreign leased manufacturing facilities are subject to lease agreements with termination dates through 2021 and contain renewal options at the fair rental value at the time of renewal.
Our lease agreements contain certain provisions that require us to pay executor costs such as real estate taxes, operating expenses and common utilities. Rent expense is recorded on a straight-line basis over the lease term. Tenant improvement allowances are recorded as a deferred rent obligation and amortized to rent expense over the term of the lease.
Rent expense under our operating leases was $5.3 million, $5.0 million and $4.5 million during 2017, 2016 and 2015, respectively.
The future minimum rental payments as of December 31, 2017 under our operating leases are as follows (in thousands):

2018	$5,463
2019	4,811
2020	4,297
2021	3,694
2022	3,174
Thereafter	2,708
$24,147
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
The Tax Reform, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. The Tax Reform reduces the corporate income tax rate from 35% to 21%, requires companies to pay a one-time transaction tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted subject to Staff Accounting Bulletin 118 which provides for a measurement period to complete the accounting for certain elements of the tax reform. We have not yet completed our evaluation of the impact of the Tax Reform on our financial statements; however, we have remeasured assets at December 31, 2017 based on the new Federal income tax rate of 21%. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Tax Reform. The following is a summary of income (loss) before income taxes by geography (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S.	$(19,314)	$(9,265)	$(17,672)
Foreign	3,844	3,050	2,489
Total	$(15,470)	$(6,215)	$(15,183)
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
U.S. - Federal	$(1,269)	$—	$—
U.S. - State	96	73	86
Foreign	1,540	1,200	1,225
Total Current	367	1,273	1,311
Deferred:
Foreign	(512)	(171)	(234)
Total Deferred	(512)	(171)	(234)
Total Provision	$(145)	$1,102	$1,077
We recognized a provision for income taxes during each of 2017, 2016 and 2015 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during 2017 includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive income (loss) (Intraperiod Tax Allocation). Such allocation resulted in a decrease to the provision for income taxes of $1.3 million during 2017. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2017.
A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Stock compensation	25.7%	(1.5)%	(2.5)%
State income tax, net of federal tax benefit	2.3%	(2.3)%	(2.8)%
U.S. research credits	6.7%	18.9%	(0.3)%
Foreign income inclusion in the U.S.	(4.7)%	(10.4)%	(5.0)%
Valuation allowance	149.4%	(47.4)%	(25.8)%
Change in tax reserves	(1.4)%	(0.5)%	(0.5)%
Minority Interest	(1.6)%	(15.9)%	(0.9)%
Tax Reform impact	(344.6)%	—%	—%
Intraperiod tax allocation	8.2%	—%	—%
ASU 2016-09	126.7%	—%	—%
Other, net	0.2%	7.4%	(3.3)%
Effective tax rate	0.9%	(17.7)%	(7.1)%
We remeasured certain deferred tax assets and liabilities based on the new Federal income tax rate of 21%. Such remeasurement resulted in a one-time net decrease of approximately $53 million to our U.S. deferred tax assets and liabilities with a corresponding decrease to our valuation allowance. This change represents our best estimate of the effects of the Tax Reform at the time of the preparation of this Annual Report on Form 10-K. The actual impact is subject to change from these estimates and such change may be significant, pending the completion of our analysis of certain aspects of the Tax Reform and refining our calculations.
Effective January 1, 2017 we adopted ASU No. 2016-09: “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09) which resulted in an increase in our gross U.S. federal and state net operating loss carryforwards net operating loss carryforwards deferred tax asset of $52.9 million and $34.3 million, respectively, with a corresponding increase to our valuation allowance.
Deferred income tax assets and liabilities reflect the tax effects of differences in the recognition of income and expense items for tax and financial reporting purposes. Deferred tax assets (liabilities) are made up of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$92,315	$115,151
Tax credits	12,706	11,180
Stock-based compensation	4,922	7,339
Capitalized research and development	1,126	2,167
Financing liabilities	5,531	5,161
Other	7,613	8,349
Total deferred tax assets	124,213	149,347
Deferred tax liabilities:
Fixed assets	(5,485)	(5,754)
Intangible assets	(1,902)	(3,606)
Other	(222)	(187)
Total deferred tax liabilities	(7,609)	(9,547)

Net deferred tax assets before valuation allowance	116,604	139,800
Less valuation allowance	(115,035)	(138,795)
Net deferred tax assets	$1,569	$1,005
As of December 31, 2017, we had gross U.S. federal and state net operating loss carryforwards of approximately $390 million and $182 million, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will expire between 2018 and 2037 if not utilized. We also had federal and state research and development credit carryforwards of $8.5 million and $3.0 million ($3.9 million gross), respectively, which begin to expire in 2020 if not utilized. We also had foreign tax credits of approximately $1.0 million that will expire between 2018 and 2021 if not utilized. All years remain open for examination by the United States Internal Revenue Service (IRS) due to the losses incurred and years 2011 through 2017 remain open for examination in the various states and non-US tax jurisdictions in which we files tax returns.
During 2017, the valuation allowance decreased by approximately $23.8 million, primarily due to the reduction in our deferred tax assets resulting from remeasuring them at the new Federal income tax rate, offset in part by an increase in our net operating loss carryfowards resulting from the adoption of ASU 2016-09.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset our U.S. and specific foreign deferred tax assets because the future realizability of such assets is uncertain. In assessing the realizability of deferred tax assets we consider, among other things, the expected reversal of deferred tax liabilities and projected future taxable income. Valuation allowances are reversed only when we have adequate history of taxable income and projections for future taxable income. We believe that the future realization of these assets is not more likely than not given the expected future tax losses in these jurisdictions.
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
The below table details the changes in unrecognized tax benefits, which if recognized would favorably impact our effective tax rate (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of the year	$517	$379	$347
Increase in unrecognized tax benefits as a result of tax positions taken during the current year	275	89	66
Increase (decrease) in unrecognized tax benefits as a result of tax positions taken during a prior year	50	115	(34)
Reductions due to lapse of applicable statute of limitations	(78)	(66)	—
Balance at end of year	$764	$517	$379
As of December 31, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.8 million, all of which would impact our effective tax rate if recognized. We had less than $0.1 million accrued as of December 31, 2017, 2016 and 2015 for interest and penalties related to unrecognized tax benefits.
We monitor the undistributed earnings of foreign subsidiaries and, as necessary, provide for income taxes on those earnings that are not deemed permanently invested. As of December 31, 2017, there were no significant undistributed earnings of foreign subsidiaries that were deemed permanently invested.

12.	Stock Plans and Stock-Based Compensation
Stock Incentive Plans
We maintain the 2014 Omnibus Incentive Plan (2014 Plan) that governs awards to both employees and non-employees. The 2014 Plan replaced and superseded our 2005 Stock Incentive Plan (2005 Plan) except that awards granted under the 2005 Plan remain in effect pursuant to their original terms. While the 2014 Plan authorizes a variety of equity-based and cash awards, we generally offer equity incentives under the 2014 Plan in the form of restricted stock units, stock options and performance shares. Restricted stock units customarily vest over a period of three or four years. Stock options expire ten years from the date of grant and customarily vest over a period of four years for employees and one year for members of our Board of Directors. Performance shares are issued to certain employees and executive officers and entitle recipients to earn restricted stock units based on the achievement of annual corporate financial performance metrics; any earned restricted stock units customarily vest over a period of three years. We settle stock option exercises and the vesting of restricted stock units with newly issued common shares. Pursuant to the 2014 Plan, each share award other than options or stock appreciation rights will reduce the number of total shares available for grant by 1.62 shares. A total of 5.6 million shares, together with any unissued shares that may carry over from the 2005 Plan, have been authorized for grant under the 2014 Plan and at December 31, 2017, 7.8 million shares remained available for future grant.
We also maintain the 2005 Employee Stock Purchase Plan (2005 Purchase Plan), which authorizes the issuance of up to 0.9 million shares of common stock to participating employees through a series of periodic offerings. Each six-month offering period begins in January and July. An employee becomes eligible to participate in the 2005 Purchase Plan once he or she has been employed for at least three months and is regularly employed for at least 20 hours per week for more than three months in a calendar year. The price at which employees can purchase common stock in an offering is 95 percent of the closing price of our common stock on the NASDAQ Global Select Market on the lower of the first or last day of the offering period, unless otherwise determined by the Board of Directors or Compensation Committee of the Board. As of December 31, 2017, 0.2 million shares were available for future issuance under the 2005 Purchase Plan.
Stock Options
A summary of the status of stock options granted under all of our plans at December 31, 2017, and changes during the year then ended, is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life
			(In thousands)	(In years)
Outstanding at beginning of year	4,656,405	$15.02
Granted	675,358	$26.87
Exercised	(1,130,939)	$13.79
Forfeited or expired	(83,627)	$20.50
Outstanding at end of year	4,117,197	$17.19	$30,825	6.75
Fully vested and exercisable	2,684,405	$15.90	$22,730	6.05
Fully vested, exercisable and expected to vest	4,002,574	$17.12	$30,177	6.71
The aggregate intrinsic value for stock options is calculated based on the market price of our common stock as of December 31, 2017, less the exercise price of the underlying awards, excluding out-of-the-money awards. The total fair value of options that vested during 2017, 2016 and 2015 was $6.7 million, $6.1 million and $4.8 million, respectively. The aggregate intrinsic value of options exercised during 2017, 2016 and 2015 was $15.3 million, $5.6 million and $10.4 million, respectively. The aggregate intrinsic value of options exercised is calculated based on the market price of our common stock on the exercise date, less the exercise price of underlying award.
The weighted-average fair value of options granted during 2017, 2016 and 2015 was $9.92, $5.89 and $6.16 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2017	2016	2015
Expected life (in years)	5.00 to 6.50	5.00 to 9.92	4.80 to 10.00
Risk-free interest rate	1.79% to 2.13%	1.20% to 2.45%	1.34% to 2.27%
Expected stock price volatility	36.8% to 38.8%	38% to 43.05%	38% to 42.52%
Expected dividend yield	—	—	—
Restricted Stock
In March 2017, the Compensation Committee of our Board of Directors approved the grant of up to 231,384 restricted stock units subject to the achievement of certain Company financial performance metrics for the year ending December 31,
2017 (2017 Performance Awards). In August 2017, in connection with the Board of Director's approval of the Merger, the Compensation Committee determined that all Company financial performance metrics for the 2017 Performance Awards shall be deemed fully satisfied to enhance the retention features of such awards in light of the pending Merger. These restricted stock units vest over a requisite service period of three years, subject to full acceleration upon Merger completion, and have a modified grant date fair value of $23.14 per unit.
The total fair value of restricted stock that vested was $4.8 million, $5.1 million and $5.5 million during 2017, 2016 and 2015, respectively. The weighted-average fair value of restricted stock granted during 2017, 2016 and 2015 was $25.10, $16.33 and $16.71 per unit, respectively. The following table summarizes the status of the unvested restricted stock:

	Shares	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)	(In years)
Unvested at December 31, 2016	1,143,800	$15.57
Granted	407,279	$25.10
Vested	(339,496)	$14.24
Forfeited	(499,253)	$16.26
Unvested at December 31, 2017	712,330	$21.17	$17,260	2.14
The aggregate intrinsic value for restricted stock is calculated based on the market price of our common stock as of December 31, 2017.
Employee Stock Purchase Plan

The weighted-average fair value of stock purchase rights granted as part of the 2005 Purchase Plan during 2017, 2016 and 2015 was $4.06, $4.07 and $1.74 per share, respectively. The fair value of the employees' stock purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected life (in months)	6	6	6
Risk-free interest rate	0.65% to 1.13%	0.37% to 0.49%	0.11% to 0.13%
Expected stock price volatility	36.4% to 39.2%	39.6% to 48.2%	18.4% to 22.4%
Expected dividend yield	—	—	—
There were 36,253, 37,531 and 50,343 shares issued under the 2005 Purchase Plan during 2017, 2016 and 2015, respectively, which resulted in share-based compensation expense of $0.1 million in 2017, $0.2 million in 2016 and $0.1 million in 2015.
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in the consolidated statements of comprehensive loss (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$1,201	$1,371	$1,068
Selling and marketing	3,933	3,304	4,458
Research and development	1,539	1,536	1,979
General and administrative	4,864	3,906	5,093
Total stock-based compensation expense	$11,537	$10,117	$12,598
As of December 31, 2017, approximately $20.2 million of unrecognized stock compensation cost related to nonvested stock options and restricted stock (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 2.7 years.

13.	Employee Benefit Plans
401(k) Retirement Plan
We have a 401(k) retirement plan (401(k) Plan) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 75% of his or her compensation to the 401(k) Plan each year, subject to certain IRS limitations. We contribute 100% of the first 3% of the employee's contribution and 50% of the next 2% of the employee's contribution. We contributed $2.7 million, $2.5 million and $1.8 million to the 401(k) Plan during 2017, 2016 and 2015, respectively.
Other Compensation Plans
We maintain postemployment benefit plans for employees in certain foreign subsidiaries. These unfunded plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. We have recorded a liability of $2.1 million and $1.7 million as of December 31, 2017 and 2016, respectively, as other long-term liabilities for costs associated with these plans. The expense recorded in connection with these plans was not significant during 2017, 2016 and 2015.

14.	Stockholders' Equity
We received 110,510, 114,301 and 49,786 shares of common stock that were surrendered in payment for the exercise of stock options during 2017, 2016 and 2015, respectively.
15. Noncontrolling Interests
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
As of December 31, 2017, we have 5 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers and manage these entities through a management services agreement.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At December 31, 2017 and 2016, total assets of our VIEs were $5.6 million and $8.0 million, and total liabilities and noncontrolling interests of our VIEs were $5.8 million and $7.2 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are contingently exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At December 31, 2017 the Company's noncontrolling interests subject to put provisions were not material and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$625	$1,694	$1,088
Capital contributions by noncontrolling interest	—	630	1,316
Sales of noncontrolling interests	—	679	208
Add: Accretion to redemption value of noncontrolling interests	481	—	—
Reclassification of noncontrolling interest subject to put provision	322	—	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(1,440)	(2,378)	(918)
Balance at end of period	$(12)	$625	$1,694
16. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. The notional amount of our outstanding contracts that are designated as cash flow hedges was $24.1 million and $18.6 million at December 31, 2017 and December 31, 2016, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was an asset of less than $0.1 million at December 31, 2017 and a liability of $1.8 million at December 31, 2016, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during 2017, 2016 or 2015. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Year Ended December 31, 2017
Foreign exchange forward contracts	$3,433	$1,163	Cost of revenues
Year Ended December 31, 2016
Foreign exchange forward contracts	$(2,712)	$(1,910)	Cost of revenues
Year Ended December 31, 2015
Foreign exchange forward contracts	$(2,140)	$(1,745)	Cost of revenues
17. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2014	$(1,088)	$(1,104)	$(2,192)
Other comprehensive income before reclassifications	(2,140)	(1,444)	(3,584)
Loss reclassified to earnings (1)	1,745	—	1,745
Total other comprehensive income (loss)	(395)	(1,444)	(1,839)
Balance, net of tax, as of December 31, 2015	$(1,483)	$(2,548)	$(4,031)
Other comprehensive income before reclassifications	(2,712)	(1,268)	(3,980)
Gain reclassified to earnings (1)	1,910	—	1,910
Total other comprehensive income (loss)	(802)	(1,268)	(2,070)
Balance, net of tax, as of December 31, 2016	$(2,285)	$(3,816)	$(6,101)
Other comprehensive income before reclassifications, net of $1,269 tax during 2017	2,164	1,427	3,591
Gain/Loss reclassified to earnings (1)	(1,163)	—	(1,163)
Total other comprehensive income (loss)	1,001	1,427	2,428
Balance, net of tax, as of December 31, 2017	$(1,284)	$(2,389)	$(3,673)
(1) Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the consolidated statement of comprehensive loss. See Note 16, Derivative Instruments and Hedging for further information.
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the twelve months ended December 31, 2017.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,020	$—	$—	$35,020
Foreign exchange forward contracts (2)	—	690	—	690
Liabilities
Foreign exchange forward contracts (2)	$—	$661	$—	$661

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$34,804	$—	$—	$34,804
Foreign exchange forward contracts (2)	—	—	—	—
Liabilities
Foreign exchange forward contracts (2)	$—	$1,771	$—	$1,771
(1)     Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at December 31, 2017. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
In 2017, we acquired a 2.5% equity ownership of a privately held dialysis services company in exchange for $2.5 million in cash. This investment is accounted for using the cost method as we are unable to exercise any significant influence over the company. The investment has been recorded at historical cost, classified within other assets on our condensed consolidated balance sheet, and is reviewed for events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. There have been no changes in circumstances or identified events that may have a significant adverse effect on the fair value.
19. Supplemental Cash Flow Information
The following additional information is provided with respect to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Supplemental Disclosures:
Cash paid for interest	$638	$639	$703
Cash paid for taxes	1,258	983	919
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$19,257	$20,920	$16,675
Transfers from field equipment to deferred cost of revenues	11,026	13,400	11,638
Payment of corporate bonus plan in common stock	—	—	1,103
Market value of shares received in payment for exercise of stock options	3,100	2,320	875
Construction-in-process financed by construction liability	142	187	1,332
Redemption of noncontrolling interest	481	—	—
Property and equipment acquired under capital lease	—	127	354
Acquisition of business	—	—	513
Increase in deferred revenues related to the new manufacturing facility in Germany	—	—	663
Capital contributions by noncontrolling interest	—	54	325

20. Quarterly Financial Data (Unaudited)
The following table sets forth selected quarterly information (unaudited) (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$96,829	$96,216	$97,295	$103,601
Gross profit	41,190	41,166	40,607	45,325
Loss from operations	(1,681)	(2,056)	(8,283)	(1,831)
Net loss	(1,541)	(2,579)	(8,894)	(2,311)
Net loss attributable to stockholders of NxStage Medical, Inc.	(1,189)	(2,089)	(8,445)	(2,269)
Net loss attributable to common stockholders	(1,189)	(2,089)	(8,926)	(2,269)
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.14)	$(0.03)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$89,207	$92,207	$91,951	$93,013
Gross profit	36,517	38,423	39,181	37,864
Loss from operations	(975)	(1,180)	24	(2,154)
Net loss	(1,783)	(2,225)	(890)	(2,419)
Net loss attributable to stockholders of NxStage Medical, Inc.	(1,276)	(1,732)	(166)	(1,597)
Net loss attributable to common stockholders	(1,276)	(1,732)	(166)	(1,597)
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.00)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or the Exchange Act,

means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on such evaluation, we have concluded that NxStage's internal control over financial reporting is effective as of December 31, 2017.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of NxStage's consolidated financial statements, has issued an attestation report on its assessment of NxStage's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NxStage Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NxStage Medical, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NxStage Medical, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission of the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2018

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
The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Election of Directors,” “Corporate Governance,” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement for our 2018 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Information About Executive and Director Compensation” and “Corporate Governance” contained in the proxy statement for our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Information About Executive and Director Compensation” contained in the proxy statement for our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” contained in the proxy statement for our 2018 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Corporate Governance” contained in the proxy statement for our 2018 annual meeting of stockholders.

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
February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Burbank	Chief Executive Officer and Director	February 16, 2018
Jeffrey H. Burbank	(Principal Executive Officer)

/s/ Matthew W. Towse	Chief Financial Officer and Senior Vice President	February 16, 2018
Matthew W. Towse	(Principal Financial and Accounting Officer)

/s/ Robert G. Funari	Chairman of the Board of Directors	February 16, 2018
Robert G. Funari

/s/ Heyward R. Donigan	Director	February 16, 2018
Heyward R. Donigan

/s/ Daniel A. Giannini	Director	February 16, 2018
Daniel A. Giannini

/s/ Earl R. Lewis	Director	February 16, 2018
Earl R. Lewis

/s/ Jean K. Mixer	Director	February 16, 2018
Jean K. Mixer

/s/ Craig W. Moore	Director	February 16, 2018
Craig W. Moore

/s/ Reid S. Perper	Director	February 16, 2018
Reid S. Perper

/s/ James J. Peters	Director	February 16, 2018
James J. Peters

EXHIBIT INDEX

			Incorporated by Reference to^
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC
2.1	Agreement and Plan of Merger, dated as of August 7, 2017, by and among Fresenius Medical Care Holdings, Inc., Broadway Renal Services, Inc., and NxStage Medical, Inc.	8-K	2.1	8/7/2017
3.1	Restated Certificate of Incorporation	S-1/A	3.4	10/7/2005
3.2	Second Amended and Restated By-Laws	10-Q	3	8/7/2017
4.1	Specimen certificate evidencing shares of common stock	S-1/A	4.1	10/7/2005
10.1#	2005 Stock Incentive Plan, as amended	DEF 14A	Appendix B	4/28/2011
10.2#	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan	S-1/A	10.22	10/20/2005
10.3#	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan	10-Q	10.3	5/8/2014
10.4#	2014 Omnibus Incentive Plan	DEF 14A	Appendix B	4/24/2014
10.5#	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan	10-K	10.5	2/28/2017
10.6#	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Incentive Plan	10-K	10.6	2/28/2017
10.7#	Form of Performance Share Award Agreement under the 2014 Omnibus Incentive Plan	10-K	10.7	2/28/2017
10.8#	2005 Employee Stock Purchase Plan, as amended	DEF 14A	Appendix A	4/23/2015
10.9#	Employment Agreement dated October 19, 2005 between the Registrant and Jeffrey H. Burbank	S-1/A	10.12	10/20/2005
10.10#	Third Amendment to Employment Agreement, dated August 5, 2017, between the Registrant and Jeffrey H. Burbank.	8-K	10.1	8/7/2017
10.11#	Employment Agreement dated October 18, 2005 between the Registrant and Joseph E. Turk, Jr.	S-1/A	10.15	10/20/2005
10.12#	Third Amendment to Employment Agreement, dated August 5, 2017, between the Registrant and Joseph E. Turk, Jr.	8-K	10.2	8/7/2017
10.13#	Employment Agreement dated October 18, 2005 between the Registrant and Winifred L. Swan	S-1/A	10.16	10/20/2005
10.14#	Employment Agreement dated November 27, 2006 between the Registrant and Robert S. Brown	10-K	10.10	3/16/2007
10.15#	Employment Agreement dated as of July 15, 2013 between the Registrant and Matthew W. Towse	10-Q	10.2	11/7/2013
10.16#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	10.21	9/21/2005
*10.17#	Director Compensation Policy
10.18	Credit Agreement dated as of June 9, 2014 among the Registrant and certain of its subsidiaries, Capital One Financial Corporation and Silicon Valley Bank	10-Q	10.1	8/7/2014
10.19†	Second Amended and Restated National Service Provider Agreement dated as of March 1, 2013 between the Registrant and DaVita Healthcare Partners Inc.	10-Q	10.1	7/25/2013
10.20†	Amendment to Second Amended and Restated National Service Provider Agreement dated as of June 13, 2016 between the Registrant and DaVita Healthcare Partners, Inc.	10-Q	10.1	8/4/2016
10.21†	Chronic Outpatient Therapy Agreement, as amended through January 10, 2014, between the Registrant and Fresenius USA Marketing, Inc.	10-Q/A	10.1	10/1/2014
10.22†	Supply Agreement dated as of January 5, 2007 between the Registrant and Membrana GmbH	10-K	10.27	3/16/2007
10.23†	Supply Agreement dated April 10, 2009 between the Registrant and Laboratorios PiSA SA de C.V.	10-Q/A	10.45	10/19/2009
10.24†	Amendment to Supply Agreement dated as of July 22, 2013 between Medisystems Corporation and Laboratorios PiSA SA de C.V.	10-Q	10.1	11/7/2013
10.25†	Technology and Trademark License Agreement effective June 15, 2009 between the Registrant and Asahi Kasei Kuraray Medical Co., Ltd.	10-Q	10.48	8/7/2009
10.26†	Lease dated as of June 22, 2011 between Registrant and 350 Riverwalk, LLC	10-Q/A	10.33	10/7/2011

*21	List of Subsidiaries
*23	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a or 15d-14a, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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