Form 10-Q
period 2018-03-31
NxStage Medical, Inc.
filed 2018-05-10
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
☐ Yes ☑ No
     There were 66,496,907 shares of the registrant's common stock outstanding as of the close of business on May 4, 2018.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,619	$64,928
Accounts receivable, net	38,689	31,625
Inventory	52,118	49,212
Prepaid expenses and other current assets	9,795	7,609
Total current assets	163,221	153,374
Property and equipment, net	59,458	60,262
Field equipment, net	23,446	24,264
Deferred cost of revenues	31,568	31,410
Intangible assets, net	7,154	7,660
Goodwill	42,748	42,748
Other assets	6,360	5,911
Total assets	$333,955	$325,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,443	$14,785
Accrued expenses	26,193	27,985
Current portion of long-term debt	105	101
Other current liabilities	4,716	4,559
Total current liabilities	46,457	47,430
Deferred revenues	47,205	46,874
Long-term debt	522	520
Other long-term liabilities	18,286	17,824
Total liabilities	112,470	112,648
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	(171)	(165)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 67,561,597 and 67,341,819 shares issued as of March 31, 2018 and December 31, 2017, respectively	67	67
Additional paid-in capital	660,769	657,640
Accumulated deficit	(416,982)	(421,593)
Accumulated other comprehensive loss	(2,514)	(3,673)
Treasury stock, at cost: 1,074,909 and 1,046,870 shares as of March 31, 2018 and December 31, 2017, respectively	(19,957)	(19,283)
Total NxStage Medical, Inc. stockholders' equity	221,383	213,158
Noncontrolling interests not subject to put provisions	273	(12)
Total stockholders' equity	221,656	213,146
Total liabilities and stockholders’ equity	$333,955	$325,629
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenues	$107,298	$96,829
Cost of revenues	61,133	55,639
Gross profit	46,165	41,190
Operating expenses:
Selling and marketing	18,055	16,770
Research and development	9,438	9,508
Distribution	9,342	7,643
General and administrative	10,460	8,950
Total operating expenses	47,295	42,871
Loss from operations	(1,130)	(1,681)
Other expense:
Interest expense, net	(109)	(203)
Other expense, net	(295)	(270)
	(404)	(473)
Net loss before income taxes	(1,534)	(2,154)
Provision for (benefit from) income taxes	264	(613)
Net loss	(1,798)	(1,541)
Less: Net loss attributable to noncontrolling interests	(339)	(352)
Net loss attributable to NxStage Medical, Inc.	$(1,459)	$(1,189)

Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding, basic and diluted	66,355	65,275

Other comprehensive income:
Unrealized income on derivative instruments, net of income taxes	461	2,184
Other income	698	721
Total other comprehensive income	1,159	2,905
Total comprehensive (loss) income	(639)	1,364
Less: Comprehensive loss attributable to noncontrolling interests	(339)	(352)
Total comprehensive (loss) income attributable to NxStage Medical, Inc.	$(300)	$1,716

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,798)	$(1,541)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	8,304	8,467
Stock-based compensation	2,697	2,574
Other	418	(623)
Changes in operating assets and liabilities:
Accounts receivable	(2,458)	(6,911)
Inventory	(7,302)	(7,848)
Prepaid expenses and other assets	(16)	(7)
Accounts payable	481	4,200
Accrued expenses and other liabilities	(1,417)	(4,579)
Deferred revenues	222	(1,026)
Net cash used in operating activities	(869)	(7,294)
Cash flows from investing activities:
Purchases of property and equipment	(1,092)	(1,605)
Net cash used in investing activities	(1,092)	(1,605)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	(268)	4,742
Repayments on loans and lines of credit	(14)	(75)
Repayments on capital leases	(399)	(338)
Net cash (used in) provided by financing activities	(681)	4,329
Foreign exchange effect on cash and cash equivalents	333	393
Decrease in cash and cash equivalents	(2,309)	(4,177)
Cash and cash equivalents, beginning of period	64,928	59,632
Cash and cash equivalents, end of period	$62,619	$55,455

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
We also operate a small number of NxStage Kidney Care dialysis centers, independently and in some instances as joint ventures, that treat end-stage renal disease (ESRD) patients directly. These centers provide us with the opportunity to innovate and foster new care delivery models to advance the standard of renal care across other markets. At these centers, we offer a range of treatment options, including home hemodialysis, peritoneal dialysis and flexible in-center hemodialysis.
We are headquartered in Lawrence, Massachusetts, with manufacturing facilities in Mexico, Germany and Italy. Through our international network of affiliates and distribution partners, patients in over 21 countries have been treated with our products.
Proposed Merger
On August 7, 2017, we entered into the Merger Agreement with Fresenius Medical Care Holdings, Inc. (Fresenius), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to certain conditions. At the closing of the Merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the Merger is conditioned, among other things, on receipt of regulatory approval from the U.S. Federal Trade Commission (FTC) and the expiration of applicable waiting periods, or extensions thereof, under the Hart-Scott-Rodino Act of 1976, as amended (HSR Act). Pursuant to the HSR Act, we and Fresenius each submitted pre-merger notification filings to the FTC and Department of Justice, Antitrust Division. On October 18, 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. By agreement with the FTC, the parties may voluntarily extend the time for closing beyond the expiration of the HSR Act waiting period. The parties continue to work to obtain FTC approval of the proposed transaction. On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to approve the Merger Agreement. In addition, the Merger has cleared antitrust review in Germany and the UK. See “Risk Factors” in Part I Item 1A of our 2017 Annual Report for additional information.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2017 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2017 Annual Report.
We adopted Accounting Standards Update (ASU) No. 2014-9: “Revenue from Contracts with Customers” (ASC 606) with a date of initial application of January 1, 2018. We applied ASC 606 using the cumulative effect method, i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are outlined in Note 2.
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
2. Summary of Significant Accounting Policies
Revenue Recognition
We recognize revenue from product sales and services when earned through fulfillment of our performance obligations. The amount of revenue recognized is based on the total consideration that we ultimately expect to collect relative to the good or service provided.
We estimate the standalone selling price for an individual performance obligation based on consideration of both industry and Company-specific factors, including the profit margin for similar products, the cost to produce the deliverable and the anticipated margin on that deliverable and the characteristics of the varying markets in which the deliverable is sold.
Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenues and reported on a net basis. In general, we do not have any significant extended payment terms as payment is received at or shortly after the point of sale. The expected costs associated with our standard product warranties continue to be recognized as expense when the products are sold. When shipping and handling activities are performed after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized.
System One Segment
We derive revenue in the home market primarily from sales of the System One hardware and sales of disposable products.
We enter into arrangements with customers that may include multiple elements including equipment lease transactions pursuant to the depot service model described below or equipment sales with no post-delivery obligations other than standard warranty obligations, disposable product sales and services. The transaction price is allocated to the elements including allocation to the lease and non-lease elements of the arrangement, where applicable, based on their relative standalone selling price and recognized pursuant to the applicable guidance.
System One hardware sales to dialysis clinic customers in the home market are made under the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care. Accordingly, we recognize upfront fees received from equipment transactions as revenue on a straight-line basis over the term of our remaining service obligation, which generally range between 5 and 7 years, and direct costs relating to the delivered equipment are classified in deferred cost of revenues and amortized over the same expected period as the related revenue. Disposable products sales are recognized in accordance with the contract terms.
We also offer a month-to-month System One hardware rental arrangements. Under these arrangements, revenue is recognized on a monthly basis in accordance with agreed upon arrangements with the customers.
Our sales arrangements with our international distributors are structured as direct product sales and have no significant post-delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms.
In the critical care market, we structure sales of the System One and disposable products as direct product sales and have no significant post-delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms. Certain of these arrangements provide for training, technical support and equipment service to our customers. We recognize training and technical support revenue when the related services are performed and our performance obligations are satisfied. In the case of equipment service contracts entered into after the initial standard warranty period, the service contract revenue is recognized ratably over the service period.
Some of our contracts with customers in the System One segment contain contractually determined volume discounts offered to similar classes of customers. In addition, in many agreements we offer rebates and discounts for early payment which result in the ultimate payment being variable. The variable consideration paid by the customer is estimated and recognized when we satisfy our performance obligation (generally upon delivery) to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized to date will not occur. We are able to reliably estimate the amount of rebates and discounts and record them as a reduction to revenue and accounts receivable at the time of sale.
In-Center Segment
Our In-Center segment sales are structured as direct product sales primarily through distributors, and we have no significant post-delivery obligations with the exception of standard warranty obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms.
Some of our distribution contracts for the In-Center segment contain rebates and discounts for early payment which results in the ultimate payment being variable. The variable fee paid by the distributor is estimated and recognized when we satisfy our performance obligation (generally upon delivery to the distributor) to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized to date will not occur. We are able to reliably estimate the amount of rebates/discounts and record them as a reduction to revenue and trade accounts receivable at the time of sale.
Services Segment
Revenues in our Services segment are derived from dialysis care services provided to patients at our NxStage Kidney Care dialysis centers.
Revenues are recognized in the period in which services are provided. For revenues associated with Medicare, Medicaid or commercial insurers with which we have formal agreements, revenue is recognized based on contractual rates or rates established by statute or regulation in the case of Medicare and Medicaid. For certain classes of payors, for example non-contracted commercial health insurance payors and amounts due from patients (including co-pay and deductible amounts), revenue is recognized based on our estimate of the consideration that will be ultimately received from the payor which results in the ultimate payment being variable. The variable fee is estimated using historical collections experience with similar classes of payors and recognized when we satisfy our performance obligation (when services are provided) to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized to date will not occur. Overall, these estimates reflect the Company’s best estimates of the amount of consideration to which it is entitled from these customers. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect revenues and earnings in the period such variances become known. Such changes, if material, will be disclosed in the period such variances become known.
Other
Other revenues relate to the manufacturing of dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi). Sales to Asahi are structured as direct product sales and we have no significant post-delivery obligations. Revenue from direct product sales is recognized upon delivery in accordance with contract terms.
Costs to Obtain or Fulfill a Contract
We capitalize commission fees as costs of obtaining a contract, when they are incremental and if they are expected to be recovered, and amortize them consistently with the pattern of transfer of the good to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred.
Direct costs related to the delivered equipment within the System One home market are capitalized as deferred cost of revenues and amortized over the same expected period as the related revenue.
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No customer represented more than 10% of accounts receivable at March 31, 2018 or December 31, 2017.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2017	$293
Provision	72
Usage	(114)
Balance at March 31, 2018	$251
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
In 2018, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of March 31, 2018, our expected non-discounted future cash flows for the majority of our centers indicated such carrying amounts were expected to be recovered. No impairment charge was recognized during the first quarter of 2018.
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
We had $12.8 million of long-lived assets at our Services segment at March 31, 2018. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
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
During 2017 and 2016 we utilized the qualitative assessment to assess the fair value of our System One and In-center reporting units and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value. During 2016, for our Services reporting unit, we utilized the quantitative assessment noting that the fair value of the reporting unit exceeds its carrying value, indicating that goodwill was not impaired. We estimated the fair value of our Services reporting unit using a discounted cash flow approach. Estimating the fair value of our Services reporting unit requires significant judgment in the selection of the valuation technique and assumptions used in cash flow projections, growth rates and discount rates. Our assumptions are based on our best estimates, using appropriate and customary market participant assumptions.
There have been no events or changes in circumstances since the date of our last goodwill impairment tests that would indicate it is more likely than not that the fair value of our reporting units is less than their carry value. Developing cash flow projections involves significant judgment with respect to patient additions and reimbursement rates, operating income, capital expenditures and changes in working capital. Reductions in our cash flow projections due to slower than expected patient ramp or lower than expected reimbursement rates, among other things, or adverse changes in certain valuation assumptions or changes in the reporting units net assets could result in a goodwill impairment charge of up to $1.1 million in our Services reporting unit in the future.
Recent Accounting Pronouncements
Recently Implemented Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-9: “Revenue from Contracts with Customers” (ASC 606). The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance was effective for us beginning January 1, 2018. We adopted ASC 606 using the modified retrospective method approach as of January 1, 2018. This approach was applied to all contracts not completed as of January 1, 2018.
We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See above in Note 2 for discussion of our updated Revenue Recognition policy.
We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. The adoption of ASC 606 impacted the timing of revenue recognition for our Services segment and resulted in enhanced footnote disclosures related to customer contracts as included in Note 3 to these condensed consolidated financial statements. It also modified the accounting for commissions fees as it requires such incremental and recoverable costs to be capitalized and amortized over the estimated life of the asset. Previously, these costs were expensed as incurred.
The cumulative effect of the changes made to our condensed consolidated balance sheet for the adoption of ASC 606 was as follows (in thousands):

	As Reported	Adjustment due to ASC 606
	December 31, 2017		January 1, 2018
ASSETS
Accounts receivable, net	$31,625	$4,553	$36,178
Prepaid expenses and other current assets	7,609	1,895	9,504
Deferred cost of revenues	31,410	(139)	31,271
Other assets	5,911	379	6,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noncontrolling interests subject to put provisions	(165)	51	(114)
Accumulated deficit	(421,593)	6,070	(415,523)
Noncontrolling interests not subject to put provisions	(12)	567	555
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2018 was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenue	$107,298	$108,434	$(1,136)
Cost of revenues	61,133	61,194	(61)
Selling and marketing	18,055	18,155	(100)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet at March 31, 2018 was as follows (in thousands):

	March 31, 2018
ASSETS	As Reported	Balance without adoption of ASC 606	Effect of Change
Accounts receivable, net	$38,689	$35,288	$3,401
Prepaid expenses and other current assets	9,795	7,801	1,994
Deferred cost of revenues	31,568	31,645	(77)
Other assets	6,360	5,981	379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noncontrolling interests subject to put provisions	$(171)	$(171)	$—
Accumulated deficit	(416,982)	(422,699)	5,717
Noncontrolling interests not subject to put provisions	273	295	(22)
Accumulated other comprehensive loss	(2,514)	(2,516)	2
The impacts noted above are primarily attributable to the change in the timing of revenue recognition for our Services segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services and accounting for capitalization of certain commissions.
In January 2016, the FASB issued ASU No. 2016-01: “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which impacts the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Among other things, the standard generally requires all equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) be measured at fair value through earnings. For those equity instruments that do not have readily determinable fair values, the standard permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer with such changes recognized in net income. The new guidance was effective for us beginning January 1, 2018. We have made this measurement alternative policy election for our equity investments without readily determinable fair values. The adoption of this standard did not have an impact on our financial position or results of operation.
Recent Accounting Pronouncements Not Yet Adopted

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
3. Revenues
The following table disaggregates our revenues by market (in thousands):

Three Months Ended March 31, 2018
System One segment
Home	$58,679
Critical Care	24,208
Total System One segment	82,887
In-Center segment	17,357
Other	2,820
Products subtotal	103,064
Services segment	5,419
Elimination of intersegment revenues	(1,185)
Total	$107,298
For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods, including changes to variable consideration estimates, was not material.
Capitalized commission fees are amortized consistently with the pattern of transfer of the good to which the asset relates which is approximately 21 months. Capitalized commission fees were $2.1 million and $2.0 million as of March 31, 2018 and January 1, 2018, respectively, and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. During the three months ended March 31, 2018, we recorded $0.6 million of amortization expense related to capitalized commissions, which is included in sales and marketing expense, and there was no impairment loss in relation to the costs capitalized.
Long-term deferred revenues primary relate to sales of System One hardware to dialysis clinic customers in the home market made under the depot service model which is deemed to be a lease element of the respective home transactions and, to a lesser extent, deferred revenue related to our Dialyzer Production Agreement with Asahi which is recognized in revenues on a straight-line basis over the expected term of the agreement. Other revenue expected to be recognized in future years related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is immaterial.
4. Inventory
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market (net realizable value). The components of inventory are as follows (in thousands):

	March 31, 2018	December 31, 2017
Purchased components	$15,162	$14,947
Work in process	14,849	13,433
Finished goods	22,107	20,832
Total	$52,118	$49,212
5. Property and Equipment, Field Equipment and Deferred Cost of Revenues
Accumulated depreciation on property and equipment was $60.5 million and $56.8 million at March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation on field equipment was $52.9 million and $51.6 million at March 31, 2018 and December 31, 2017, respectively. Accumulated amortization on deferred costs of revenues was $109.5 million and $106.3 million at March 31, 2018 and December 31, 2017, respectively.
6. Intangible Assets
Accumulated amortization of intangible assets was $27.5 million and $27.0 million at March 31, 2018 and December 31, 2017, respectively.
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	952	1,331
Unvested restricted stock	233	310
Total	1,185	1,641
8. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	March 31, 2018	December 31, 2017
Payroll, compensation and related benefits	$12,172	$13,195
Distribution expenses	4,199	4,914
Other	9,822	9,876
Total	$26,193	$27,985
The components of other current liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Capital lease obligations	$2,178	$2,131
Deferred revenue, current portion	1,571	1,473
Other	967	955
Total	$4,716	$4,559

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
Capital lease obligations	$11,702	$11,589
Lease incentive obligations	2,779	2,652
Benefit plan obligations	2,161	2,060
Other	1,644	1,523
Total	$18,286	$17,824
9. Segment Disclosures
We have three reportable business segments: System One, In-Center, and Services. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment, and Other category as our products business.
Our System One segment includes revenues from sales and rentals of the System One and PureFlow SL dialysate preparation equipment and the sale of disposable products to customers in the home market, including through our NxStage Kidney Care dialysis centers, and critical care market. The home market is devoted to the treatment of ESRD patients in the home or a home-like setting, including skilled nursing facilities, while the critical care market is devoted to the treatment of hospital-based patients with acute kidney failure or fluid overload. Some of our largest customers in the home market provide outsourced renal dialysis services to some of our customers in the critical care market. Sales of product to both markets are made primarily through dedicated sales forces and distributed directly to the customer, or the patient, with certain products sold through distributors.
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
The accounting policies of our reportable segments are described in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated, as necessary, in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. Our chief operating decision maker allocates resources to our business segments and assesses segment performance based on segment profit (loss), which consists of revenues less cost of revenues, selling and marketing and distribution expenses.
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended March 31, 2018
Revenues from external customers	$81,702	$17,357	$2,820	$5,419	$—	$107,298
Intersegment revenues	1,185	—	—	—	(1,185)	—
Revenues	82,887	17,357	2,820	5,419	(1,185)	107,298
Segment profit (loss)	21,720	2,299	(19,625)	(5,559)	35	(1,130)
Depreciation and amortization	5,435	488	1,084	1,343	(46)	8,304
Three Months Ended March 31, 2017
Revenues from external customers	$73,274	$15,606	$2,899	$5,050	$—	$96,829
Intersegment revenues	1,387	—	—	—	(1,387)	—
Revenues	74,661	15,606	$2,899	5,050	(1,387)	96,829
Segment profit (loss)	19,848	2,359	(18,261)	(5,605)	(22)	(1,681)
Depreciation and amortization	5,634	525	1,072	1,268	(32)	8,467

Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended March 31,
	2018	2017
DaVita	20%	20%
Fresenius	19%	19%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius Medical Care (Fresenius) are in the System One segment.
10. Commitments and Contingencies
Significant commitments and contingencies at March 31, 2018 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2017 Annual Report.
11. Income Taxes
We recognized a provision for income taxes during the three months ended March 31, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income of $0.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of $0.6 million during the three months ended March 31, 2017.
In accordance with Subject to Staff Accounting Bulletin 118, we recognized provisional tax impacts related to the Tax Cuts and Jobs Act of 2017 (Tax Reform) for the year ended December 31, 2017. Specifically, we remeasured our tax assets at December 31, 2017 based on the new Federal income tax rate of 21%. No additional adjustments were recorded in the current quarter.  We are still in the process of completing our evaluation of the impact of the Tax Reform on our financial statements. We will continue to make and refine our calculations as additional analysis is completed and gain a more thorough understanding of the Tax Reform.
As of March 31, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.9 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three months ended March 31, 2018.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$251	$304
Selling and marketing	827	856
Research and development	382	383
General and administrative	1,237	1,031
Total	$2,697	$2,574
Stock Options and Restricted Stock Units
The Company granted no new options during the three months ended March 31, 2018. The Company granted options to purchase 537,448 shares of common stock during the three months ended March 31, 2017 which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the three months ended March 31, 2017 was $10.02 per option.

The Company awarded no new restricted stock units during the three months ended March 31, 2018. The Company awarded 133,188 restricted stock units during the three months ended March 31, 2017, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the three months ended March 31, 2017 was $27.76 per unit.
13. Stockholders' Equity
We received 28,039 and 81,280 shares of common stock that were surrendered in payment for the exercise of stock options during the three months ended March 31, 2018 and 2017, respectively.
14. Noncontrolling Interest
As of March 31, 2018, we have 5 VIEs included in our consolidated financial statements all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At March 31, 2018 and December 31, 2017, total assets of our VIEs were $6.7 million and $5.6 million, and total liabilities and noncontrolling interests of our VIEs were $6.6 million and $5.8 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are contingently exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At March 31, 2018 the Company's noncontrolling interests subject to put provisions were $(0.2) million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$(12)	$625
Adjustment due to adoption of ASC 606	567	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	(282)	(328)
Balance at end of period	$273	$297
15. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of March 31, 2018 and December 31, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges was $25.8 million and $24.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net asset of $0.7 million at March 31, 2018 and a net asset of less than $0.1 million at December 31, 2017, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the three months ended March 31, 2018 and 2017. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended March 31, 2018
Foreign exchange forward contracts	$1,355	$554	Cost of revenues
Three Months Ended March 31, 2017
Foreign exchange forward contracts	$2,532	$(601)	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2017	$(1,284)	$(2,389)	$(3,673)
Other comprehensive income before reclassifications, net of $340 tax during 2018	1,015	698	1,713
Gain reclassified to earnings (1)	(554)	—	(554)
Total other comprehensive income, net of tax	461	698	1,159
Balance, net of tax, as of March 31, 2018	$(823)	$(1,691)	$(2,514)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the three months ended March 31, 2018.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,120	$—	$—	$35,120
Foreign exchange forward contracts (2)	—	813	—	813
Liabilities
Foreign exchange forward contracts (2)	$—	$96	$—	$96

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,020	$—	$—	$35,020
Foreign exchange forward contracts (2)	—	690	—	690
Liabilities
Foreign exchange forward contracts (2)	$—	$661	$—	$661

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at March 31, 2018 and December 31, 2017. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
At March 31, 2018 and December 31, 2017, we had an equity instrument without readily determinable fair values of $2.5 million for which we have elected the measurement alternative. We have evaluated this investment for any impairment, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2018.
18. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$4,187	$5,903
Transfers from field equipment to deferred cost of revenues	3,423	2,313
Market value of shares received in payment for exercise of stock options	674	2,295
PP&E financed by construction liability	58	109
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
The following discussion should be read with our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and notes and “Management's

Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2017, included in our 2017 Annual Report.
This Quarterly Report and certain information incorporated by reference herein contain forward-looking statements concerning our business, operations and financial condition, including statements with respect to:
•the growth of our business and the drivers of such growth;
•the ability of enhancements to our product portfolio to help us expand existing markets and enter new ones;
•achieving greater operating leverage and improved financial results in the future;

•	estimates of the number of end-stage renal disease (ESRD) patients that could be treated at home with the System One;
•patients' access to home and more frequent hemodialysis;
•sales to our key customers, including DaVita HealthCare Partners Inc. and Fresenius Medical Care;
•the adequacy of our funding;

•	expectations with respect to future demand for our products and revenue growth, with components of such revenue growth including sales of disposable products;
•future financial results for our System One, In-Center and Services segments, Other revenues and total company;

•	expectation of sustaining gross profit as a percentage of revenue in our System One segment above 50% and the underlying elements of such objective;

•	future selling and marketing, research and development, distribution, and general and administrative expenses and the drivers for such expenses;
•our manufacturing operations and supply chain; the scope, timing and impact of our research and development efforts;
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

•	the anticipated timing and likelihood of completion of our proposed merger of us with a subsidiary of Fresenius (Merger);

•	disruptions to our business operations due to the pendency of the proposed Merger;

•	anticipated benefits of manufacturing dialyzers for sale to Asahi Kasei Kuraray Medical Co. (Asahi) and future sales to Asahi;

•	our ability to withstand supply chain disruptions;

•	the scope and adequacy of patent protection with respect to our products; and
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
On August 7, 2017, we entered into a definitive Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 1, “Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation” to the unaudited condensed consolidated financial statements contained herein for additional information. We have incurred $1.4 million of incremental costs for the three months then ended March 31, 2018 for professional service fees and costs related to the performance based restricted stock unit awards being deemed earned pursuant to the terms of the Merger Agreement. The majority of these expenses have been recorded as general and administrative costs in our condensed consolidated statement of comprehensive loss.
Segment and Market Highlights
Our customers in the System One segment are highly consolidated. DaVita and Fresenius own and operate the two largest chains of dialysis clinics in the U.S. and are our two largest customers for products used in the home. Collectively, they provide treatment to more than two-thirds of U.S. dialysis patients and a similar portion of our home patients, and account for the majority of our System One segment revenues. Increased sales to DaVita and Fresenius have driven a large portion of our historical revenue growth and will be important to future growth. Our home market customer agreements with DaVita and Fresenius are intended to support the continued expansion of patient access to home hemodialysis with the System One, but like all our agreements with home market customers, these agreements are not requirements contracts and contain no minimum purchase volumes. Our home agreement with DaVita extends through December 31, 2018, with monthly renewals thereafter unless terminated by either party with 30 days' prior notice. Our home agreement with Fresenius continues to renew on a monthly basis unless we and Fresenius choose to modify the terms with an amendment or new agreement.
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 22% and 23% of our In-Center segment revenues for the three months ended March 31, 2018 and 2017, respectively. B. Braun Medical, Inc. accounted for 26% and 21% of our In-Center segment revenues for the three months ended March 31, 2018 and 2017, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 21% and 21% of our In-Center segment revenues for the three months ended March 31, 2018 and 2017, respectively, with all of Gambro's sales of our products being to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of March 31, 2018, we had $2.9 million reserved against trade accounts receivable for future distributor rebates and recorded $4.9 million and $4.0 million during the three months ended March 31, 2018 and 2017, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of March 31, 2018, we had $2.3 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $1.9 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of March 31, 2018 we have 21 centers operating in 13 states. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
We adopted ASC 606 with a date of initial application of January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed in Note 2. We applied ASC 606 using the cumulative effect method, i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are outlined in Note 2.
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$103,064	$93,166
Gross profit	$49,729	$44,650
Gross margin percentage	48%	48%
Income from operations	$4,394	$3,946
Services Segment
Revenues	$5,419	$5,050
Gross profit	$(3,599)	$(3,438)
Gross margin percentage	n/a	n/a
Loss from operations	$(5,559)	$(5,605)
Eliminations
Elimination of intersegment revenues	$(1,185)	$(1,387)
Elimination of intersegment gross profit	$35	$(22)
Total Company
Revenues	$107,298	$96,829
Gross profit	$46,165	$41,190
Gross margin percentage	43%	43%
Loss from operations	$(1,130)	$(1,681)
For several years, we have focused on operating and financial improvements. During the three months ended March 31, 2018 these efforts resulted in revenues increasing by 11% to $107.3 million versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2018 and beyond within our products business. At the same time, we expect operating losses in our Services segment to have a negative impact, along with costs related to the proposed merger, on our total operating performance in the near term.
Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues
Our revenues for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
System One segment
Home	$58,679	55%	$54,561	56%
Critical Care	24,208	22%	20,100	21%
Total System One segment	82,887	77%	74,661	77%
In-Center segment	17,357	16%	15,606	16%
Other	2,820	3%	2,899	3%
Products subtotal	103,064	96%	93,166	96%
Services segment	5,419	5%	5,050	5%
Elimination of intersegment revenues	(1,185)	(1)%	(1,387)	(1)%
Total	$107,298	100%	$96,829	100%
Home product revenues increased $4.1 million, or 8% for the three months ended March 31, 2018 versus the prior year comparable period, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally coupled with contractual price improvements. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $4.1 million, or 20% during the three months ended March 31, 2018 versus the prior year comparable period driven by higher sales of System One consumables. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues increased $1.8 million, or 11% for the three months ended March 31, 2018, versus the prior year comparable period. The overall increase is attributable to increased sales of our blood tubing sets. We expect In-Center segment revenues will increase modestly but may fluctuate due to inventory management policies at both our distributors and end users.
Other revenues for the three months ended March 31, 2018 and 2017 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi are expected to decline in 2018 due to lower volume.
Service segment revenues for the three months ended March 31, 2018 and 2017 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect Service segment revenues to increase modestly, but may fluctuate in the near term based on payor mix. Effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606. This resulted in a change to the timing of revenue recognition for our Services segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. Please refer to Note 2 to the accompanying financial statements for further discussion of the impact of our adoption of ASC 606.
Gross Profit (Loss)
Our gross profit (loss) for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
System One segment	$44,993	54%	$39,833	53%
In-Center segment	4,463	26%	4,620	30%
Subtotal	49,456	49%	44,453	49%
Other	273	n/a	197	n/a
Products subtotal	$49,729	48%	$44,650	48%
Services segment	(3,599)	n/a	(3,438)	n/a
Elimination of intersegment gross profit	35	n/a	(22)	n/a
Gross profit	$46,165	43%	$41,190	43%
Gross profit as a percentage of revenues for the System One segment improved versus the prior year comparable period primarily driven by contractual price improvements, currency exchange rates and product mix, offset in part by increased costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations in order to offset potential increases in material costs and labor rates.
Gross profit as a percentage of revenues for the In-Center segment decreased for the three months ended March 31, 2018, versus the prior year comparable period, driven primarily by changes in product mix and pricing offset by favorable currency exchange rates. We expect gross profit as a percentage of revenues will fluctuate as a result of competitive pricing pressures and changes in product mix.
The Other category relates to costs associated with the manufacturing of dialyzers for sale to Asahi, which have provided us with long term cost efficiencies through increased dialyzer production volumes.
The negative gross profit as a percentage of revenues incurred by our Services segment was driven by costs associated with continued support of our NxStage Kidney Care dialysis centers, many of which are not at scale. We expect the Services segment gross margin will continue to be negative in 2018.
In aggregate, we expect total company gross profit as a percentage of revenues will continue to be negatively impacted by projected losses from our Services segment in 2018.
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
System One segment	$14,457	17%	$12,713	17%
In-Center segment	1,638	9%	1,890	12%
Products subtotal	16,095	16%	14,603	16%
Services segment	1,960	36%	2,167	43%
Total Selling and marketing	$18,055	17%	$16,770	17%
Selling and marketing expenses increased $1.3 million, or 8% for the three months ended March 31, 2018 versus the prior year comparable period, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment decreased due to decreased personnel and personnel-related costs.
Selling and marketing expenses for our Services segment decreased $0.2 million, or 10% for the three months ended March 31, 2018, versus the prior year comparable period. The decrease was driven by decreased personnel and personnel related costs. These expenses include the personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
In aggregate, we anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.

Research and Development
Our research and development expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
Research and development	$9,438	9%	$9,508	10%
Research and development expenses remained consistent for the three months ended March 31, 2018 versus the prior year comparable period.
For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One and invest in our next-generation critical care and peritoneal dialysis systems to expand our product portfolio.
Distribution
Our distribution expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
System One segment	$8,816	11%	$7,272	10%
In-Center segment	526	3%	371	2%
Total Distribution	$9,342	9%	$7,643	8%
Distribution expenses increased $1.7 million, or 22% for the three months ended March 31, 2018 versus the prior year comparable period, driven primary by higher shipment volumes in the System One segment. Distribution expenses for the three months ended March 31, 2018 included costs associated with a consumable product quality issue and related expedited shipments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended March 31,
	2018		2017
General and administrative	$10,460	10%	$8,950	9%
General and administrative expenses increased by $1.5 million, or 17% for the three months ended March 31, 2018 versus the prior year comparable period. The increase was primarily due to professional service fees and other costs incurred in connection with the proposed merger. We recognized $1.1 million of expenses incurred in connection with the proposed merger during the three months ended March 31, 2018. We expect general and administrative expenses as a percentage of revenues will increase in 2018 compared to prior periods, driven by costs associated with the proposed merger.
Other Expense
Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during the three months ended March 31, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. However, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income of $0.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of $0.6 million during the three months ended March 31, 2017.

Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of March 31, 2018, our accumulated deficit was $417.0 million and we had cash and cash equivalents of $62.6 million, with substantially all of that cash located in the U.S., and working capital of $116.8 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of March 31, 2018, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above and any restrictions pursuant to the Merger Agreement, we had approximately $32 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.2 million at March 31, 2018 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the three months ended March 31, 2018 or 2017.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(869)	$(7,294)
Net cash used in investing activities	(1,092)	(1,605)
Net cash (used in) provided by financing activities	(681)	4,329
Foreign exchange effect on cash and cash equivalents	333	393
Net cash flow	$(2,309)	$(4,177)
Net cash used in operating activities. Net cash flows from operating activities increased by $6.4 million during the three months ended March 31, 2018, versus the prior year comparable period. Improvements in net loss after adjustments for non-cash items such as depreciation, amortization and stock-based compensation during 2018 when compared to 2017 coupled with timing of accounts receivable collections were offset by other working capital changes, primarily driven by the timing of payments to our vendors. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $1.2 million during the three months ended March 31, 2018, versus the prior year comparable period. Amortization of deferred revenues into revenues relating to sales of home equipment was $4.2 million and $4.7 million during the three months ended March 31, 2018 and 2017, respectively.
Net cash used in investing activities. For each of the periods above, net cash used in investing activities reflected purchases of property and equipment, related to expenditures for our manufacturing facilities as a result of our efforts to maintain and expand our manufacturing operations, coupled with the build-out of NxStage Kidney Care dialysis centers, along with purchases of information technology.

The decrease of $0.5 million in purchases of property and equipment was driven primarily by decreased spending associated with our NxStage Kidney Care dialysis centers. Capital expenditures for our NxStage Kidney Care centers were $0.1 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.
Net cash (used in) provided by financing activities. During the three months ended March 31, 2018 and 2017 we used $0.3 million and received $4.7 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both 2018 and 2017 was also reduced by cash used to pay our capital lease and debt obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2018 are described in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2017 Annual Report, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2).
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2017 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2018.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of this standard.
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
Investors should carefully consider the risk factors described below together with the other cautionary statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our 2017 Annual Report.
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

Currently, only four of the twelve Medicare contractor jurisdictions have issued formal local coverage determinations that describe medical justification for more frequent hemodialysis. In the remaining jurisdictions, medical justification is determined on a case-by-case basis. Recently, however, all Medicare contractors have issued proposed local coverage determinations setting forth a limited set of medical conditions that would constitute medical justification for more frequent hemodialysis in their respective jurisdictions. The proposed local coverage determinations are nearly identical across Medicare contractors and would cover all existing dialysis units. We believe the proposed local coverage determinations are inconsistent with long-standing Medicare policy, including that reiterated in recent Medicare payment rules, current clinical literature and locally accepted standards of care. In partnership with other provider, patient, and professional organizations, we have been actively engaged in the comment process for the proposed local coverage determinations. If the proposed local coverage determinations were adopted in their current form, they would adversely affect our business, financial condition and results of operation by significantly restricting patient access to home and more frequent hemodialysis.
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
We face competition from many sources.
The dialysis therapy industry is highly dynamic and we face competition from many sources, including those that are listed in the section of our 2017 Annual Report entitled “Business - Our Competition.” Our competitors may have significant competitive advantages by:

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

Further consolidation within the highly competitive dialysis industry may exacerbate these risks. In addition, new, well-funded entrants may enter the dialysis industry, such as CVS Health, which recently announced its intent to enter this market.
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
Following marketing approval, we must comply with numerous ongoing regulatory requirements, industry codes of conduct and consensus standards, including those described in the section of our 2017 Annual Report entitled “Business - Government Regulation.” Noncompliance with applicable regulations can result in, among other things:
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

In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of our 2017 Annual Report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and adversely impact our business, financial condition and results of operations.
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
The consummation of the Merger by Fresenius remains conditioned, among other things, on: (i) the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal, (ii) receipt of regulatory approval under the HSR Act or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act, and (iii) other customary closing conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During March 2018, we repurchased 28,039 shares of our common stock at a price of $24.05 per share that were delivered in payment for the exercise of employee stock options.
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
May 10, 2018