Form 10-Q
period 2018-06-30
NxStage Medical, Inc.
filed 2018-08-07
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
☐ Yes ☑ No
     There were 65,577,459 shares of the registrant's common stock outstanding as of the close of business on August 1, 2018.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,287	$64,928
Accounts receivable, net	34,506	31,625
Inventory	50,318	49,212
Prepaid expenses and other current assets	8,310	7,609
Total current assets	169,421	153,374
Property and equipment, net	55,484	60,262
Field equipment, net	23,848	24,264
Deferred cost of revenues	32,493	31,410
Intangible assets, net	6,639	7,660
Goodwill	42,748	42,748
Other assets	6,203	5,911
Total assets	$336,836	$325,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,958	$14,785
Accrued expenses	31,147	27,985
Current portion of long-term debt	99	101
Other current liabilities	4,185	4,559
Total current liabilities	50,389	47,430
Deferred revenues	47,559	46,874
Long-term debt	454	520
Other long-term liabilities	17,164	17,824
Total liabilities	115,566	112,648
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	(197)	(165)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 67,711,012 and 67,341,819 shares issued as of June 30, 2018 and December 31, 2017, respectively	68	67
Additional paid-in capital	665,186	657,640
Accumulated deficit	(419,680)	(421,593)
Accumulated other comprehensive loss	(4,578)	(3,673)
Treasury stock, at cost: 1,083,013 and 1,046,870 shares as of June 30, 2018 and December 31, 2017, respectively	(20,170)	(19,283)
Total NxStage Medical, Inc. stockholders' equity	220,826	213,158
Noncontrolling interests not subject to put provisions	641	(12)
Total stockholders' equity	221,467	213,146
Total liabilities and stockholders’ equity	$336,836	$325,629
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$106,970	$96,216	$214,268	$193,045
Cost of revenues	61,023	55,050	122,156	110,689
Gross profit	45,947	41,166	92,112	82,356
Operating expenses:
Selling and marketing	18,131	16,841	36,186	33,611
Research and development	10,593	9,027	20,031	18,535
Distribution	8,561	7,686	17,903	15,329
General and administrative	9,751	9,668	20,211	18,618
Total operating expenses	47,036	43,222	94,331	86,093
Loss from operations	(1,089)	(2,056)	(2,219)	(3,737)
Other expense:
Interest expense, net	(88)	(224)	(197)	(427)
Other expense, net	(672)	(321)	(967)	(591)
	(760)	(545)	(1,164)	(1,018)
Net loss before income taxes	(1,849)	(2,601)	(3,383)	(4,755)
Provision for (benefit from) income taxes	372	(22)	636	(635)
Net loss	(2,221)	(2,579)	(4,019)	(4,120)
Less: Net income (loss) attributable to noncontrolling interests	368	(490)	29	(842)
Net loss attributable to NxStage Medical, Inc.	$(2,589)	$(2,089)	$(4,048)	$(3,278)
Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Weighted-average shares outstanding, basic and diluted	66,552	65,821	66,552	65,544
Other comprehensive (loss) income:
Unrealized (loss) income on derivative instruments, net of income taxes	(822)	853	(361)	3,037
Other (loss) income	(1,242)	841	(544)	1,562
Total other comprehensive (loss) income	(2,064)	1,694	(905)	4,599
Total comprehensive (loss) income	(4,285)	(885)	(4,924)	479
Less: Comprehensive income (loss) attributable to noncontrolling interests	368	(490)	29	(842)
Total comprehensive (loss) income attributable to NxStage Medical, Inc.	$(4,653)	$(395)	$(4,953)	$1,321

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,019)	$(4,120)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	16,946	16,838
Stock-based compensation	4,977	5,324
Other	1,214	(211)
Changes in operating assets and liabilities:
Accounts receivable	1,379	607
Inventory	(12,744)	(15,160)
Prepaid expenses and other assets	773	(272)
Accounts payable	363	401
Accrued expenses and other liabilities	3,256	(2,159)
Deferred revenues	741	(1,446)
Net cash provided by (used in) operating activities	12,886	(198)
Cash flows from investing activities:
Purchases of property and equipment	(2,241)	(4,933)
Net cash used in investing activities	(2,241)	(4,933)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	1,650	8,121
Repayments on loans and lines of credit	(50)	(108)
Repayments on capital leases	(781)	(666)
Net cash provided by financing activities	819	7,347
Foreign exchange effect on cash and cash equivalents	(105)	991
Increase in cash and cash equivalents	11,359	3,207
Cash and cash equivalents, beginning of period	64,928	59,632
Cash and cash equivalents, end of period	$76,287	$62,839

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
Proposed Merger
On August 7, 2017, we entered into an Agreement and Plan of Merger (Merger Agreement) with Fresenius Medical Care Holdings, Inc. (Fresenius), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius (Merger), subject to certain conditions. At the closing of the Merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
The closing of the Merger is conditioned, among other things, on receipt of regulatory approval from the U.S. Federal Trade Commission (FTC) and the expiration of applicable waiting periods, or extensions thereof, under the Hart-Scott-Rodino Act of 1976, as amended (HSR Act). Pursuant to the HSR Act, we and Fresenius each submitted pre-merger notification filings to the FTC and Department of Justice, Antitrust Division. On October 18, 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. By agreement with the FTC, the parties may voluntarily extend the time for closing beyond the expiration of the HSR Act waiting period. The parties continue to work to obtain FTC approval of the proposed transaction. On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to approve the Merger Agreement. In addition, the Merger has cleared antitrust review in Germany. See “Risk Factors” in Part I Item 1A of our 2017 Annual Report (as defined below) for additional information. In an effort to advance the process of obtaining FTC clearance of the proposed Merger under the HSR Act, on July 10, 2018 we entered into an agreement to sell our bloodlines business operated under the Medisystems name to B. Braun Medical Inc. Consummation of that transaction is subject to (1) FTC approval of that transaction, (2) the closing of the Merger, (3) and other customary conditions.  The original end date for our Merger Agreement with Fresenius (End Date) was August 7, 2018. Fresenius had the option to extend the End Date for an additional 90 days to obtain required antitrust clearances. On July 30, 2018, Fresenius exercised this right, extending the End Date of the Merger Agreement from August 7, 2018 to November 5, 2018. The Merger Agreement may be terminated by us or Fresenius if the Merger is not closed by November 5, 2018, although Fresenius may extend the End Date for an additional 90 days under certain circumstances in order to obtain required antitrust clearances. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or (ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets.

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2017 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2017 Annual Report.
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
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. No customer represented more than 10% of accounts receivable at June 30, 2018 or December 31, 2017.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive loss. The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2017	$293
Provision	173
Usage	(224)
Balance at June 30, 2018	$242
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
In the second quarter of 2018, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of June 30, 2018, our expected non-discounted future cash flows for the majority of our centers indicated such carrying amounts were expected to be recovered. We recorded an impairment charge during the second quarter of 2018 of $0.1 million in cost of revenue to write-down certain center level assets within our Services segment.
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
We had $11.5 million of long-lived assets at our Services segment at June 30, 2018. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
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
During 2017 and 2016 we utilized the qualitative assessment to assess the fair value of our System One and In-center reporting units and concluded that it was more likely than not that the fair value of our reporting units was greater than their carrying value. During 2017, we also utilized the qualitative assessment to assess the fair value of our Services reporting unit and concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying value. During 2016, for our Services reporting unit, we utilized the quantitative assessment noting that the fair value of the reporting unit exceeds its carrying value, indicating that goodwill was not impaired. We estimated the fair value of our Services reporting unit using a discounted cash flow approach. Estimating the fair value of our Services reporting unit requires significant judgment in the selection of the valuation technique and assumptions used in cash flow projections, growth rates and discount rates. Our assumptions are based on our best estimates, using appropriate and customary market participant assumptions.
There have been no events or changes in circumstances since the date of our last goodwill impairment tests that would indicate it is more likely than not that the fair value of our reporting units is less than their carrying value. Developing cash flow projections involves significant judgment with respect to patient additions and reimbursement rates, operating income, capital expenditures and changes in working capital. Reductions in our cash flow projections due to slower than expected patient ramp or lower than expected reimbursement rates, among other things, or adverse changes in certain valuation assumptions or changes in the reporting units net assets could result in a goodwill impairment charge of up to $1.1 million in our Services reporting unit in the future.
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
The cumulative effect of the changes made to our condensed consolidated balance sheet for the adoption of ASC 606 was as follows (in thousands):

	As Reported	Adjustment due to ASC 606
	December 31, 2017		January 1, 2018
ASSETS
Accounts receivable, net	$31,625	$4,419	$36,044
Prepaid expenses and other current assets	7,609	1,895	9,504
Deferred cost of revenues	31,410	(139)	31,271
Other assets	5,911	379	6,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noncontrolling interests subject to put provisions	(165)	49	(116)
Accumulated deficit	(421,593)	5,961	(415,632)
Noncontrolling interests not subject to put provisions	(12)	544	532
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Adjustment to ASC 606	Effect of Change
Revenues	$106,970	$107,293	$(323)	$214,268	$215,727	$(1,459)
Cost of revenues	61,023	61,068	(45)	122,156	122,262	(106)
Selling and marketing	18,131	18,196	(65)	36,186	36,351	(165)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet at June 30, 2018 was as follows (in thousands):

	June 30, 2018
ASSETS	As Reported	Balance without adoption of ASC 606	Effect of Change
Accounts receivable, net	$34,506	$31,269	$3,237
Prepaid expenses and other current assets	8,310	6,269	2,041
Deferred cost of revenues	32,493	32,525	(32)
Other assets	6,203	5,805	398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noncontrolling interests subject to put provisions	$(197)	$(227)	$30
Accumulated deficit	(419,680)	(425,268)	5,588
Noncontrolling interests not subject to put provisions	641	619	22
Accumulated other comprehensive loss	(4,578)	(4,582)	4

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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02: "Accounting for Leases" which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU is required to be applied with a modified retrospective approach which gives the option of applying the new lease requirements as of the effective date with enhanced disclosure requirements for comparative periods presented under the current guidance or applying the new standard at the beginning of the earliest comparative period presented. The new guidance is effective for us beginning January 1, 2019 and early adoption is permitted. We are evaluating the method of adoption and the potential impact of the standard on our consolidated financial statements and related disclosures and are comparing our current policies and practices to the requirements of the standard. We have developed a project plan to develop processes and tools in order to adopt the standard on January 1, 2019. We have periodically briefed our Audit Committee on our progress made towards adoption.
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
3. Revenues
The following table disaggregates our revenues by market (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
System One segment
Home	$61,755	120,434
Critical Care	22,325	46,533
Total System One segment	84,080	166,967
In-Center segment	16,389	33,746
Other	2,522	5,342
Products subtotal	102,991	206,055
Services segment	5,184	10,603
Elimination of intersegment revenues	(1,205)	(2,390)
Total	$106,970	$214,268
For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods, including changes to variable consideration estimates, was not material.
Capitalized commission fees are amortized consistently with the pattern of transfer of the good to which the asset relates which is approximately 21 months. Capitalized commission fees were $2.2 million and $2.0 million as of June 30, 2018 and

January 1, 2018, respectively, and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. During the six months ended June 30, 2018, we recorded $1.2 million of amortization expense related to capitalized commissions, which is included in sales and marketing expense, and there was no impairment loss in relation to the costs capitalized.
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
4. Inventory
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market (net realizable value). The components of inventory are as follows (in thousands):

	June 30, 2018	December 31, 2017
Purchased components	$14,373	$14,947
Work in process	15,275	13,433
Finished goods	20,670	20,832
Total	$50,318	$49,212
5. Property and Equipment, Field Equipment and Deferred Cost of Revenues
Accumulated depreciation on property and equipment was $62.4 million and $56.8 million at June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation on field equipment was $53.3 million and $51.6 million at June 30, 2018 and December 31, 2017, respectively. Accumulated amortization on deferred costs of revenues was $112.8 million and $106.3 million at June 30, 2018 and December 31, 2017, respectively.
6. Intangible Assets
Accumulated amortization of intangible assets was $28.0 million and $27.0 million at June 30, 2018 and December 31, 2017, respectively.
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
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	1,102	1,002	1,030	1,166
Unvested restricted stock	160	196	196	260
Total	1,262	1,198	1,226	1,426
8. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

The components of accrued expenses are as follows (in thousands):

	June 30, 2018	December 31, 2017
Payroll, compensation and related benefits	$14,825	$13,195
Distribution expenses	5,419	4,914
Other	10,903	9,876
Total	$31,147	$27,985
The components of other current liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Capital lease obligations	$2,006	$2,131
Deferred revenue, current portion	1,309	1,473
Other	870	955
Total	$4,185	$4,559
The components of other long-term liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
Capital lease obligations	$10,908	$11,589
Lease incentive obligations	2,591	2,652
Benefit plan obligations	2,031	2,060
Other	1,634	1,523
Total	$17,164	$17,824
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

The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended June 30, 2018
Revenues from external customers	$82,875	$16,389	$2,522	$5,184	$—	$106,970
Intersegment revenues	1,205	—	—	—	(1,205)	—
Revenues	84,080	16,389	2,522	5,184	(1,205)	106,970
Segment profit (loss)	22,765	2,436	(20,458)	(5,867)	35	(1,089)
Depreciation and amortization	5,829	463	1,077	1,319	(46)	8,642
Three Months Ended June 30, 2017
Revenues from external customers	$74,197	14,326	2,836	4,857	$—	$96,216
Intersegment revenues	1,261	—	—	—	(1,261)	$—
Revenues	75,458	14,326	2,836	4,857	(1,261)	96,216
Segment profit (loss)	21,374	1,662	(18,582)	(6,493)	(17)	(2,056)
Depreciation and amortization	5,428	544	1,092	1,302	5	8,371
Six Months Ended June 30, 2018
Revenues from external customers	$164,577	$33,746	$5,342	$10,603	$—	$214,268
Intersegment revenues	2,390	—	—	—	(2,390)	—
Revenues	166,967	33,746	5,342	10,603	(2,390)	214,268
Segment profit (loss)	44,485	4,735	(40,083)	(11,426)	70	(2,219)
Depreciation and amortization	11,264	951	2,161	2,662	(92)	16,946
Six Months Ended June 30, 2017
Revenues from external customers	$147,471	29,932	5,735	9,907	$—	$193,045
Intersegment revenues	2,648	—	—	—	(2,648)	—
Revenues	150,119	29,932	5,735	9,907	(2,648)	193,045
Segment profit (loss)	41,222	4,021	(36,843)	(12,098)	(39)	(3,737)
Depreciation and amortization	11,062	1,069	2,164	2,570	(27)	16,838
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S.
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
DaVita	19%	20%	19%	20%
Fresenius	21%	20%	20%	19%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius are in the System One segment.
10. Commitments and Contingencies
Significant commitments and contingencies at June 30, 2018 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2017 Annual Report.
11. Income Taxes
We recognized a provision for income taxes during the three and six months ended June 30, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. In addition, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income of less than $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2017, respectively.
In accordance with Staff Accounting Bulletin 118, we recognized provisional tax impacts related to the Tax Cuts and Jobs Act of 2017 (Tax Reform) for the year ended December 31, 2017. Specifically, we remeasured our tax assets at December 31, 2017 based on the new Federal income tax rate of 21%. No additional adjustments were recorded in the current quarter.  We are still in the process of completing our evaluation of the impact of the Tax Reform on our financial statements. We will continue to make and refine our calculations as additional analysis is completed and gain a more thorough understanding of the Tax Reform.
As of June 30, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $0.9 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and six months ended June 30, 2018.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$220	$263	$471	$567
Selling and marketing	749	1,137	1,576	1,993
Research and development	311	334	693	717
General and administrative	1,000	1,016	2,237	2,047
Total	$2,280	$2,750	$4,977	$5,324
Stock Options and Restricted Stock Units
The Company granted no new options during the three and six months ended June 30, 2018. The Company granted options to purchase 130,430 and 667,878 shares of common stock during the three and six months ended June 30, 2017, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the six months ended June 30, 2017 was $9.94 per option.
The Company awarded no new restricted stock units during the three and six months ended June 30, 2018. The Company awarded 21,737 and 154,925 restricted stock units during the three and six months ended June 30, 2017, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the six months ended June 30, 2017 was $27.69 per unit.
13. Stockholders' Equity
We received 36,143 and 88,939 shares of common stock that were surrendered in payment for the exercise of stock options during the six months ended June 30, 2018 and 2017, respectively.
14. Noncontrolling Interest
As of June 30, 2018, we have 5 VIEs included in our consolidated financial statements, all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters. At June 30, 2018 and December 31, 2017, total assets of our VIEs were $7.3 million and $5.6 million, and total liabilities and noncontrolling interests of our VIEs were $8.2 million and $5.8 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are contingently exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At June 30, 2018 the Company's noncontrolling interests subject to put provisions were $(0.2) million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$273	$297	$(12)	$625
Adjustment due to adoption of ASC 606	(25)	—	542	—
Net loss attributable to noncontrolling interest in consolidated subsidiary	393	(442)	111	(770)
Balance at end of period	$641	$(145)	$641	$(145)
15. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany, and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of June 30, 2018 and December 31, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges was $25.5 million and $24.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net liability of $0.3 million at June 30, 2018 and a net asset of less than $0.1 million at December 31, 2017, respectively. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the six months ended June 30, 2018 and 2017. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.
The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Loss
Three Months Ended June 30, 2018
Foreign exchange forward contracts	$(535)	$421	Cost of revenues
Six Months Ended June 30, 2018
Foreign exchange forward contracts	$819	$975	Cost of revenues
Three Months Ended June 30, 2017
Foreign exchange forward contracts	$1,563	$121	Cost of revenues
Six Months Ended June 30, 2017
Foreign exchange forward contracts	$4,095	$(480)	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2017	$(1,284)	$(2,389)	$(3,673)
Other comprehensive income (loss) before reclassifications, net of $206 tax during 2018	614	(544)	70
Gain reclassified to earnings (1)	(975)	—	(975)
Total other comprehensive loss, net of tax	(361)	(544)	(905)
Balance, net of tax, as of June 30, 2018	$(1,645)	$(2,933)	$(4,578)
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the six months ended June 30, 2018.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,248	$—	$—	$35,248
Foreign exchange forward contracts (2)	—	261	—	261
Liabilities
Foreign exchange forward contracts (2)	$—	$545	$—	$545

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,020	$—	$—	$35,020
Foreign exchange forward contracts (2)	—	690	—	690
Liabilities
Foreign exchange forward contracts (2)	$—	$661	$—	$661

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.

The carrying amount of our long-term debt approximates fair value at June 30, 2018 and December 31, 2017. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
At June 30, 2018 and December 31, 2017, we had an equity instrument without readily determinable fair values of $2.5 million for which we have elected the measurement alternative. We have evaluated this investment for any impairment, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the six months ended June 30, 2018.
18. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$10,912	$10,254
Transfers from field equipment to deferred cost of revenues	7,770	4,983
Market value of shares received in payment for exercise of stock options	887	2,524
PP&E financed by construction liability	95	109
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
•sales to our key customers, including DaVita HealthCare Partners Inc. (DaVita) and Fresenius;
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
•the scope, timing and impact of our research and development efforts;
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
On August 7, 2017, we entered into the Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 1, “Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation” to the unaudited condensed consolidated financial statements contained herein for additional information. We have incurred $0.7 million and $2.1 million of incremental costs for the three and six months then ended June 30, 2018 for professional service fees and costs related to the performance based restricted stock unit awards being deemed earned pursuant to the terms of the Merger Agreement. The majority of these expenses have been recorded as general and administrative costs in our condensed consolidated statement of comprehensive loss.
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
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 22% and 20% of our In-Center segment revenues for the three months ended June 30, 2018 and 2017, respectively, and 22% and 21% for the six months ended June 30, 2018 and 2017, respectively. B. Braun Medical, Inc. accounted for 22% and 24% of our In-Center segment revenues for the three months ended June 30, 2018 and 2017, respectively, and 24% and 22% for the six months ended June 30, 2018 and 2017, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 21% and 24% of our In-Center segment revenues for the three months ended June 30, 2018 and 2017, respectively, and 21% and 22% for the six months ended June 30, 2018 and 2017 respectively, with all of Gambro's sales of our products being to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of June 30, 2018, we had $2.8 million reserved against trade accounts receivable for future distributor rebates and recorded $4.7 million and $3.9 million during the three months ended June 30, 2018 and 2017, respectively, and $9.6 million and $7.9 million during the six months ended June 30, 2018 and 2017, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of June 30, 2018, we had $2.6 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $2.3 million and $1.6 million during the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $3.0 million during the six months ended June 30, 2018 and 2017 respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of June 30, 2018 we have 21 centers operating in 13 states. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
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
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$102,991	$92,620	$206,055	$185,786
Gross profit	$49,526	$45,005	$99,255	$89,655
Gross margin percentage	48%	49%	48%	48%
Income from operations	$4,743	$4,454	$9,137	$8,400
Services Segment
Revenues	$5,184	$4,857	$10,603	$9,907
Gross profit	$(3,614)	$(3,822)	$(7,213)	$(7,260)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(5,867)	$(6,493)	$(11,426)	$(12,098)
Eliminations
Elimination of intersegment revenues	$(1,205)	$(1,261)	$(2,390)	$(2,648)
Elimination of intersegment gross profit	$35	$(17)	$70	$(39)
Total Company
Revenues	$106,970	$96,216	$214,268	$193,045
Gross profit	$45,947	$41,166	$92,112	$82,356
Gross margin percentage	43%	43%	43%	43%
Loss from operations	$(1,089)	$(2,056)	$(2,219)	$(3,737)
For several years, we have focused on operating and financial improvements. During the three and six months ended June 30, 2018, these efforts resulted in revenues for both periods increasing by 11% to $107.0 million and $214.3 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Driving continued improvements will remain an area of focus in 2018 and beyond within our products business. At the same time, we expect operating losses in our Services segment to have a negative impact, along with costs related to the proposed Merger, on our total operating performance in the near term.
Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenues
Our revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
System One segment
Home	$61,755	58%	$55,536	58%	$120,434	56%	$110,097	57%
Critical Care	22,325	21%	19,922	20%	46,533	22%	40,022	21%
Total System One segment	84,080	79%	75,458	78%	166,967	78%	150,119	78%
In-Center segment	16,389	15%	14,326	15%	33,746	16%	29,932	15%
Other	2,522	2%	2,836	3%	5,342	2%	5,735	3%
Products subtotal	102,991	96%	92,620	96%	206,055	96%	185,786	96%
Services segment	5,184	5%	4,857	5%	10,603	5%	9,907	5%
Elimination of intersegment revenues	(1,205)	(1)%	(1,261)	(1)%	(2,390)	(1)%	(2,648)	(1)%
Total	$106,970	100%	$96,216	100%	$214,268	100%	$193,045	100%
Home product revenues increased $6.2 million, or 11%, and $10.3 million, or 9%, for the three and six months ended June 30, 2018 versus the prior year comparable period, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally coupled with contractual price improvements. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $2.4 million, or 12%, and $6.5 million, or 16%, during the three and six months ended June 30, 2018 versus the prior year comparable period, respectively, driven by higher sales of System One consumables We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues increased $2.1 million, or 14%, and $3.8 million, or 13%, for the three and six months ended June 30, 2018, versus the prior year comparable period, respectively. The overall increase is attributable to increased sales of our blood tubing sets. We expect In-Center segment revenues will increase modestly but may fluctuate due to inventory management policies at both our distributors and end users.
Other revenues for the three and six months ended June 30, 2018 and 2017 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi are expected to decline in 2018 due to lower volume.
Service segment revenues for the three and six months ended June 30, 2018 and 2017 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect Service segment revenues to increase modestly, but may fluctuate in the near term based on payor mix. Effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606. This resulted in a change to the timing of revenue recognition for our Services segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. Please refer to Note 2 to the accompanying financial statements for further discussion of the impact of our adoption of ASC 606.
Gross Profit (Loss)
Our gross profit (loss) for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
System One segment	$45,163	54%	$41,114	54%	$90,156	54%	$80,947	54%
In-Center segment	4,477	27%	3,778	26%	8,940	26%	8,398	28%
Subtotal	49,640	49%	44,892	50%	99,096	49%	89,345	50%
Other	(114)	n/a	113	4%	159	n/a	310	5%
Products subtotal	$49,526	48%	$45,005	49%	99,255	48%	89,655	48%
Services segment	(3,614)	n/a	(3,822)	n/a	(7,213)	n/a	(7,260)	n/a
Elimination of intersegment gross profit	35	n/a	(17)	n/a	$70	n/a	$(39)	n/a
Gross profit	$45,947	43%	$41,166	43%	$92,112	43%	$82,356	43%
Gross profit as a percentage of revenues for the System One segment remained consistent versus the prior year comparable period primarily driven by contractual price improvements, currency exchange rates and product mix, offset in part by increased costs. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations in order to offset potential increases in material costs and labor rates.
Gross profit as a percentage of revenues for the In-Center segment increased for the three months ended June 30, 2018 versus the prior year comparable period, and decreased for the six months ended June 30, 2018 versus the prior year comparable period, driven primarily by changes in product mix and pricing offset by favorable currency exchange rates. We expect gross profit as a percentage of revenues will fluctuate as a result of competitive pricing pressures and changes in product mix.
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
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
System One segment	$14,253	17%	$12,399	16%	$28,710	17%	$25,112	17%
In-Center segment	1,625	10%	1,771	12%	3,263	10%	3,661	12%
Products subtotal	15,878	15%	14,170	15%	31,973	16%	28,773	15%
Services segment	2,253	43%	2,671	55%	4,213	40%	4,838	49%
Total Selling and marketing	$18,131	17%	$16,841	18%	$36,186	17%	$33,611	17%
Selling and marketing expenses increased $1.3 million, or 8%, and $2.6 million, or 8%, for the three and six months ended June 30, 2018 versus the prior year comparable period, respectively, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment decreased due to decreased personnel and personnel-related costs.
Selling and marketing expenses for our Services segment decreased $0.4 million, or 16%, and $0.6 million, or 13%, for the three and six months ended June 30, 2018, versus the prior year comparable period, respectively. The decrease was driven by decreased personnel and personnel-related costs from the prior year which had included the recognition of severance and other post termination costs of $0.8 million during the three and six months ended June 30, 2017. Selling and marketing expenses include the personnel and other costs associated with our market development activities to establish, develop and operate our

NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
In aggregate, we anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Research and development	$10,593	10%	$9,027	9%	$20,031	9%	$18,535	10%
Research and development expenses increased for the three and six months ended June 30, 2018 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and increased project related spending.
For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One and invest in our next-generation critical care and peritoneal dialysis systems to expand our product portfolio.
Distribution
Our distribution expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
System One segment	$8,145	10%	$7,341	10%	$16,961	10%	$14,613	10%
In-Center segment	416	3%	345	2%	942	3%	716	2%
Total Distribution	$8,561	8%	$7,686	8%	$17,903	8%	$15,329	8%
Distribution expenses increased $0.9 million, or 11%, and $2.6 million, or 17%, for the three and six months ended June 30, 2018 versus the prior year comparable period, respectively, driven primary by higher shipment volumes in the System One segment. Distribution expenses for the six months ended June 30, 2018 included costs associated with a consumable product quality issue and related expedited shipments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
General and administrative	$9,751	9%	$9,668	10%	$20,211	9%	$18,618	10%
General and administrative expenses remained consistent for the three months ended and increased by $1.6 million, or 9%, for the six months ended June 30, 2018 versus the prior year comparable period. The increase was primarily due to increased personnel and personnel-related costs and, for the six months ended June 30, 2018, professional service fees and other costs incurred in connection with the proposed merger. We recognized $0.5 million and $1.6 million of expenses incurred in connection with the proposed merger during the three and six months ended June 30, 2018, respectively. We expect general and administrative expenses as a percentage of revenues will remain consistent in 2018 compared to prior periods reflecting costs associated with the proposed merger.
Other Expense
Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.

Provision for Income Taxes
We recognized a provision for income taxes during the three and six months ended June 30, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. In addition, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive (loss) income of less than $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. This allocation has no impact on total comprehensive loss or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2017, respectively.
Liquidity and Capital Resources
We have operated at a loss since our inception in 1998. As of June 30, 2018, our accumulated deficit was $419.7 million and we had cash and cash equivalents of $76.3 million, with substantially all of that cash located in the U.S., and working capital of $119.0 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of June 30, 2018, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above and any restrictions pursuant to the Merger Agreement, we had approximately $29 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.0 million at June 30, 2018 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the six months ended June 30, 2018 or 2017.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$12,886	$(198)
Net cash used in investing activities	(2,241)	(4,933)
Net cash provided by financing activities	819	7,347
Foreign exchange effect on cash and cash equivalents	(105)	991
Net cash flow	$11,359	$3,207
Net cash provided by (used in) operating activities. Net cash flows from operating activities increased by $13.1 million during the six months ended June 30, 2018, versus the prior year comparable period. Improvements in net loss after adjustments for non-cash items such as depreciation, amortization and stock-based compensation during 2018 when compared to 2017 coupled with timing of accounts receivable collections and payments to our vendors were offset by other working capital changes. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.

Cash flow from deferred revenues improved by $2.2 million during the six months ended June 30, 2018, versus the prior year comparable period. Amortization of deferred revenues into revenues relating to sales of home equipment was $8.9 million and $9.0 million during the six months ended June 30, 2018 and 2017, respectively.
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
The decrease of $2.7 million in purchases of property and equipment was driven in part by decreased spending associated with our NxStage Kidney Care dialysis centers. Capital expenditures for our NxStage Kidney Care centers were $0.2 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively.
Net cash provided by financing activities. During the six months ended June 30, 2018 and 2017 we received $1.7 million and $8.1 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both 2018 and 2017 was also reduced by cash used to pay our capital lease and debt obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2018 are described in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2018 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2017 Annual Report, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2).
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2017 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and six months ended June 30, 2018.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payors for dialysis treatments. With a vast majority of U.S. patients with end-stage renal disease covered by Medicare, the Medicare reimbursement rate is an important factor in a customer’s decision to use the System One or our other products and limits the prices we may charge for our products. The Centers for Medicare and Medicaid Services has issued the 2019 proposed rule for the end-stage renal disease prospective payment system, which proposes to increase the base reimbursement rate by only 1.5% over 2018 rates. Commercial insurance payors may also exert downward pressure on payment rates for dialysis services. A reduction in reimbursement rates for dialysis treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their home hemodialysis programs.
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
Our home market relies upon an equipment service swap model and, for some of our customers, a month-to-month equipment rental model that requires us to effectively manage our System One and PureFlow SL field equipment. While a majority of System One equipment sold in the home market is paid for upfront by our customers versus on a monthly basis, this may change due to pressures within the healthcare industry to reduce capital spending and other factors. Increases in our field equipment assets would increase our ongoing cash requirements to fund working capital. In addition, our gross margins may be negatively impacted if we have excess equipment deployed and unused in the field. If we are unable to successfully track, service and redeploy equipment, we could incur increased costs, realize increased cash requirements and have material write-offs of equipment. This would negatively impact our working capital requirements and future profitability.
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
In the course of performing our business we obtain, from time to time, confidential patient health information and other personal information. Federal and state laws, as well as the laws of foreign countries, protect the confidentiality of certain patient health information, in particular individually identifiable information, and other personal information, and restrict the use and disclosure of that information. A description of these laws is included in the section of our 2017 Annual Report entitled “Business - Government Regulation - Privacy and Security.” Complying with the privacy and security requirements of such laws imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health or other personal information against improper use and disclosure, we could lose customers and be exposed to liability, including potential civil and criminal penalties and contractual liabilities, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and adversely impact our business, financial condition and results of operations. As this is an area of increased legislation and regulation at the state, federal and foreign level, we anticipate compliance related costs relating to data privacy will continue to increase, and it is possible that new laws or regulations in this area may further restrict our business operations.
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
We import disposable medical supplies into the U.S. from our manufacturing facilities and vendors located outside the U.S. We have manufacturing facilities in Mexico, Germany and Italy and export various components and assemblies related to those operations. To a lesser but increasing degree, we also export finished goods from the U.S. to foreign countries. The import and export of these items are subject to extensive and complex laws and regulations. If we fail to comply with these laws or regulations, or fail to interpret our obligations accurately, we may be subject to significant fines, liabilities, import holds and a disruption in our ability to deliver product. The U.S. federal government has imposed tariffs on a large number of products imported from China and has called for substantial changes to trade policies which may include changes to existing trade agreements, including but not limited to the North American Free Trade Agreement. Changes to capital and exchange controls, expropriation or other restrictive government actions could adversely affect our business. We also are subject to changes in tax and tariff regulations abroad that could increase our costs and reduce our margins. If there are modifications to the Generalized System of Preferences or cancellation of the Nairobi Protocol tariff classifications that apply to our products such that our products would be subject to duties, our expenses could increase and our profitability may be negatively impacted.
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
One of the conditions to consummation of the proposed Merger is receipt of regulatory approval under the HSR Act, or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act. There can be no assurance that such regulatory approval to consummate the proposed Merger will be obtained. If such regulatory approval is obtained, there can be no assurance as to the timing of such approval, our ability to obtain the approval on satisfactory terms or in the absence of any litigation challenging such approval. In October 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The Second Request extended the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request. In an effort to advance the process of obtaining FTC clearance of the proposed Merger under the HSR Act, on July 10, 2018 we entered into an agreement to sell our bloodlines business operated under the Medisystems name to B. Braun Medical Inc.  Consummation of that transaction is subject to (1) FTC approval of that transaction, (2) the closing of the Merger, (3) and other customary conditions.  We hope to be able to obtain FTC clearance of the proposed Merger with Fresenius prior to November 5, 2018, the new End Date for our Merger Agreement, however, there can be no assurance that such clearance will be obtained.
At any time before or after the consummation of the proposed Merger (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, FTC or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Merger and seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Merger does not receive, or timely receive, the required regulatory approval and clearance, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may adversely affect our business, financial condition and results of operations, as well as the price per share for our common stock, at least in the near term.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During May 2018, we repurchased 4,149 shares of our common stock at a price of $26.10 per share that were delivered in payment for the exercise of employee stock options.
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
August 7, 2018