Form 10-Q
period 2018-09-30
NxStage Medical, Inc.
filed 2018-11-07
CIK 1333170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Yes ☑ No
     There were 66,684,692 shares of the registrant's common stock outstanding as of the close of business on November 1, 2018.

NXSTAGE MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Note Regarding Nomenclature
For convenience, in this Quarterly Report “NxStage,” “we,” “us,” and “the Company” refer to NxStage Medical, Inc. and our consolidated subsidiaries, taken as a whole.
Note Regarding Trademarks
NxStage® is a registered trademark of NxStage Medical, Inc. PureFlowTM and System OneTM are trademarks of NxStage Medical, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$81,944	$64,928
Accounts receivable, net	66,127	31,625
Inventory	53,353	49,212
Prepaid expenses and other current assets	9,819	7,609
Total current assets	211,243	153,374
Property and equipment, net	55,106	60,262
Field equipment, net	22,925	24,264
Deferred cost of revenues	33,012	31,410
Intangible assets, net	6,131	7,660
Goodwill	42,748	42,748
Other assets	6,284	5,911
Total assets	$377,449	$325,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,811	$14,785
Accrued expenses	34,854	27,985
Current portion of long-term debt	101	101
Other current liabilities	3,989	4,559
Total current liabilities	58,755	47,430
Deferred revenues	75,568	46,874
Long-term debt	444	520
Other long-term liabilities	17,069	17,824
Total liabilities	151,836	112,648
Commitments and contingencies (Note 10)
Noncontrolling interests subject to put provisions	(291)	(165)
Stockholders’ equity:
Undesignated preferred stock: par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.001 per share, 100,000,000 shares authorized; 67,756,628 and 67,341,819 shares issued as of September 30, 2018 and December 31, 2017, respectively	68	67
Additional paid-in capital	667,620	657,640
Accumulated deficit	(418,799)	(421,593)
Accumulated other comprehensive loss	(3,527)	(3,673)
Treasury stock, at cost: 1,083,013 and 1,046,870 shares as of September 30, 2018 and December 31, 2017, respectively	(20,170)	(19,283)
Total NxStage Medical, Inc. stockholders' equity	225,192	213,158
Noncontrolling interests not subject to put provisions	712	(12)
Total stockholders' equity	225,904	213,146
Total liabilities and stockholders’ equity	$377,449	$325,629
See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$108,122	$97,295	$322,390	$290,340
Cost of revenues	61,589	56,688	183,745	167,377
Gross profit	46,533	40,607	138,645	122,963
Operating expenses:
Selling and marketing	17,549	16,984	53,735	50,595
Research and development	9,698	11,222	29,729	29,757
Distribution	8,636	8,065	26,539	23,394
General and administrative	9,388	12,619	29,599	31,237
Total operating expenses	45,271	48,890	139,602	134,983
Income (loss) from operations	1,262	(8,283)	(957)	(12,020)
Other income (expense):
Interest expense, net	(69)	(168)	(266)	(595)
Other income (expense), net	109	26	(858)	(565)
	40	(142)	(1,124)	(1,160)
Net income (loss) before income taxes	1,302	(8,425)	(2,081)	(13,180)
Provision for (benefit from) income taxes	512	469	1,148	(166)
Net income (loss)	790	(8,894)	(3,229)	(13,014)
Less: Net loss attributable to noncontrolling interests	(91)	(449)	(62)	(1,291)
Net income (loss) attributable to NxStage Medical, Inc.	$881	$(8,445)	$(3,167)	$(11,723)
Add: Accretion to redemption value of noncontrolling interests	(68)	(481)	(68)	(481)
Net income (loss) attributable to common stockholders	$813	$(8,926)	$(3,235)	$(12,204)

Net income (loss) per common share:
Basic	$0.01	$(0.14)	$(0.05)	$(0.19)
Diluted	$0.01	$(0.14)	$(0.05)	$(0.19)
Weighted-average shares outstanding:
Basic	66,660	66,082	66,522	65,723
Diluted	68,009	66,082	66,522	65,723

Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments, net of income taxes	538	(661)	177	2,376
Other income (loss)	513	268	(31)	1,830
Total other comprehensive income (loss)	1,051	(393)	146	4,206
Total comprehensive income (loss)	1,841	(9,287)	(3,083)	(8,808)
Less: Comprehensive loss attributable to noncontrolling interests	(91)	(449)	(62)	(1,291)
Total comprehensive income (loss) attributable to NxStage Medical, Inc.	$1,932	$(8,838)	$(3,021)	$(7,517)

See accompanying notes to these condensed consolidated financial statements.

NXSTAGE MEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,229)	$(13,014)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	25,630	25,321
Stock-based compensation	7,061	8,684
Other	1,636	1,183
Changes in operating assets and liabilities:
Accounts receivable	(30,212)	2,443
Inventory	(20,726)	(18,154)
Prepaid expenses and other assets	(198)	604
Accounts payable	5,150	(1,886)
Accrued expenses and other liabilities	7,081	(1,286)
Deferred revenues	28,514	(1,906)
Net cash provided by operating activities	20,707	1,989
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(100)
Purchase of cost method investment	—	(2,500)
Purchases of property and equipment	(4,364)	(7,550)
Net cash used in investing activities	(4,364)	(10,150)
Cash flows from financing activities:
Issuance of shares under stock incentive plans, net of payroll taxes paid	2,067	11,019
Proceeds from loans, lines of credit and capital lease obligations	—	452
Repayments on loans and lines of credit	(64)	(126)
Repayments on capital leases	(1,191)	(981)
Net cash provided by financing activities	812	10,364
Foreign exchange effect on cash and cash equivalents	(139)	1,144
Increase in cash and cash equivalents	17,016	3,347
Cash and cash equivalents, beginning of period	64,928	59,632
Cash and cash equivalents, end of period	$81,944	$62,979

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
Proposed Merger
On August 7, 2017, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with Fresenius Medical Care Holdings, Inc. (Fresenius), pursuant to which we will merge with a wholly-owned subsidiary of Fresenius (Merger), subject to certain conditions. At the closing of the Merger, all outstanding shares of our common stock (except those held by us, Fresenius or its wholly-owned subsidiaries or any stockholders properly exercising their appraisal rights under the General Corporation Law of the State of Delaware) would be converted into the right to receive $30.00 per share in cash, subject to any applicable tax withholdings.
Fresenius' obligation to close the Merger is conditioned on (1) receipt of regulatory approval from the U.S. Federal Trade Commission (FTC) and the expiration of applicable waiting periods, or extensions thereof, under the Hart-Scott-Rodino Act of 1976, as amended (HSR Act), (2) the absence of any governmental law or order preventing the consummation of the transaction and (3) NxStage's compliance, in all material respects, with our covenants under the Merger Agreement. Pursuant to the HSR Act, we and Fresenius each submitted pre-merger notification filings to the FTC and Department of Justice, Antitrust Division. On October 18, 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request, unless that period is terminated sooner by the FTC. By agreement with the FTC, the parties may voluntarily extend the time for closing beyond the expiration of the HSR Act waiting period. The parties continue to work to obtain FTC approval of the proposed transaction. On October 27, 2017, the stockholders of NxStage Medical, Inc. voted to approve the Merger Agreement. In addition, the Merger has cleared antitrust review in Germany. See “Risk Factors” in Part I Item 1A of our 2017 Annual Report (as defined below) for additional information. In an effort to advance the process of obtaining FTC clearance of the proposed Merger under the HSR Act, on July 10, 2018 we entered into an agreement to sell our bloodlines business operated under the Medisystems name to B. Braun Medical Inc. Consummation of that transaction is subject to (1) FTC approval of that transaction, (2) the closing of the Merger, (3) and other customary conditions.  The original end date for our Merger Agreement with Fresenius (End Date) was August 7, 2018. We have agreed with Fresenius to extend the End Date to February 5, 2019 to obtain required antitrust clearances. The Merger Agreement may be terminated by us or Fresenius if the Merger is not closed by February 5, 2019. The Merger Agreement generally requires each party to use its reasonable best efforts to obtain all consents and clearances required under any antitrust law, except that Fresenius is not required (i) to litigate against a governmental entity or (ii) to divest or to take any other actions with respect to any assets or business of Fresenius, its subsidiaries or the Company, other than, if necessary to obtain antitrust clearances, with respect to certain Company assets.
Fresenius is required to pay us a termination fee of $100 million (the Reverse Termination Fee) if the Merger Agreement is terminated by us or Fresenius (i) if the End Date has passed or (ii) if a court or other governmental entity issues a final, nonappealable order or takes any other actions that permanently prohibits the Merger or makes closing the Merger illegal (in each case because approval under applicable antitrust laws remains the only unsatisfied closing condition).
We would be required to pay Fresenius a termination fee of $60 million (the Termination Fee) if all of the following conditions were applicable: (i) the Merger Agreement is terminated because the End Date has passed or we have breached a covenant, (ii) an alternative acquisition proposal has been publicly made and not publicly withdrawn at least ten days prior to the termination, and (iii) within 12 months following such termination, we enter into an alternative acquisition agreement or an alternative acquisition is consummated. Nonetheless, we will not be required to pay the Termination Fee if the Merger Agreement is terminated due to failure to obtain required antitrust approvals by the End Date and Fresenius is required to pay the Reverse Termination Fee.
The Merger Agreement includes customary representations, warranties and covenants. Pursuant to the Merger Agreement, we agreed to use commercially reasonable efforts to operate our business in all material respects in the ordinary course until closing.
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, and related notes, are unaudited but, in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, that are necessary for fair statement of the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under these rules, we have condensed or omitted certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (GAAP). Our accounting policies are described in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) and updated, as necessary, in this Quarterly Report on Form 10-Q (Quarterly Report). Operating results for any interim period are not necessarily indicative of results for the entire year or future periods. The December 31, 2017 condensed consolidated balance sheet contained herein was derived from audited financial statements, but does not include all disclosures that would be required for audited financial statements under GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2017 Annual Report.
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
We enter into arrangements with customers that may include multiple elements including equipment lease or licensing transactions pursuant to the depot service model described below or equipment sales with no post-delivery obligations other than standard warranty obligations, disposable product sales and services. The transaction price is allocated to the elements including allocation to the lease and non-lease elements of the arrangement, where applicable, based on their relative standalone selling price and recognized pursuant to the applicable guidance.
System One hardware sales to dialysis clinic customers in the home market are made under the depot service model whereby equipment requiring service is picked up and a replacement device is shipped to the site of care. Accordingly, we recognize upfront fees received from equipment transactions as revenue on a straight-line basis over the term of our remaining service obligation, which generally range between 5 and 7 years, and direct costs relating to the delivered equipment are classified in deferred cost of revenues and amortized over the same expected period as the related revenue. Beginning in the third quarter of 2018, we entered into a long-term licensing arrangement with one of our customers. Under this new arrangement, a number of this customer’s previously purchased units were converted to a license arrangement in order to extend access to the service pool under the service depot model for a period beyond the initial contractual period. The customer agreed to pay up-front the fees related to this multiyear license. This amount is reflected as an increase in accounts receivable and deferred revenue as of the end of the period, and the amount in deferred revenue will be amortized on a straight line basis over the term. Disposable products sales are recognized in accordance with the contract terms.
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
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to whom we make substantial sales. One customer represented 40% of accounts receivable at September 30, 2018. Payment has been received against the majority of these receivables and as of October 15, 2018, the outstanding amount for this customer represented less than 10% of accounts receivable. No customer represented more than 10% of accounts receivable at December 31, 2017.
Warranty Costs
We accrue estimated costs that we may incur under our product warranty programs at the time the product revenue is recognized, based on contractual rights and historical experience. Warranty expense is included in cost of revenues in the condensed consolidated statements of comprehensive income (loss). The following is a rollforward of our warranty accrual (in thousands):

Balance at December 31, 2017	$293
Provision	588
Usage	(336)
Balance at September 30, 2018	$545
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

In the third quarter 2018, events and circumstances have indicated that certain long-lived tangible assets in the Services segment may not be recoverable. Therefore, a recoverability test was performed at the center level by comparing the carrying value of each center to its estimated future undiscounted cash flows, within the initial lease term (which is the equivalent to the depreciable life of the centers' most significant asset, its leasehold improvements). As of September 30, 2018, our expected non-discounted future cash flows for the majority of our centers indicated such carrying amounts were expected to be recovered. We recorded an impairment charge during the second quarter of 2018 of $0.1 million in cost of revenue to write-down certain center level assets within our Services segment.
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
We had $11.3 million of long-lived assets at our Services segment at September 30, 2018. It is reasonably possible that our cash flow projections may change in the near term resulting in the need to record an impairment charge for at least some portion of these assets.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balance without adoption of ASC 606	Effect of Change	As Reported	Balance without adoption of ASC 606	Effect of Change
Revenues	$108,122	$108,259	$(137)	$322,390	$323,986	$(1,596)
Cost of revenues	61,589	61,630	(41)	183,745	183,892	(147)
Selling and marketing	17,549	17,619	(70)	53,735	53,970	(235)
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet at September 30, 2018 was as follows (in thousands):

	September 30, 2018
ASSETS	As Reported	Balance without adoption of ASC 606	Effect of Change
Accounts receivable, net	$66,127	$63,027	$3,100
Prepaid expenses and other current assets	9,819	7,708	2,111
Deferred cost of revenues	33,012	33,003	9
Other assets	6,284	5,886	398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noncontrolling interests subject to put provisions	$(291)	$(295)	$4
Accumulated deficit	(418,799)	(424,386)	5,587
Noncontrolling interests not subject to put provisions	712	688	24
Accumulated other comprehensive loss	(3,527)	(3,530)	3
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
3. Revenues
The following table disaggregates our revenues by market (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
System One segment
Home	$62,387	$182,821
Critical Care	22,958	69,491
Total System One segment	85,345	252,312
In-Center segment	15,943	49,689
Other	2,503	7,845
Products subtotal	103,791	309,846
Services segment	5,453	16,056
Elimination of intersegment revenues	(1,122)	(3,512)
Total	$108,122	$322,390
For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods, including changes to variable consideration estimates, was not material.
Capitalized commission fees are amortized consistently with the pattern of transfer of the good to which the asset relates which is approximately 21 months. Capitalized commission fees were $2.3 million and $2.0 million as of September 30, 2018 and January 1, 2018, respectively, and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheet. During the nine months ended September 30, 2018, we recorded $1.8 million of amortization expense related to capitalized commissions, which is included in sales and marketing expense, and there was no impairment loss in relation to the costs capitalized.
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
4. Inventory
Inventory includes material, labor and overhead, and is stated at lower of cost (first-in, first-out) or market (net realizable value). The components of inventory are as follows (in thousands):

	September 30, 2018	December 31, 2017
Purchased components	$14,695	$14,947
Work in process	14,530	13,433
Finished goods	24,128	20,832
Total	$53,353	$49,212
5. Property and Equipment, Field Equipment and Deferred Cost of Revenues
Accumulated depreciation on property and equipment was $65.7 million and $56.8 million at September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation on field equipment was $76.8 million and $51.6 million at September 30, 2018 and December 31, 2017, respectively. Accumulated amortization on deferred costs of revenues was $93.8 million and $106.3 million at September 30, 2018 and December 31, 2017, respectively.
6. Intangible Assets
Accumulated amortization of intangible assets was $28.5 million and $27.0 million at September 30, 2018 and December 31, 2017, respectively.
7. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing loss attributable to NxStage Medical, Inc. common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted income (loss) per share is similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
The following potential common stock equivalents, as calculated using the treasury stock method, were not included in the computation of diluted net loss per share for the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017 as their effect would have been anti-dilutive due to the net loss incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	1,165	1,069	1,074	1,126
Unvested restricted stock	184	327	202	238
Total	1,349	1,396	1,276	1,364
8. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities
The components of accrued expenses are as follows (in thousands):

	September 30, 2018	December 31, 2017
Payroll, compensation and related benefits	$17,502	$13,195
Distribution expenses	5,217	4,914
Other	12,135	9,876
Total	$34,854	$27,985
The components of other current liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Capital lease obligations	$1,996	$2,131
Deferred revenue, current portion	1,146	1,473
Other	847	955
Total	$3,989	$4,559
The components of other long-term liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
Capital lease obligations	$10,765	$11,589
Lease incentive obligations	2,432	2,652
Benefit plan obligations	2,129	2,060
Other	1,743	1,523
Total	$17,069	$17,824
9. Segment Disclosures
We have three reportable business segments: System One, In-Center and Services. The operating results of NxStage Kidney Care are included in our Services segment. We refer to our System One segment, In-Center segment and Other category as our products business.
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
The following summarizes the operating performance of our reportable segments (in thousands):

	System One	In-Center	Other	Services	Intersegment Elimination	Total
Three Months Ended September 30, 2018
Revenues from external customers	$84,223	$15,943	$2,503	$5,453	$—	$108,122
Intersegment revenues	1,122	—	—	—	(1,122)	—
Revenues	85,345	15,943	2,503	5,453	(1,122)	108,122
Segment profit (loss)	23,526	2,036	(19,065)	(5,270)	35	1,262
Depreciation and amortization	5,904	454	1,069	1,303	(46)	8,684
Three Months Ended September 30, 2017
Revenues from external customers	$73,479	$15,465	$3,392	$4,959	$—	$97,295
Intersegment revenues	1,197	—	—	—	(1,197)	—
Revenues	74,676	15,465	3,392	4,959	(1,197)	97,295
Segment profit (loss)	18,799	2,131	(23,602)	(5,626)	15	(8,283)
Depreciation and amortization	5,539	564	1,088	1,318	(26)	8,483
Nine Months Ended September 30, 2018
Revenues from external customers	$248,800	$49,689	$7,845	$16,056	$—	$322,390
Intersegment revenues	3,512	—	—	—	(3,512)	—
Revenues	252,312	49,689	7,845	16,056	(3,512)	322,390
Segment profit (loss)	68,011	6,771	(59,148)	(16,696)	105	(957)
Depreciation and amortization	17,168	1,405	3,230	3,965	(138)	25,630
Nine Months Ended September 30, 2017
Revenues from external customers	$220,950	$45,397	$9,127	$14,866	$—	$290,340
Intersegment revenues	3,845	—	—	—	(3,845)	—
Revenues	224,795	45,397	9,127	14,866	(3,845)	290,340
Segment profit (loss)	60,021	6,152	(60,445)	(17,724)	(24)	(12,020)
Depreciation and amortization	16,601	1,633	3,252	3,888	(53)	25,321
Substantially all of our revenues are derived from the sale of the System One and related products, which cannot be used with any other dialysis system, and from needles and blood tubing sets in the U.S..
The following table summarizes the number of customers who individually make up greater than ten percent of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
DaVita	19%	20%	19%	20%
Fresenius	21%	20%	20%	19%
Sales to DaVita HealthCare Partners Inc. (DaVita) and Fresenius are in the System One segment.
10. Commitments and Contingencies
Significant commitments and contingencies at September 30, 2018 are consistent with those discussed in Note 10 to the consolidated financial statements in our 2017 Annual Report.
11. Income Taxes
We recognized a provision for income taxes during the three and nine months ended September 30, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. In addition, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive income (loss) of $0.1 million for both the three months ended September 30, 2018 and 2017 and $1.1 million for the nine months ended September 30, 2017. This allocation has no impact on total comprehensive income (loss) or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, respectively.
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
As of September 30, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $1.0 million, including a nominal accrual for interest and penalties of less than $0.1 million. There have been no significant changes to these amounts during the three and nine months ended September 30, 2018.
12. Stock-Based Compensation
Stock-based Compensation Expense
The following table presents stock-based compensation expense included in our condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$214	$335	$685	$902
Selling and marketing	738	1,054	2,314	3,047
Research and development	311	437	1,004	1,154
General and administrative	821	1,534	3,058	3,581
Total	$2,084	$3,360	$7,061	$8,684
Stock Options and Restricted Stock Units
The Company granted no new options during the three and nine months ended September 30, 2018. The Company granted options to purchase 7,480 and 675,358 shares of common stock during the three and nine months ended September 30, 2017, which vest based on continued employment over a period of one to four years. The weighted-average fair value of options granted during the nine months ended September 30, 2017 was $9.92 per option.
The Company awarded no new restricted stock units during the three and nine months ended September 30, 2018. The Company awarded 20,970 and 175,895 restricted stock units during the three and nine months ended September 30, 2017, which vest based on continued employment over a period of three to four years. The weighted-average fair value of these restricted stock units awarded during the nine months ended September 30, 2017 was $27.23 per unit.
13. Stockholders' Equity
We received 36,143 and 97,828 shares of common stock that were surrendered in payment for the exercise of stock options during the nine months ended September 30, 2018 and 2017, respectively.
14. Noncontrolling Interest
As of September 30, 2018, we have 4 VIEs included in our consolidated financial statements, all of which are NxStage Kidney Care dialysis centers. We are the managing member or we have a majority seat on the entity’s board of managers, manage these entities through a management services agreement.
The analysis upon which these consolidation determinations rest are complex, involve uncertainties and require significant judgment on various matters. At September 30, 2018 and December 31, 2017, total assets of our VIEs were $6.2 million and $5.6 million, respectively, and total liabilities and noncontrolling interests of our VIEs were $5.8 million and $5.8 million, respectively.
We have potential obligations to purchase the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These obligations are in the form of put provisions and are contingently exercisable at the third-party owners' discretion given specific facts and circumstances as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase all the third-party owners' noncontrolling interests at a fair value at the time of exercise pursuant to the terms of the agreement. At September 30, 2018 the Company's noncontrolling interests subject to put provisions were $(0.3) million and none of the rights were exercisable.
The following table sets forth the changes in noncontrolling interest not subject to put provisions for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$641	$(145)	$(12)	$625
Adjustment due to adoption of ASC 606	—	—	542	—
Accretion to redemption value of noncontrolling interests	68	481	68	481
Reclassification of noncontrolling interest subject to put provision	—	(744)	—	(744)
Net loss attributable to noncontrolling interest in consolidated subsidiary	3	(376)	114	(1,146)
Balance at end of period	$712	$(784)	$712	$(784)
15. Derivative Instruments and Hedging
We operate manufacturing and service facilities in Mexico, Germany and Italy, and we purchase materials and pay our employees at those facilities in pesos and euros, and as such, we are potentially exposed to adverse as well as beneficial movements in currency exchange rates. We enter into foreign exchange forward contracts to minimize the impact of currency exchange rate fluctuations on these peso and euro denominated expenses. These contracts have durations of up to twelve months and are designated as cash flow hedges. The counterparties to these foreign exchange forward contracts are creditworthy financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material. As of September 30, 2018 and December 31, 2017, the notional amount of our outstanding contracts that are designated as cash flow hedges was $21.9 million and $24.1 million, respectively. The fair value of these contracts is recorded on the balance sheet within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position. The fair value of these contracts was a net asset of $0.3 million at September 30, 2018 and a net asset of less than $0.1 million at December 31, 2017. The cash flows related to our currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.
Gains or losses related to hedge ineffectiveness recognized in earnings were not material during the nine months ended September 30, 2018 and 2017. Given the short-term nature of our contracts, any gains or losses recorded within accumulated other comprehensive income (loss) will be recognized in earnings within the next twelve months.

The following table presents the effect of these contracts designated as cash flow hedges on our condensed consolidated financial statements (in thousands):

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Classification within the Condensed Consolidated Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2018
Foreign exchange forward contracts	$84	$(240)	Cost of revenues
Nine Months Ended September 30, 2018
Foreign exchange forward contracts	$903	$735	Cost of revenues
Three Months Ended September 30, 2017
Foreign exchange forward contracts	$116	$733	Cost of revenues
Nine Months Ended September 30, 2017
Foreign exchange forward contracts	$4,211	$254	Cost of revenues
16. Accumulated Other Comprehensive (Loss) Income
The following additional information is provided with respect to the accumulated other comprehensive (loss) income as presented on the condensed consolidated balance sheets (in thousands):

	Unrealized gain (loss) on derivative instruments	Other (2)	Total
Balance, net of tax, as of December 31, 2017	$(1,284)	$(2,389)	$(3,673)
Other comprehensive income (loss) before reclassifications, net of tax	903	(22)	881
Gain reclassified to earnings (1)	(735)	—	(735)
Total other comprehensive income (loss), net of tax	168	(22)	146
Balance, net of tax, as of September 30, 2018	$(1,116)	$(2,411)	$(3,527)
(1) Reclassifications of gains (losses) on derivative instruments are included in cost of revenues on the condensed consolidated statement of comprehensive income (loss). See Note 15, Derivative Instruments and Hedging for further information.
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
We did not have any transfers between Level 1 and Level 2 and Level 3 during the nine months ended September 30, 2018.
The following tables present assets and liabilities measured at fair value on a recurring basis and their level within the value hierarchy (in thousands):

September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,397	$—	$—	$35,397
Foreign exchange forward contracts (2)	—	732	—	732
Liabilities
Foreign exchange forward contracts (2)	$—	$407	$—	$407

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds (1)	$35,020	$—	$—	$35,020
Foreign exchange forward contracts (2)	—	690	—	690
Liabilities
Foreign exchange forward contracts (2)	$—	$661	$—	$661

(1)	Money market funds are included within cash and cash equivalents.

(2)	Foreign exchange forward contracts are included within prepaid expenses and other current assets or accrued expenses depending on the gain (loss) position.
The carrying amount of our long-term debt approximates fair value at September 30, 2018 and December 31, 2017. The fair value of our long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to us for debt of the same or similar remaining maturities. Within the hierarchy of fair value measurements, these are Level 2 inputs.
The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents (including money market funds), accounts receivable, prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
At September 30, 2018 and December 31, 2017, we had an equity instrument without readily determinable fair values of $2.5 million for which we have elected the measurement alternative. We have evaluated this investment for any impairment, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the nine months ended September 30, 2018.
18. Supplemental Cash Flow Information
The following additional information is provided with respect to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Noncash Investing and Financing Activities:
Transfers from inventory to field equipment	$15,649	$13,709
Transfers from field equipment to deferred cost of revenues	11,875	7,570
Market value of shares received in payment for exercise of stock options	887	2,771
PP&E financed by construction liability	95	109
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
On August 7, 2017, we entered into the Merger Agreement, pursuant to which we will merge with a wholly-owned subsidiary of Fresenius, subject to the conditions set forth therein. See “Risk Factors” in Part II Item 1A of this Quarterly Report and Note 1, “Nature of Operations, Proposed Merger, Basis of Presentation and Principles of Consolidation” to the unaudited condensed consolidated financial statements contained herein for additional information. We have incurred $0.6 million and $2.6 million of incremental costs for the three and nine months ended September 30, 2018, respectively, and $4.1 million and $4.3 million during the three and nine months ended September 30, 2017, respectively, for professional service fees and costs related to the performance based restricted stock unit awards being deemed earned pursuant to the terms of the Merger Agreement. The majority of these expenses have been recorded as general and administrative costs in our condensed consolidated statement of comprehensive income (loss).
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
Our In-Center segment revenues are highly concentrated in several significant purchasers. Henry Schein, Inc., accounted for 20% and 23% of our In-Center segment revenues for the three months ended September 30, 2018 and 2017, respectively, and 21% and 22% for the nine months ended September 30, 2018 and 2017, respectively. B. Braun Medical, Inc. accounted for 22% and 22% of our In-Center segment revenues for the three months ended September 30, 2018 and 2017, respectively, and 24% and 22% for the nine months ended September 30, 2018 and 2017, respectively. Gambro AB (a subsidiary of Baxter International, Inc.) accounted for 22% and 17% of our In-Center segment revenues for the three months ended September 30, 2018 and 2017, respectively, and 21% and 21% for the nine months ended September 30, 2018 and 2017 respectively, with all of Gambro's sales of our products being to DaVita.
We offer certain distributors rebates based on sales to specific end users. Our revenues are presented net of these rebates. For our System One segment, as of September 30, 2018, we had $3.0 million reserved against trade accounts receivable for future distributor rebates and recorded $4.7 million and $3.7 million during the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $11.5 million during the nine months ended September 30, 2018 and 2017, respectively, as a reduction of revenues in connection with distributor rebates. For the In-Center segment, as of September 30, 2018, we had $2.5 million reserved against trade accounts receivable for future estimated distributor rebates and recorded $2.0 million and $2.0 million during the three months ended September 30, 2018 and 2017, respectively, and $6.1 million and $5.0 million during the nine months ended September 30, 2018 and 2017 respectively, as a reduction of revenues in connection with distributor rebates.
Our Services segment includes revenues from dialysis services provided to patients at our NxStage Kidney Care dialysis centers. As of September 30, 2018 we have 20 centers operating in 13 states. At these centers, we provide patients with a range of therapy options to address their clinical and lifestyle needs. For appropriate patients, such therapies may include home hemodialysis, flexible in-center hemodialysis and peritoneal dialysis.
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
Financial Performance
The following table summarizes our consolidated results (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Products Business (System One Segment, In-Center Segment & Other)
Revenues	$103,791	$93,533	$309,846	$279,319
Gross profit	$49,827	$44,333	$149,082	$133,988
Gross margin percentage	48%	47%	48%	48%
Income (loss) from operations	$6,497	$(2,672)	$15,634	$5,728
Services Segment
Revenues	$5,453	$4,959	$16,056	$14,866
Gross profit	$(3,329)	$(3,741)	$(10,542)	$(11,001)
Gross margin percentage	n/a	n/a	n/a	n/a
Loss from operations	$(5,270)	$(5,626)	$(16,696)	$(17,724)
Eliminations
Elimination of intersegment revenues	$(1,122)	$(1,197)	$(3,512)	$(3,845)
Elimination of intersegment gross profit	$35	$15	$105	$(24)
Total Company
Revenues	$108,122	$97,295	$322,390	$290,340
Gross profit	$46,533	$40,607	$138,645	$122,963
Gross margin percentage	43%	42%	43%	42%
Income (loss) from operations	$1,262	$(8,283)	$(957)	$(12,020)
For several years, we have focused on operating and financial improvements. During the three and nine months ended September 30, 2018, these efforts resulted in revenues for both periods increasing by 11% to $108.1 million and $322.4 million, respectively, versus the prior year comparable periods with sales in the home and critical care markets principally driving the growth. Our financial results for the third quarter 2018 also represent the first quarter of profitable operations since inception. Driving continued improvements will remain an area of focus in 2018 and beyond within our products business. At the same time, we expect operating losses in our Services segment to have a negative impact, along with costs related to the proposed Merger, on our total operating performance in the near term.
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues
Our revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
System One segment
Home	$62,387	58%	$55,852	57%	$182,821	57%	$165,949	57%
Critical Care	22,958	21%	18,824	20%	69,491	22%	58,846	20%
Total System One segment	85,345	79%	74,676	77%	252,312	79%	224,795	77%
In-Center segment	15,943	15%	15,465	16%	49,689	15%	45,397	16%
Other	2,503	2%	3,392	3%	7,845	2%	9,127	3%
Products subtotal	103,791	96%	93,533	96%	309,846	96%	279,319	96%
Services segment	5,453	5%	4,959	5%	16,056	5%	14,866	5%
Elimination of intersegment revenues	(1,122)	(1)%	(1,197)	(1)%	(3,512)	(1)%	(3,845)	(1)%
Total	$108,122	100%	$97,295	100%	$322,390	100%	$290,340	100%
Home product revenues increased $6.5 million, or 12%, and $16.9 million, or 10%, for the three and nine months ended September 30, 2018 versus the prior year comparable period, respectively, driven primarily by the increase in the number of patients prescribed to use the System One both in the U.S. and internationally. We expect future demand for our products and revenue growth in the home market to be strong as we further penetrate this market, both in the U.S. and internationally, and leverage the annuity nature of our business. We further expect that our System One segment revenues will be susceptible to fluctuations in equipment sales, changes in purchasing patterns and subsequent inventory levels at our international distributors and changes in currency exchange rates.
Critical Care product revenues increased $4.1 million, or 22%, and $10.6 million, or 18%, during the three and nine months ended September 30, 2018 versus the prior year comparable period, respectively, driven by higher sales of System One consumables. We expect future demand for our products and revenue growth to be strong as we seek to further penetrate this market and leverage the annuity nature of our business. However, sales of our System One equipment in critical care may fluctuate due to timing of sales and the overall capital spending environment of our customers.
In-Center segment revenues increased $0.5 million, or 3%, and $4.3 million, or 9%, for the three and nine months ended September 30, 2018, versus the prior year comparable period, respectively. The overall increase is attributable to increased sales of our blood tubing sets. We expect In-Center segment revenues will increase modestly but may fluctuate due to inventory management policies at both our distributors and end users.
Other revenues for the three and nine months ended September 30, 2018 and 2017 relate to dialyzers sold to Asahi. The fluctuation in revenues was due to changes in volume. Sales to Asahi are expected to decline in 2018 due to lower volume.
Service segment revenues for the three and nine months ended September 30, 2018 and 2017 relate to dialysis services provided to patients at our NxStage Kidney Care dialysis centers. We expect Service segment revenues to increase modestly, but may fluctuate in the near term based on payor mix. Effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606. This resulted in a change to the timing of revenue recognition for our Services segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. Please refer to Note 2 to the accompanying financial statements for further discussion of the impact of our adoption of ASC 606.
Gross Profit (Loss)
Our gross profit (loss) for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
System One segment	$45,674	54%	$39,671	53%	$135,830	54%	$120,618	54%
In-Center segment	4,132	26%	4,423	29%	13,072	26%	12,821	28%
Subtotal	49,806	49%	44,094	49%	148,902	49%	133,439	49%
Other	21	n/a	239	7%	180	n/a	549	6%
Products subtotal	$49,827	48%	$44,333	47%	$149,082	48%	$133,988	48%
Services segment	(3,329)	n/a	(3,741)	n/a	(10,542)	n/a	(11,001)	n/a
Elimination of intersegment gross profit	35	n/a	15	n/a	105	n/a	(24)	n/a
Gross profit	$46,533	43%	$40,607	42%	$138,645	43%	$122,963	42%
Gross profit as a percentage of revenues for the System One segment increased for the three months ended September 30, 2018 versus the prior year comparable period, primarily driven by product mix, offset in part by unfavorable exchange rates. Gross profit as a percentage of revenues for the System One segment remained consistent for the nine months ended September 30, 2018. We expect to sustain gross profit as a percentage of revenues in our System One segment above 50% as we continue to work to lower costs through process improvements, increase volume and improve our manufacturing operations in order to offset potential increases in material costs and labor rates.
Gross profit as a percentage of revenues for the In-Center segment decreased for the three months ended September 30, 2018 versus the prior year comparable period, primarily driven by unfavorable exchange rates, product mix and increased product costs. Gross profit as a percentage of revenues for the In-Center segment decreased for the nine months ended September 30, 2018 versus the prior year comparable period, driven primarily by changes in product mix and exchange rates. We expect gross profit as a percentage of revenues will fluctuate as a result of competitive pricing pressures and changes in product mix.
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
Selling and Marketing
Our selling and marketing expenses and selling and marketing expenses as a percentage of revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
System One segment	$13,984	16%	$13,191	18%	$42,694	17%	$38,303	17%
In-Center segment	1,624	10%	1,908	12%	4,887	10%	5,569	12%
Products subtotal	15,608	15%	15,099	16%	47,581	15%	43,872	16%
Services segment	1,941	36%	1,885	n/a	6,154	38%	6,723	n/a
Total Selling and marketing	$17,549	16%	$16,984	17%	$53,735	17%	$50,595	17%
Selling and marketing expenses increased $0.6 million, or 3%, and $3.1 million, or 6%, for the three and nine months ended September 30, 2018 versus the prior year comparable period, respectively, but remained relatively consistent as a percentage of revenues.
Selling and marketing expenses for the System One segment increased due to increased personnel and personnel-related costs. Selling and marketing for the In-Center segment decreased due to decreased personnel and personnel-related costs.
Selling and marketing expenses for our Services segment increased $0.1 million, or 3%, and decreased $0.6 million, or 8%, for the three and nine months ended September 30, 2018, versus the prior year comparable period, respectively. The decrease for the nine months ended September 30, 2018 was driven by decreased personnel and personnel-related costs from the prior year which had included the recognition of severance and other post termination costs of $0.8 million during the nine months ended September 30, 2017. Selling and marketing expenses include the personnel and other costs associated with our market development activities to establish, develop and operate our NxStage Kidney Care dialysis centers, including administrative support functions directly related to the support of this initiative.
In aggregate, we anticipate that selling and marketing expenses will continue to increase but remain relatively consistent as a percentage of revenues in the near term.
Research and Development
Our research and development expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Research and development	$9,698	9%	$11,222	12%	$29,729	9%	$29,757	10%
Research and development expenses decreased by $1.5 million, or 14%, for the three months ended September 30, 2018 and remained relatively consistent for the nine months ended September 30, 2018 versus the prior year comparable period, respectively. The decrease was primarily due to timing of project related spending.
For the near term, we expect research and development expenses will increase as we seek to further develop and enhance the System One and invest in our next-generation critical care and peritoneal dialysis systems to expand our product portfolio.
Distribution
Our distribution expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
System One segment	$8,164	10%	$7,681	10%	$25,125	10%	$22,294	10%
In-Center segment	472	3%	384	2%	1,414	3%	1,100	2%
Total Distribution	$8,636	8%	$8,065	8%	$26,539	8%	$23,394	8%
Distribution expenses increased $0.6 million, or 7%, and $3.1 million, or 13%, for the three and nine months ended September 30, 2018, respectively, versus the prior year comparable period, driven primary by higher shipment volumes in the System One segment. Distribution expenses for the nine months ended September 30, 2018 included costs associated with a consumable product quality issue and related expedited shipments. We expect that distribution expenses will remain consistent as a percentage of revenues at least in the near term.
General and Administrative
Our general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as percentages of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
General and administrative	$9,388	9%	$12,619	13%	$29,599	9%	$31,237	11%
General and administrative expenses decreased by $3.2 million, or 26%, and $1.6 million, or 5%, for the three and nine months ended September 30, 2018, respectively, versus the prior year comparable period, respectively. The decrease was primarily due to lower professional service fees and other costs incurred in connection with the proposed merger. We recognized $0.4 million and $2.0 million of expenses incurred in connection with the proposed merger during the three and nine months ended September 30, 2018, respectively, and $3.6 million and $3.9 million during the three and nine months ended September 30, 2017, respectively. We expect general and administrative expenses as a percentage of revenues will decrease versus prior periods reflecting costs associated with the proposed merger.

Other Expense
Interest expense, net includes interest income and interest costs and other fees related to our debt obligations, including capital leases.
Other expense, net includes foreign currency gains and losses.
Provision for Income Taxes
We recognized a provision for income taxes during the three and nine months ended September 30, 2018 and 2017 related to the profitable operations of certain foreign subsidiaries. In addition, the provision recognized during both periods includes the impact of an allocation of U.S. tax expense between continuing operations and total other comprehensive income (loss) of $0.1 million for both the three months ended September 30, 2018 and 2017 and $1.1 million for the nine months ended September 30, 2017. This allocation has no impact on total comprehensive income (loss) or total stockholders' equity for 2018. However, it did result in a net tax benefit from income taxes in continuing operations of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, respectively.
Liquidity and Capital Resources
Before attaining profitability in the third quarter of 2018, we had operated at a loss since our inception in 1998. As of September 30, 2018, our accumulated deficit was $418.8 million and we had cash and cash equivalents of $81.9 million, with substantially all of that cash located in the U.S., and working capital of $152.5 million.
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
We have a revolving credit facility with Capital One Financial Corporation and Silicon Valley Bank that allows for borrowing up to $35 million and expires in June 2019. Availability of credit is subject to a borrowing base that is calculated with reference to certain of our accounts receivable, inventory and equipment, and adjustments to such borrowing base are at the discretion of the lenders. The revolving credit facility requires that we comply with certain covenants while borrowings are outstanding, contains events of default customary for an agreement of this type and is secured by substantially all of our assets. As of September 30, 2018, there were no outstanding borrowings under the revolving credit facility, we were in compliance with all applicable covenants and, subject to the lenders’ adjustments described above and any restrictions pursuant to the Merger Agreement, we had approximately $35 million of credit commitment available for borrowing.
We maintain post-employment benefit plans for employees in certain foreign subsidiaries. The plans provide lump sum benefits, payable based on statutory regulations for voluntary or involuntary termination. Where required, we obtain an annual actuarial valuation of the benefit plans. We have recorded a liability of $2.1 million at September 30, 2018 for costs associated with these plans. The expense recorded in connection with these plans was not significant during the nine months ended September 30, 2018 or 2017.
The following table sets forth the components of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$20,707	$1,989
Net cash used in investing activities	(4,364)	(10,150)
Net cash provided by financing activities	812	10,364
Foreign exchange effect on cash and cash equivalents	(139)	1,144
Net cash flow	$17,016	$3,347

Net cash provided by operating activities. Net cash flows from operating activities increased by $18.7 million during the nine months ended September 30, 2018, versus the prior year comparable period. Improvements in net loss after adjustments for non-cash items such as depreciation, amortization and stock-based compensation during 2018 when compared to 2017 coupled with timing of accounts receivable collections and payments to our vendors were offset by other working capital changes. We expect working capital to fluctuate due to various factors including inventory requirements and the timing of certain payments from our customers and to our vendors.
Cash flow from deferred revenues improved by $30.4 million during the nine months ended September 30, 2018, versus the prior year comparable period. The increase in deferred revenues was primarily the result of a new multiyear licensing arrangement which was offset by a similar increase in accounts receivable and is discussed in Note 2 to the Condensed Consolidated Financial Statements. Amortization of deferred revenues into revenues relating to sales of home equipment was $13.8 million and $13.3 million during the nine months ended September 30, 2018 and 2017, respectively.
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
The decrease of $3.2 million in purchases of property and equipment was driven in part by decreased spending associated with our NxStage Kidney Care dialysis centers. Capital expenditures for our NxStage Kidney Care centers were $1.1 million and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively.
Net cash provided by financing activities. During the nine months ended September 30, 2018 and 2017 we received $2.1 million and $11.0 million, respectively, of net cash flows from stock plan activities. Proceeds from stock incentive plans are subject to fluctuation based primarily on the number of options exercised and, to a lesser extent, the weighted-average exercise price. Cash provided by financing activities during both 2018 and 2017 was also reduced by cash used to pay our capital lease and debt obligations.
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
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2018 are described in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2017 Annual Report, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2).
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our 2017 Annual Report and updated as necessary in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of our business, including changes in interest rates and exchange rates. A discussion of market risk affecting us is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2017 Annual Report. There have been no material changes to our market risks or to our management of such risks during the three and nine months ended September 30, 2018.
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to achieve their stated purpose.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We may be unable to sustain profitable operations.
Our financial results for the third quarter of 2018 represent the first quarter of profitable operations since inception. Currently, we have a significant accumulated deficit. We continue to invest in our operations, in particular with respect to research and development, to drive future growth. Accordingly, we cannot ensure the extent or sustainability of our future profitability.
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

Further consolidation within the highly competitive dialysis industry may exacerbate these risks. In addition, new, well-funded entrants may enter the dialysis industry, such as CVS Health, which announced its intent to enter this market.
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

Risks Related to Operations
We obtain some of our raw materials and production and supply chain services from a single source.
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
Our dependence upon these and other single-source suppliers of raw materials, components, finished goods, warehouse logistics and sterilization services exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. This could lead to customer dissatisfaction, damage to our reputation, or customers switching to competitive products. Any interruption in supply could be particularly damaging to our customers using the System One to treat chronic end-stage renal disease who need access to the System One and related disposables to continue their therapy.
Finding alternative sources for these raw materials, components, finished goods, warehouse logistics and sterilization services would be difficult and in many cases entail a significant amount of time, disruption and cost. Although we believe our supply chain has sufficient inventory of raw materials, components and finished goods to withstand a temporary disruption in supply from any single source supplier, any permanent or long-term disruption in supply from any single source supplier could lead to supply delays or interruptions which would adversely impact our business, financial condition and results of operations and harm our reputation, at least in the near term.
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
The consummation of the Merger by Fresenius remains conditioned, among other things, on: (i) the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal, (ii) receipt of regulatory approval under the HSR Act or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act, and (iii) NxStage's compliance, in all material respects, with its covenants under the Merger Agreement.
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
One of the conditions to consummation of the proposed Merger is receipt of regulatory approval under the HSR Act, or the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act. There can be no assurance that such regulatory approval to consummate the proposed Merger will be obtained. If such regulatory approval is obtained, there can be no assurance as to the timing of such approval, our ability to obtain the approval on satisfactory terms or in the absence of any litigation challenging such approval. In October 2017, we and Fresenius each received a Request for Additional Information and Documentary Material (also known as a Second Request) from the FTC. The Second Request extended the waiting period imposed by the HSR Act until 30 days after Fresenius and we have substantially complied with the Second Request. In an effort to advance the process of obtaining FTC clearance of the proposed Merger under the HSR Act, on July 10, 2018 we entered into an agreement to sell our bloodlines business operated under the Medisystems name to B. Braun Medical Inc.  Consummation of that transaction is subject to (1) FTC approval of that transaction, (2) the closing of the Merger, (3) and other customary conditions.  We hope to be able to obtain FTC clearance of the proposed Merger with Fresenius prior to February 5, 2019, the new End Date for our Merger Agreement, however, there can be no assurance that such clearance will be obtained.
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
Matthew W. Towse
Chief Financial Officer (Duly authorized officer and principal financial officer)
November 7, 2018